Form 10-Q
period 1995-06-30
SCAN GRAPHICS INC
filed 1996-05-09
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


Commission File Number    0-15864
                          -------


                               SCAN-GRAPHICS, INC.
- -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       PENNSYLVANIA                                  95-4091769
- ------------------------------------       ------------------------------------
 (State of Incorporation)                   (IRS Employer Identification No.)

             700 ABBOTT DRIVE, BROOMALL, PENNSYLVANIA   19008-4373
- -------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                  610-328-1040
- -------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


      8,748,812 shares of common stock were outstanding as of June 30, 1995

                               SCAN-GRAPHICS, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                          PAGE
- -----------------------------                                          ----


Item 1.  Financial Statements (Unaudited)

         Balance Sheets --
         June 30, 1995  and December 31, 1994                          3 -  4

         Statements of Operations --
         Three months ended
         June 30, 1995  and 1994                                       5

         Statements of Operations --
         Six months ended
         June 30, 1995  and 1994                                       6

         Statements of Cash Flow --
         Three months ended
         June 30, 1995  and 1994                                       7

         Notes to Financial Statements --
         June 30, 1995                                                 8 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                         11 - 12


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                 13



SIGNATURE PAGE                                                         14

                               SCAN-GRAPHICS, INC.

                                 BALANCE SHEETS

                                                              JUNE 30,        DECEMBER 31,
                                                                1995             1994
                                                             -----------      ------------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                               $   25,058        $   34,108
      Accounts receivable, less
         allowance for doubtful accounts of
         $29,604 and $269,912                                    620,385           669,717
      Notes Receivable                                              -                 -
      Sales-type lease receivable                                 22,389            24,635
      Inventories (Note 2)                                       670,289           664,800
      Prepaid expenses and other current
          assets                                                  17,552            23,692
                                                               ---------         ---------

             TOTAL CURRENT ASSETS                             $1,355,673        $1,416,952
                                                               ---------        ----------
PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization
         (Notes 3, and 5)                                        247,431           330,773

OTHER ASSETS (Note 4):
      Product acquisition costs, less
         accumulated amortization                                 59,545           99,545
      Software production costs, less
         accumulated amortization                                   -                 -
      Software purchased                                         695,148           695,148
      Trademarks and patents, less
         accumulated amortization                                 44,245            52,787
      Sales-type lease receivable                                   -                8,772
      Prepaid expenses                                              -                 -
      Other                                                        6,050             6,050
                                                               ---------         ---------

             TOTAL OTHER ASSETS                               $  804,988        $  862,302
                                                               ---------        ----------

             TOTAL ASSETS                                     $2,408,092        $2,610,027
                                                               ---------         ---------



                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                                 BALANCE SHEETS

                                                             JUNE 30,              DECEMBER 31,
                                                               1995                    1994
                                                            -----------           -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                    $  696,872            $  558,042
    Loans Payable - related parties                             147,000               172,127
    Accrued payroll                                             108,546                81,487
    Accrued commissions                                          15,030                25,447
    Advance billings/unearned revenue                           103,322               104,598
    Billing is excess of cost and estimated
     earning on long-term contract                               60,500                60,500
    Income taxes payable                                         13,313                13,313
    Current maturities of long
     term debt (Note 5)                                           6,419                10,306
                                                              ---------             ---------

               TOTAL CURRENT LIABILITIES                     $1,151,002            $1,025,820
                                                              ---------             ---------

LONG-TERM DEBT, less current
  maturities (Note 5)                                                --                 1,798
                                                              ---------             ---------

LONG TERM LIABILITIES:

    Dividend Payable                                             59,749               199,750

COMMITMENTS AND CONTINGENCIES
    (Note 7)

STOCKHOLDERS' EQUITY

     Class A convertible preferred
        stock Series A par value
        $2.00 Authorized 1,000,000 shares
        Outstanding 500,000 shares and 500,000
        shares respectively, at June 30, 1995
        and December 31, 1994                                 1,000,000             1,000,000

     Class A convertible preferred
        stock Series C par value
        $10.00 Outstanding 2,500 shares and -0-
        shares respectively, at June 30, 1995
        December 31, 1994                                        25,000                   --

     Common stock, par value $0.001 Authorized
        50,000,000 shares Outstanding
        8,748,812 shares at June 30, 1995
        and 8,718,812 shares at December 31, 1994                 8,749                 8,718

    Additional paid-in capital                                8,536,269             8,303,237
      Deficit                                                (8,372,677)           (7,929,296)
                                                             ----------           -----------

               TOTAL STOCKHOLDERS' EQUITY                     1,197,310             1,382,659
                                                              ---------             ---------

                                                             $2,408,092            $2,610,027
                                                              ---------             ---------



                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                            STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED JUNE 30,
                                                      1995          1994
                                                 -----------    -----------

SALES                                            $   397,972    $   556,752
LICENSE AND ROYALTY FEES                              18,947         99,060
                                                 -----------    -----------

         Total revenues                          $   416,919    $   655,812


COST OF GOODS SOLD (Note 2)                          427,479        244,088


GROSS PROFIT                                         (10,559)       411,724
                                                 -----------    -----------

EXPENSES:
      Research and development                        65,114         87,224
      Sales and marketing                            195,604        202,627
      General and administrative                     152,897        154,171

                  Total operating expenses           413,615        444,022
                                                 -----------    -----------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                        (424,174)       (32,298)

OTHER INCOME                                             636          1,213
Other Expense                                         10,277        (21,143)

                  Total other income (expense)        10,913        (19,930)

NET INCOME(LOSS) BEFORE INCOME TAX
      AND EXTRAORDINARY ITEM                        (413,261)       (52,229)

INCOME TAX                                              --             --
NET INCOME BEFORE EXTRAORDINARY ITEM                (413,261)       (52,229)

      Extraordinary Credit - Tax reduction
         attributable to utilization of net
         operating loss carryover                       --             --

NET INCOME                                          (413,261)       (52,229)

PREFERRED DIVIDENDS                                  (30,000)       (30,000)

BALANCE APPLICABLE TO COMMON STOCK                  (443,261)       (82,229)

EARNINGS(LOSS) PER SHARE OF COMMON STOCK:
      Primary                                           (.05)          (.01)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                   8,748,812      8,718,812



                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                            STATEMENTS OF OPERATIONS


                                                  SIX MONTHS ENDED JUNE 30,
                                                 -----------    -----------
                                                     1995           1994
                                                 -----------    -----------

SALES                                            $   937,069    $ 1,533,231
LICENSE AND ROYALTY FEES                              52,696        241,061
                                                 -----------    -----------

         Total revenues                          $   989,765    $ 1,774,292


COST OF GOODS SOLD (Note 2)                          814,898        778,345


GROSS PROFIT                                         174,867        995,947
                                                 -----------    -----------

EXPENSES:
      Research and development                       137,421        158,919
      Sales and marketing                            379,869        406,519
      General and administrative                      25,784        326,065

                  Total operating expenses           543,074        891,503
                                                 -----------    -----------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                        (368,207)       104,444

OTHER INCOME                                           1,423          2,673
Other Expense                                        (16,596)       (36,539)

                  Total other income (expense)       (15,173)       (33,866)

NET INCOME(LOSS) BEFORE INCOME TAX
      AND EXTRAORDINARY ITEM                        (383,380)        70,578

INCOME TAX                                              --           21,173
NET INCOME BEFORE EXTRAORDINARY ITEM                (383,380)        49,405

      Extraordinary Credit - Tax reduction
         attributable to utilization of net
         operating loss carryover                       --           21,173

NET INCOME                                          (383,380)        70,578

PREFERRED DIVIDENDS                                  (60,000)       (60,000)

BALANCE APPLICABLE TO COMMON STOCK                  (443,380)        10,578

EARNINGS(LOSS) PER SHARE OF COMMON STOCK:
      Primary                                           (.05)           .00

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                   8,748,812      8,718,812


                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                             STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                  SIX MONTHS    SIX MONTHS
                                                      1995         1994
                                                 -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income(Loss)                                  (383,380)     70,578
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating
      activities:
  Depreciation and amortization                      140,371     156,795
  Consulting Fees                                       --          --
  Decrease in notes receivable                          --        25,000
  (Increase) decrease in notes and
   accounts receivable                                54,332    (536,412)
  (Increase) decrease in inventories                  (5,489)     45,269
  (Increase) decrease in other current assets          6,140       9,763
  (Increase) decrease in other assets                   --          --
  (Increase) decrease in sales-type receivables       11,018       6,452
  Increase(decrease) in accounts payable
      and accrued expenses                           155,472     312,900
  Increase(decrease) loan payable related party      (25,127)    (20,460)
  Increase(decrease) in advanced billings             (1,276)    (87,002)
  Increase(decrease) in income tax payables             --          --

     Total adjustments                               335,441     (87,695)

  Net cash provided(used) by operating
      activities                                     (47,939)    (17,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (8,488)       (446)
  Capitalized trademarks & patents                      --        (7,210)

  Net Cash (used) in investing activities             (8,488)     (7,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                         (5,685)     (4,922)
  Payment of preferred dividends                        --          --
  Payment of expired - common stock issue             (6,000)       --
  Proceeds from issuance of preferred stock           45,000        --
  Proceeds from exercise of common stock options      14,062        --
  Net cash (used) by financing activities             47,377      (4,922)

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                (9,050)    (29,695)

CASH AND CASH EQUIVALENTS,
      at beginning of year                            34,108      80,561

CASH AND CASH EQUIVALENTS,
      at June 30,                                     25,058      50,866



                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1995


Note #1

In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at June 30, 1995 and the results of operations for the periods indicated. The operating results of operations for the periods are not necessarily indicative of results to be expected.

Note #2           Inventories:
                  Inventories at June 30, 1995 and December 31, 1994
                  consists of the following:
                                                 June 30,         December 31,
                                                 1995             1994
                                                 ----------       ------------
                  Raw materials                  $  231,012       $  224,795
                  Work-in-process                   209,951          151,609
                  Finished products                 229,326          238,396
                                                 ----------       ----------
                                                 $  670,289       $  664,800
                                                 ----------       ----------
Note #3           Property and Equipment:
                  Property and equipment consists of:

                                                 June 30,         December 31,
                                                 1995             1994
                                                 ----------       ------------

                  Machinery & Equipment          $1,646,217       $1,637,730
                  Furniture & Fixtures               59,470           59,470
                  Autos & Trucks                     12,428           12,428
                  Leasehold Improvements             56,426           56,426
                  Software                          182,075          182,075
                                                 ----------       ----------
                                                 $1,956,616       $1,948,129
                  Less accumulated
                   depreciation and
                   amortization                   1,709,185        1,617,356
                                                  ---------        ---------

                  Net Fixed Assets               $  247,431       $  330,773
                                                  ---------        ---------

Note #4  Other Assets:
                  Product Acquisition Costs

                  Capitalized production
                   acquisition costs             $  400,000       $  400,000
                  Less accumulated
                   amortization                     340,455          300,455
                                                  ---------        ---------
                                                 $   59,545       $   99,545

                  Capitalized Software Costs

                                                 June 30,         December 31,
                                                 1995             1994
                                                 ----------       ------------
                  Capitalized Software
                   production costs              $  455,458       $  455,458
                  Less accumulated amortization     455,458          455,458
                                                 ----------       ----------
                                                 $    -0-         $    -0-
                                                 ----------       ----------

                  Software Purchased             $  695,148       $  695,148
                  Less accumulated amortization         --               --
                                                 ----------       ----------
                                                 $  695,148       $  695,148

                               SCAN-GRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1995

Note #4  Other Assets: (Continued)

                  Manufacturing Start-Up Costs
                                                 June 30,         December 31,
                                                 1995             1994
                                                 ----------       ------------

                  Capitalized manufacturing
                   start-up costs                $  386,891       $  386,891
                  Less accumulated amortization     386,891          386,891
                                                 ----------       ----------
                                                 $    --          $     --
                                                 ----------       ----------

                                                 June 30,         December 31,
                                                 1995             1994
                                                 ----------       ----------

                  Trademarks and Patents         $   85,420       $   85,420
                   less accumulated
                   amortization                      41,175           32,633
                                                 ----------       ----------
                                                 $   44,245       $   52,787
Note #5  Long Term Debt

                  Long-Term debt consists of the following:

                                                 June 30,         December 31,
                                                 1995             1994
                                                 ----------       ------------
                  Notes payable, collateralized
                  by equipment payable in monthly
                  installments of $617.52
                  including interest at 9.3%
                  through March 1996             $   4,621        $    8,236

                  Note payable, collateralized
                  by equipment, payable in
                  monthly installments of
                  $368 including interest at
                  9.00% through November 1995.       1,798             3,868
                                                 ----------       ----------

                  Total                              6,419            12,104
                  Less Current Maturities            6,419            10,306
                                                 ----------       ----------

                  Long-Term debt                  $    -0-        $    1,798
                                                 ----------       ----------

Note #6  Stockholders' Equity

                  On January 3, 1995, four (4) outside Directors of the Company were each issued 25,000 common stock purchase options per the 1992 Long-Term Incentive Plan. These options are exercisable through December 31, 1999 at a price of $.46875 per share, the fair market value on the date of the grant.

                  On February 15, 1995, the Board of Directors approved the issuance of 125,000 common stock warrants on December 27, 1994 to the Chief executive officer of the Company in consideration for the credit facility consisting of personal loans of $250,000 that the Chief executive officer has made available to the Company. The warrants can be exercisable through December 31, 1999 at $.375 per share. On January 13, 1995, the Board of Directors approved the issuance of 124,000 common stock warrants to an outside consultant to perform marketing services as required by the Company. The warrants can be exercisable through January 12, 2000 at $.4375 per share.

                  In May 1995, three outside Directors of the Company exercised common stock options of 10,000 shares each.

                               SCAN-GRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1995



Note #6  Stockholders' Equity (Continued)

                  In June 1995, the Company issued a private placement of Convertible Preferred Stock of $250,000 (25,000 shares, $10,00 par value). The Company intends to raise up to $1,000,000 total.


Note #7  Commitments and Contingencies


                  The Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event the aggregate potential severance pay at June 30, 1995 is $390,000.

Note #8  Supplemental Disclosures of Cash Flow Information

                                                 June 30,         June 30,
                                                 1995             1994
                                                 ----------       ----------
                  Cash paid during year for
                   interest                      $    1,606       $      787
                                                 ----------       ----------

                  Declaration of preferred
                   stock cash dividend           $   60,000       $   60,000
                                                 ----------       ----------

                  Issuance of Preferred Stock
                   in lieu of Dividends Due      $  200,000       $     --
                                                 ----------       ----------

                  Preferred Subscription
                   Receivable                    $    5,000       $     --
                                                 ----------       ----------

                               SCAN-GRAPHICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of June 30, 1995, the Company's working capital of $204,671 decreased compared to $391,132 at December 31, 1994. The decrease in working capital of $186,461 was primarily due to the increase in accounts payables. The Company's working capital at June 30, 1995 of $204,671 decreased by 77.1% compared to the June 30, 1994 amount of $1,042,105. This was due primarily to the decrease in cash and accounts receivable (see Results of Operations) and the increase in accounts payable. The Company's current ratio of 1.18 to 1 at June 30, 1995 decreased compared to the ratio of 2.03 to 1 at June 30, 1994. The Company had no bank borrowings outstanding at June 30, 1995.

The Company has continually met its working capital requirements primarily through private placements of its securities and personal loans from the Chief Executive Officer of the Company. The Company's continued existence is dependent upon its ability to resolve liquidity problems, principally by obtaining additional equity capital, increasing sales and generating net income.

The Company is currently raising capital through a private placement of the Company's Convertible Preferred Stock. The total number of shares to be issued will be 100,000 and the amount of financing secured will be $1,000,000.

In July 1995, the Company signed an agreement to acquire a company which has the Master Distribution Agreement for the Lockheed Martin geospatial software products. This software is an open architecture, object oriented data management system. The Company believes that the private placement of preferred stock and the acquisition will generate a positive cash flow and a net income for the next twelve months.

Results of Operation

Net Revenue for the three months ended June 30, 1995 decreased to $446,919, a 36.4% decrease compared to the three months ended June 30, 1994, amount of $655,812. The decrease in revenue was primarily due to parts shortages which delayed significant shipments from its 2nd quarter backlog into the 3rd quarter 1995. Net Revenue for the six months ended June 30, 1995, was $989,765, a 44.2% decrease compared to the six months ended June 30, 1994, amount of $1,774.992. Revenue in excess of 10% of revenue to two customers accounted for approximately 25.1% of net revenue for the six months ended June 30, 1995, compared to revenue in excess of 10% of revenue to each of two customers which accounted for approximately 30% of net revenue for the six months ended June 30, 1994.

Gross Margin percentages for the six months ended June 30, 1995 and 1994 were 22% and 56% of revenue, respectively. Gross Margin percentages for the three months ended June 30, 1995 and 1994 were (2%) and 68%, respectively. The decrease was due the special incentives on initial scanner orders to distributors and resellers and amortization of capitalized product cost in which sales of these products has not as yet materialized to offset the majority of these costs.

                               SCAN-GRAPHICS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Research and development expense as a percentage of revenue increased to 13.90% of revenue for the six months ended June 30, 1995 compared to 9.0% of revenue for the six months ended June 30, 1994. Research and development expense as a percentage of revenue increased to 15.6% for the three months ended June 30, 1995, compared to 13.3% of revenue for the three months ended June 30, 1994. The Company continues to invest its resources in the development of software imaging products and the continuing development of new hardware products. On an actual expense comparison research and development expenses decreased for the six months ended June 30, 1995, compared to June 30, 1994 by $21,498.

Sales and Marketing expense as a percentage of revenue increased to 38.4% of sales for the six months ended June 30, 1995 compared to 22.9% at June 30, 1994. Sales and Marketing expense as a percentage of revenues increased to 46.9% for the three months ended June 30, 1995, compared to 30.9% at June 30, 1994. On an actual expense comparison, sales and marketing expenses decreased by $26,650 for the six months ended June 30, 1995 compared to June 30, 1994.

General and Administrative expense as a percentage of revenue decreased to 2.6% of sales for the six months ended June 30, 1995 compared to 2.6% at June 30, 1994. General and Administrative expense as a percentage of revenue increased to 36.7% of sales for the three months ended June 30, 1995 compared to 23.5% at June 30, 1994. On an actual expense comparison, general and administrative expenses decreased at June 30, 1995 compared to June 30, 1994 by $300,281. This decrease was a result of a reversal of an Accounts Receivable Reserve of $238,862, setup in 1994 and 1993 for a potentially uncollectible account. An agreement with the customer was reached for the full amount in March 1995 to pay the receivable.


Inflation

There can be no assurance that the Company's business will not be affected by inflation in the future, however, management believes the inflation did not have a material effect on the results of operations or financial condition of the Company during the period presented herein.

                           PART II - OTHER INFORMATION


         Item 1 - Legal Proceedings -
                           None

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of
                  Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8K
                           A)  None
                           B)  Reports on Form 8K
                               None.

         Exhibit Document

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                  None

         (4)      Instruments defining the rights of security holders.
                  None

         (11)     Statement re: computation of per share earnings.
                  Not applicable

         (15)     Letter re:  unaudited financial information.
                  Not applicable

         (18)     Letter re:  change in accounting principles.
                  Not applicable

         (19)     Previously unfiled documents.
                  None

         (20)     Report(s) furnished to security holders.
                  None

         (23) Published report regarding matters submitted to vote of security holders.

                  Proposal No. 1
                  In Election of Directors to Terms Expiring in 1995:

                                            For               Withheld
                                            ---------         --------
                  Andrew E. Trolio          8,428,553         49,210
                  David S. Hirsch           8,431,553         46,210
                  Howard L. Morgan          8,432,553         45,210
                  Michael A. Mulshine       8,428,553         49,210
                  James C. Sargent          8,430,053         47,710

         (24)     Consents of experts and counsel.
                  None

         (25)     Power of attorney.
                  None

         (28)     Additional exhibits.
                  None

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                             SCAN-GRAPHICS, INC.



DATE:     August 15, 1995                   /s/ Andrew E. Trolio
- ---------------------------------          -----------------------------------
                                                President



DATE:     August 15, 1995                   /s/ Joseph N. Battista
- ---------------------------------          -----------------------------------
                                           Vice President Finance and
                                              Operations
                                           (Chief Accounting Officer)