Form 10-Q
period 1995-09-30
SCAN GRAPHICS INC
filed 1996-05-09
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDED FORM 10-Q






       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                         Commission File Number 0-15864



                               SCAN-GRAPHICS, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


               PENNSYLVANIA                     95-4091769
         ------------------------   ------------------------------------
         (State of Incorporation)   (I.R.S. Employer Identification No.)


             700 ABBOTT DRIVE, BROOMALL, PENNSYLVANIA     19008-4373
             ----------------------------------------     ----------
             (Address of principal executive offices)     (Zip Code)


                                  610-328-1040
               --------------------------------------------------
               Registrant's telephone number, including area code



Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              -

9,033,012 shares of common stock were outstanding as of September 30, 1995

                               SCAN-GRAPHICS, INC.



                                      INDEX


PART I. FINANCIAL INFORMATION                                          PAGE
- -----------------------------                                          ----

Item 1.  Financial Statements (Unaudited)

         Balance Sheets --
         September 30, 1995 and December 31, 1994                      3 -  4

         Statements of Operations --
         Three months and Six Months ended
         September 30, 1995 and 1994                                   5 -  6

         Statements of Cash Flow --
         Nine months ended
         September 30, 1995 and 1994                                        7


         Notes to Financial Statements --
         September 30, 1995                                            8 - 10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                        11 - 12



PART II.  OTHER INFORMATION
- --------  -----------------

Item 1 through Item 6                                                      13



SIGNATURE PAGE                                                             14
- --------------

                               SCAN-GRAPHICS, INC.
                               -------------------
                                 BALANCE SHEETS
                                 --------------

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  1995               1994
                                                                              -------------      ------------
                                                               ASSETS

CURRENT ASSETS:
- ---------------
      Cash and cash equivalents                                               $  293,409           $   34,108
      Accounts receivable, less
         allowance for doubtful accounts of
         $29,604 and $269,912                                                  1,105,391              669,717
      Sales-type lease receivable                                                 15,672               24,635
      Inventories (Note 2)                                                       748,848              664,800
      Prepaid expenses and other current
          assets                                                                  26,762               23,692
                                                                               ---------            ---------
             TOTAL CURRENT ASSETS                                             $2,190,082           $1,416,952
                                                                               ---------           ----------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization
         (Notes 3 and 5)                                                         209,991              330,773

OTHER ASSETS (Note 4):
      Product acquisition costs, less
         accumulated amortization                                                 39,545               99,545
      Software purchased                                                         590,876              695,148
      Trademarks and patents, less
         accumulated amortization                                                 39,974               52,787
      Sales-type lease receivable                                                   -                   8,772
      Other                                                                        6,050                6,050
                                                                               ---------            ---------

             TOTAL OTHER ASSETS                                               $  676,445           $  862,302
                                                                               ---------           ----------

             TOTAL ASSETS                                                     $3,076,518           $2,610,027
                                                                               ---------            ---------

                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                               -------------------
                                 BALANCE SHEETS
                                 --------------

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    1995                 1994
                                                                                -------------        ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
- --------------------

    Accounts payable and accrued expenses                                       $  289,819            $  558,042
    Loans Payable - related parties                                                 90,000               172,127
    Accrued payroll                                                                 88,331                81,487
    Accrued commissions                                                              8,478                25,447
    Advance billings/unearned revenue                                               88,866               104,598
    Billing is excess of cost and estimated
      earning on long-term contract                                                 60,500                60,500
    Income taxes payable                                                             6,313                13,313
    Current maturities of long
      term debt (Note 5)                                                             4,244                10,306
                                                                                 ---------             ---------

               TOTAL CURRENT LIABILITIES                                        $  636,551            $1,025,820
                                                                                 ---------             ---------

LONG-TERM DEBT, less current
  maturities (Note 5)                                                                 -                    1,798
                                                                                 ---------             ---------

LONG TERM LIABILITIES:
- ----------------------
    Dividends Payable                                                               89,749               199,750

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

    Class A convertible preferred stock Series A par value $2.00 Authorized
        1,000,000 shares
        Outstanding 500,000 shares and 500,000
        shares respectively, at September 30, 1995
        and December 31, 1994                                                    1,000,000             1,000,000

     Class A convertible preferred
        stock Series C par value
        $10.00 Outstanding 125,000 shares and -0-
        shares respectively, at September 30, 1995 and
        December 31, 1994                                                        1,250,000                  -

     Common stock, par value $0.001 Authorized 50,000,000 shares Outstanding
        9,033,012 shares at September 30, 1995 and 8,718,812
        shares at December 31, 1994                                                  9,033                 8,718

    Additional paid-in capital                                                   8,448,747             8,303,237
      Deficit                                                                   (8,357,562)           (7,929,296)
                                                                                 ---------             ---------

               TOTAL STOCKHOLDERS' EQUITY                                        2,350,218             1,382,659
                                                                                 ---------             ---------

                                                                                $3,076,518            $2,610,027
                                                                                 ---------             ---------

                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                               -------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                               -----------------------------------
                                                                  1995                     1994
                                                               ---------                 ---------

SALES                                                         $  843,793                $  372,146
LICENSE AND ROYALTY FEES                                          31,364                    50,223
                                                               ---------                 ---------

         Total revenues                                       $  875,157                $  422,369


COST OF GOODS SOLD (Note 2)                                      451,544                   232,929


GROSS PROFIT                                                     423,613                   189,440
                                                               ---------                  --------

EXPENSES:
      Research and development                                    85,090                   129,739
      Sales and marketing                                        179,561                   206,585
      General and administrative                                 102,146                   128,619

                  Total operating expenses                       366,797                    464,943
                                                                --------                   --------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                      56,816                   (275,503)

OTHER INCOME                                                         485                      6,874
Other Expense                                                    (12,187)                   (17,328)

                  Total other income (expense)                   (11,702)                   (10,454)

NET INCOME (LOSS) BEFORE INCOME TAX
      AND EXTRAORDINARY ITEM                                      45,114                   (285,957)

INCOME TAX                                                          -                          -
NET INCOME BEFORE EXTRAORDINARY ITEM                              45,114                   (285,957)

      Extraordinary Credit - Tax reduction
         attributable to utilization of net
         operating loss carryover                                   -                          -

NET INCOME                                                        45,114                   (285,957)

PREFERRED DIVIDENDS                                              (30,000)                   (30,000)

BALANCE APPLICABLE TO COMMON STOCK                                15,114                   (315,957)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                                       (.00)                      (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                               8,883,412                  8,118,742


                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                               -------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1995                      1994
                                                               ---------                 ---------

SALES                                                         $1,780,861                $1,905,377
LICENSE AND ROYALTY FEES                                          84,060                   291,284
                                                               ---------                 ---------

         Total revenues                                       $1,864,921                $2,196,661


COST OF GOODS SOLD (Note 2)                                    1,266,441                 1,011,274


GROSS PROFIT                                                     598,480                 1,185,387
                                                              ----------                 ---------

EXPENSES:
      Research and development                                   222,510                   288,658
      Sales and marketing                                        559,430                   613,104
      General and administrative                                 127,930                   454,684

                  Total operating expenses                       909,870                 1,356,446
                                                               ---------                 ---------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                    (311,390)                 (171,059)

OTHER INCOME                                                       1,907                     9,547
Other Expense                                                    (28,783)                  (53,867)

                  Total other income (expense)                   (26,876)                  (44,320)

NET INCOME (LOSS) BEFORE INCOME TAX
      AND EXTRAORDINARY ITEM                                    (338,266)                 (215,379)

INCOME TAX                                                          -                         -

NET INCOME BEFORE EXTRAORDINARY ITEM                            (338,266)                 (215,379)

      Extraordinary Credit - Tax reduction
         attributable to utilization of net
         operating loss carryover                                   -                         -

NET INCOME                                                      (338,266)                 (215,379)

PREFERRED DIVIDENDS                                              (90,000)                  (90,000)

BALANCE APPLICABLE TO COMMON STOCK                              (428,266)                 (305,379)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                                       (.05)                     (.04)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                               8,883,412                 8,718,812

                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                               -------------------
                             STATEMENTS OF CASH FLOW
                             -----------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                  --------------------------------------------

                                                      NINE MONTHS             NINE MONTHS
                                                          1995                    1994
                                                      -----------             -----------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                     (338,266)                (215,379)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                          314,078                  226,926
  Consulting Fees                                           -                        -
  Decrease in notes receivable                              -                      25,000
  (Increase) decrease in notes and
   accounts receivable                                  (435,337)                (260,868)
  (Increase) decrease in inventories                     (84,048)                  53,602
  (Increase) decrease in other current assets             (3,070)                   3,976
  (Increase) decrease in other assets                        -                       -
  (Increase) decrease in sales-type receivables           17,735                   13,168
  Increase(decrease) in accounts payable
      and accrued expenses                              (278,348)                 269,719
  Increase(decrease) loan payable related party          (82,127)                 (11,460)
  Increase(decrease) in advanced billings                (15,732)                  89,009
  Increase(decrease) in income tax payable                (7,000)                    -

     Total adjustments                                  (573,849)                 231,054

  Net cash provided (used) by operating
      activities                                        (912,115)                 (15,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (16,211)                  (2,708)
  Capitalized trademarks & patents                          -                      (7,210)

  Net Cash (used) in investing activities                (16,211)                  (9,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (7,860)                  (6,823)
  Payment of preferred dividends                            -                        -
  Payment of expenses - preferred stock issue            (72,500)                    -
  Payment of expenses - common stock issue                (6,000)                    -
  Proceeds from issuance of preferred stock            1,049,663                     -
  Proceeds from issuance of common stock
    options/warrants                                     224,324                     -
  Net cash (used) by financing activities              1,187,627                   (6,823)

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                   259,301                   (1,066)

CASH AND CASH EQUIVALENTS,
      at beginning of year                                34,108                   80,561

CASH AND CASH EQUIVALENTS,
      at September 30,                                   293,409                   79,495


                 See accompanying notes to financial statements.

                               SCAN-GRAPHICS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                      ------------------------------------

Note #1

In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at September 30, 1995 and the results of operations for the periods indicated. The operating results of operations for the periods are not necessarily indicative of results to be expected.

Note #2  Inventories:
         ------------
         Inventories at September 30, 1995 and December 31, 1994 consists of the following:

                                                   September 30,              December 31,
                                                       1995                       1994
                                                   -------------              ------------
         Raw materials                               $  272,160                $  224,795
         Work-in-process                                256,260                   151,609
         Finished products                              220,428                   238,396
                                                      ---------                 ---------
                                                     $  748,848                $  664,800
                                                      ---------                 ---------

Note #3  Property and Equipment:
         -----------------------
         Property and equipment consists of:

                                                   September 30,              December 31,
                                                       1995                       1994
                                                   -------------              ------------
         Machinery & Equipment                       $1,653,435                $1,637,730
         Furniture & Fixtures                            59,470                    59,470
         Autos & Trucks                                  12,428                    12,428
         Leasehold Improvements                          56,426                    56,426
         Software                                       182,581                   182,075
                                                      ---------                 ---------
                                                     $1,964,340                $1,948,129
         Less accumulated
          depreciation and amortization               1,754,349                 1,617,356
                                                      ---------                 ---------

         Net Fixed Assets                            $  209,991                $  330,773
                                                      ---------                 ---------

Note #4  Other Assets:
         -------------
         Product Acquisition Costs


                                                   September 30,              December 31,
                                                       1995                       1994
                                                   -------------              ------------
         Capitalized production
          acquisition costs                          $  400,000                $  400,000
         Less accumulated amortization                  360,455                   330,455
                                                      ---------                 ---------
                                                     $   39,545                $   99,545

         Capitalized Software Costs
                                                   September 30,              December 31,
                                                       1995                       1994
                                                   -------------              ------------


         Software Purchased                          $  695,148                 $  695,148
         Less accumulated amortization                  104,272                       -
                                                      ---------                    -------
                                                     $  590,876                 $  695,148

                                                   September 30,              December 31,
                                                       1995                       1994
                                                   -------------              ------------

         Trademarks and Patents                      $   85,420                 $   85,420
          less accumulated amortization                  45,446                     32,633
                                                      ---------                  ---------
                                                     $   39,974                 $   52,787

                                          SCAN-GRAPHICS, INC.
                                          -------------------
                                     NOTES TO FINANCIAL STATEMENTS
                                     -----------------------------
                                 NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 ------------------------------------

Note #5  Long Term Debt
         --------------

         Long-Term debt consists of the following:

                                                  September 30,              December 31,
                                                       1995                       1994
                                                  -------------              ------------
         Notes payable, collateralized
         by equipment payable in
         monthly installments of $617.52
         including interest at 9.3% through
         March 1996                                  $   3,517                 $    8,236

         Note payable, collateralized
         by equipment, payable in monthly
         installments of $368 including
         interest at 9.00% through
         November 1995.                                    727                      3,868
                                                      --------                  ---------

         Total                                           4,244                     12,104

         Less Current Maturities                         4,244                     10,306
                                                      --------                  ---------

         Long-Term debt                              $    -0-                  $    1,798
                                                      --------                  ---------

Note #6  Stockholders' Equity
         --------------------

         On January 3, 1995, four (4) outside Directors of the Company were each issued 25,000 common stock purchase options per the 1992 Long-Term Incentive Plan. These options are exercisable through December 31, 1999 at a price of $.46875 per share, the fair market value on the date of the grant.

         On February 15, 1995, the Board of Directors approved the issuance of 125,000 common stock warrants on December 27, 1994 to the Chief executive officer of the Company in consideration for the credit facility consisting of personal loans of
                 -----------------------------------------------
         $250,000 that the Chief Executive Officer has made available
         ------------------------------------------------------------
         to the Company. The warrants can be exercisable through
         ---------------
         December 31, 1999 at $.375 per share. On January 13, 1995, the Board of Directors approved the issuance of 124,000 common stock warrants to an outside consultant to perform marketing services as required by the Company. The warrants can be exercisable through January 12, 2000 at $.4375 per share.

         In May 1995, three outside Directors of the Company exercised common stock options of 10,000 shares each.

         In June 1995, the Company issued a private placement of Convertible Preferred Stock of $250,000 (25,000 shares, $10.00 per share).

         During the third quarter 1995, the Company issued 100,000 shares of convertible preferred stock at $10.00 per share for a total of $1,000,000.

                               SCAN-GRAPHICS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                      ------------------------------------

Note #6  Stockholders' Equity (Continued)
         --------------------


         During the third quarter 1995, officers, a director, employees and others exercised common stock options and warrants resulting in 284,200 shares of common stock issued.

         During the third quarter 1995, 335,000 common stock options were issued to various employees including officers of the company.

         During the third quarter 1995, 1,302,500 common stock warrants were issued for the acquisition of Sedona GeoServices, Inc. and issued in connection with the placement of preferred stock.



Note #7  Commitments and Contingencies
         -----------------------------


         The Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event the aggregate potential severance pay at September 30, 1995 is $390,000.


Note #8  Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

                                          September 30,           September 30,
                                              1995                    1994
                                          -------------           ------------
         Cash paid during year for
          interest                          $    7,367              $    7,586
                                             ---------               ---------

         Declaration of preferred
          stock cash dividend               $   90,000                 $90,000
                                             ---------                  ------

         Issuance of Preferred Stock
          in lieu of Dividends Due          $  200,000                 $     -
                                             ---------                  ------

         Preferred Subscription Receivable  $      337                 $     -
                                             ---------                  ------

                               SCAN-GRAPHICS, INC.
                               -------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

As of September 30, 1995, the Company's working capital of $1,553,531 increased compared to $391,132 at December 31, 1994. The increase in working capital of $1,162,399 was primarily due to the issuance of preferred stock which raised over $1,000,000 in cash. The Company's working capital at September 30, 1995 of $1,162,399 increased by 45.6% compared to the September 30, 1994 amount of $798,507. This was due primarily to the increase in cash and accounts receivable and the decrease in accounts payable. The Company's current ratio of 3.44 to 1 at September 30, 1995 increased compared to the ratio of 1.79 to 1 at September 30, 1994. The Company had no bank borrowings outstanding at September 30, 1995.

The Company has continually met its working capital requirements primarily through private placements of its securities and personal loans from the Chief Executive Officer of the Company. The Company's continued existence is dependent upon its ability to resolve liquidity problems, principally by obtaining additional equity capital, increasing sales and generating net income.

During the third quarter the Company raised capital through a private placement of the Company's Convertible Preferred Stock. The number of shares issued was 100,000 and the amount of financing secured was $1,000,000.

In July 1995, the Company signed an agreement to acquire a company which has the Master Distribution Agreement for certain Lockheed Martin geospatial software products. This software is an open architecture, object oriented data management system. The Company believes that the private placement of preferred stock, its core business imaging scanners and software, and the commencing of sales of its GIS geospatial software will generate a positive cash flow and a net income for the next twelve months.

Results of Operation
- --------------------

Net Revenue for the three months ended September 30, 1995 increased to $875,157, a 107.2% increase compared to the three months ended September 30, 1994, amount of $422,369. Net Revenue for the nine months ended September 30, 1995, was $1,864,921, a 15.1% decrease compared to the nine months ended September 30, 1994, amount of $2,196,661. The decrease in revenue was primarily due to parts
                                ----------------------------------------------
shortages which has delayed shipments. Revenue in excess of 10% of revenue to
- --------------------------------------
one customer accounted for approximately 23% of net revenue for the nine months ended September 30, 1995, compared to revenue in excess of 10% of revenue to each of two customers which accounted for approximately 29% of net revenue for the nine months ended September 30, 1994.

Gross Margin percentages for the nine months ended September 30, 1995 and 1994 were 32% and 54% of revenue, respectively. Gross Margin percentages for the three months ended September 30, 1995 and 1994 were 48% and 68%, respectively. The decrease was due the special incentives on initial scanner orders to distributors and resellers and amortization of capitalized product cost in which sales of these products has not as yet materialized to offset the majority of these costs.

                               SCAN-GRAPHICS, INC.
                               -------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Research and development expense as a percentage of revenue decreased to 11.9% of revenue for the nine months ended September 30, 1995 compared to 13.1% of revenue for the nine months ended September 30, 1994. Research and development expense as a percentage of revenue decreased to 9.7% for the three months ended September 30, 1995, compared to 30% of revenue for the three months ended September 30, 1994. The Company continues to invest its resources in the development of software imaging products and the continuing development of new hardware products. On an actual expense comparison research and development expenses decreased for the nine months ended September 30, 1995, compared to September 30, 1994 by $66,148.

Sales and Marketing expense as a percentage of revenue increased to 30.0% of sales for the nine months ended September 30, 1995 compared to 27.9% at September 30, 1994. Sales and Marketing expense as a percentage of revenue decreased to 20.5% for the three months ended September 30, 1995, compared to 48.9% at September 30, 1994. On an actual expense comparison, sales and marketing expenses decreased by $53,674 for the nine months ended September 30, 1995 compared to September 30, 1994.

General and Administrative expense as a percentage of revenue decreased to 6.9% of sales for the nine months ended September 30, 1995 compared to 20.7% at September 30, 1994. General and Administrative expense as a percentage of revenue decreased to 11.7% of sales for the three months ended September 30, 1995 compared to 30.5% at September 30, 1994. On an actual expense comparison, general and administrative expenses decreased at September 30, 1995 compared to September 30, 1994 by $327,254. This decrease was a result of a reversal of an accounts receivable reserve of $238,862, setup in 1994 and 1993 for a potentially uncollectible account. An agreement was reached for the full amount in March 1995 to pay the receivable.


Inflation
- ---------

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

         Exhibit Document
         ----------------

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

         (15)     Letter re:  unaudited financial information.
                  Not applicable

         (18)     Letter re:  change in accounting principles.
                  Not applicable

         (19)     Previously unfiled documents.
                  None

         (20)     Report(s) furnished to security holders.
                  None

         (23) Published report regarding matters submitted to vote of security holders.
                  None

         (24)     Consents of experts and counsel.
                  None

         (25)     Power of attorney.
                  None

         (28)     Additional exhibits.
                  None

                                   SIGNATURES
                                   ----------





                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


                  Thereunto duly authorized.


                                                     SCAN-GRAPHICS, INC.



                  DATE:    November 15, 1995
                           -----------------         ------------------
                                                     Andrew E. Trolio
                                                     President




                  DATE:    November 15, 1995
                           -----------------         ------------------
                                                     Joseph N. Battista
                                                     Vice President Finance and
                                                     Operations
                                                     (Chief Accounting Officer)