Form 10-K405
period 1995-12-31
SCAN GRAPHICS INC
filed 1996-05-09
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 02549

                                    FORM 10-K



 X      Annual report pursuant to section 13 or 15(d) of the
- ----    Securities Exchange Act of 1934 for the fiscal year ended
        December 31, 1995 or
- ----    Transition report pursuant to section 13 or 15(d) of the
        Securities   Exchange Act of 1934 for the transition
        period from___to___

        Commission file number                      0-15864
                                -----------------------------------------------

                               SCAN-GRAPHICS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                           95-4091769
- --------------------------------------------  ---------------------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)             Identification No.)

      700 Abbott Drive, Broomall, PA                        19008
- --------------------------------------------  ---------------------------------
 (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code) 610-328-1040

        Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                    Name of each exchange on which
                                               Registered

- --------------------------------------------  ---------------------------------


        Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
- -------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of February 29, 1996 was $28,745,769.

The number of shares of the registrant's Common Stock issued and outstanding as of February 29, 1996 was 10,408,081 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

General

Founded in 1972, and located in suburban Philadelphia, SCAN-GRAPHICS(R), Inc. is an international provider of GIS database management software products, large document scanners, backfile conversion services, and imaging technology, software and systems.

Due to the Company's established areas of expertise and the continued emergence and growth of imaging and document management technologies, SCAN-GRAPHICS has taken aggressive steps to reposition itself in the Electronic Document Management (EDM) market during 1995.

The Company is now divided into the following three divisions:

                           oThe Scanner Division
                           oSedona TM GeoServices, Inc.
                           oTechnology Resource Center, Inc. (TRC)

The Scanner Division is a provider of monochrome, greyscale, and color large document scanners and imaging subsystems. It is an innovator in the development of new scanning and raster-to-vector conversion technology. The color scanners and related subsystem software are manufactured and distributed by Tangent Engineering, Inc., of Englewood, CO. Tangent was acquired by the Company during December 1995.

Sedona GeoServices, Inc., was acquired by SCAN-GRAPHICS in July 1995. It immediately became a wholly owned subsidiary of the Company, and, through this acquisition, acquired the right to package and commercially distribute Lockheed Martin geospatial software products, which will be launched during the third to fourth quarter 1996. Sedona is the only authorized distributor of these products in the commercial marketplace.

The formation of the Technology Resource Center, Inc. (TRC) was announced in November 1995. Due to be incorporated and functional in the fourth quarter of 1996, this new subsidiary will provide document conversion services, computer system services and training services focused on imaging and document management technologies. A key objective of TRC is to address the existing shortage of qualified imaging and document management personnel through the training and certification of many individuals, including, but not limited to unemployed and under-employed people.

Financial Information (In Thousands)

Total revenues for the years ended December 31, 1995, 1994 and 1993 were $4,987 $5,067, and $3,839, respectively. The percentages of total revenue for scanners and related services for years ended 1995, 1994 and 1993 were 93%, 91%, and 85% respectively. The percentages of total revenue for software and related services for years ended 1995, 1994 and 1993 were 5%, 2%, and 2% respectively. The percentages of total revenue for license and royalty fees for years ended 1995, 1994 and 1993 were 2%, 7%, and 13%, respectively.

    Financial Information Relating to Domestic and International Sales:
                                 (In Thousands)

                                    1995     1994    1993
                                    ----     ----    ----
Sales to unaffiliated customers:
           United States           $3,825   $4,105   $3,030
           Export                   1,162      962      809

Gross Profit:
           United States           $1,048   $2,130   $1,001
           Export                     692      747      456


Exports were sold into the following regions: Western Europe, Eastern Europe, Asia and Middle East.

It should be noted that to-date, the Company has financed the start-up of Sedona GeoServices, Inc. from its Scanner Division's cash flow and partially from the proceeds of a $1.25 million private placement of the Company's convertible preferred stock completed in September, 1995.

Description of Business and Principal Products

SCAN-GRAPHICS is a provider of GIS database management software products and is a pioneer and leader in scanning and image processing technology, large document scanners, backfile conversion services, and imaging software and systems. SCAN-GRAPHICS markets its products internationally through systems integrators and distributors. The Company is divided into the following three divisions:


                           oThe Scanner Division
                           oSedona GeoServices, Inc.
                           oTechnology Resource Center, Inc. (TRC)

Scanner Division

SCAN-GRAPHICS Scanner Division offers a variety of monochrome and greyscale imaging software for multiple platforms and applications. Specifically, the Company offers scanner operating systems software, image viewing, software, and raster-to-vector conversion, editing, and OCR software.

Tangent Engineering, Inc., a part of the Company's Scanner Division, was acquired in December 1995, and markets its products under the Tradename of Tangent Color Systems. Tangent offers three styles of color large document scanners and associated imaging software which are packaged into complete color scanning systems and sold under the brand name INTREPID.


Sedona GeoServices, Inc.

Sedona GeoServices, Inc., is the only Master Value Added Reseller authorized to commercially package and distribute Lockheed Martin geospatial software products to the commercial marketplace. These leading edge products are based upon the first open architecture, object-oriented database management system for processing geospatially oriented information. These products will allow data types such as maps, images, text and relational database information to be organized and manipulated within a single, user intuitive Geographic Information Systems (GIS).

Sedona GeoServices will offer the following commercial off-the-shelf (COTS) products:

1) Sedona GeoCATALOG TM will enable developers and resellers of geospatial information products, such as maps, aerial photography, and satellite imagery to create and distribute soft copy and on-line products catalogs.

2) Sedona GeoVIEW TM will be a full-function, high-speed software subsystem that will enable a user to browse through, view, clean, annotate, manipulate and print large, complex digital images.


3) The Sedona VPFKit TM will consist of a set of class libraries which will permit a software developer easy access to any database which uses the Vector Product Format(VPF). The Sedona VPFKit will provide a layer between the "raw" data in the database and the user's highest level (graphical or non-graphical)interface.

4) Sedona DMTool TM will consist of an integrated set of sophisticated computer software organized into a toolbox which will manipulate geospatial data and transform it into pertinent geographic information. The toolbox will contain open, object oriented data management tools which will organize and manipulate world objects, such as maps, images and text information within a single, user intuitive Geographic Information System
     (GIS).

Technology Resource Center, Inc. (TRC)

The TRC will provide a wide range of services in support of computer technologies that have been proven to improve office work productivity. The center will be a document conversion and training center. The center will concentrate on services that support imaging and document management technologies and the integration of these applications with other office processes such as accounting, information databases, and project controls.

License and Royalty Fees

The Company benefits from its technology expertise by the licensing of its patented hardware technology and software.

Research & Development (In Thousands)

The Company's engineering group is engaged in a continuing research and development program of its software and scanner products. Research and development expenses were $582, $783, and $770 for the years ended December 31, 1995, 1994, and 1993, respectively.

Patents and Copyrights

The Company is the sole owner of two patents entitled "High Speed, High Resolution Image Processing System," Patent Number 4,631,598 issued December 23, 1986 and Patent Number 4,972,273, issued November 20, 1990. Patents are effective for seventeen years from date of issuance.

During fiscal year 1995, 1994 and 1993 the Company capitalized costs related to the issuance of trademarks on its software products and patent costs related to the continuance, application and amendment of its High Speed, High Resolution Image Processing System.

These patents relate to the Company's scanner products. The Company believes that the technology contained in these patents is very important to electronic document scanner and/or digital copier products and to the Company's competitive position. The Company's developed software programs are covered and registered by copyrights.

Marketing

Each of the Company's three separate and distinct, yet synergistic business units sells its products and services through independent, yet complimentary distribution systems.

The Scanner Division sells its monochrome and greyscale scanners and related software through an expanding network of distributors, value added resellers, and system integrators. There are over 25 resellers in North America and 22 others throughout Europe, Asia, South America and the Pacific Rim. Tangent Engineering, Inc. sells its scanners and software products internationally through distributors, manufacturers representatives, and direct sales people.

Sedona GeoServices, Inc. is developing a distribution system which consists of value added resellers, systems integrators, and strategic partners which will resell shrink-wrapped and customized commercial off-the-shelf (COTS) products and/or license technology for use in the products of resellers, integrators, and partners.

The TRC will sell its services through resellers, manufacturers representatives, and direct sales people. Marketing programs will focus on specific industries, such as engineering and manufacturing, where the Company has established expertise. Subsequently, the TRC expects to sell into other industries that have a high demand for imaging and document management services.

Major Customers

The Company's revenues for the 1995 fiscal year were derived from a number of customers. One customer accounted for more than 10% of the Company's net revenue for this period. (See Note 10 to the Financial Statements)

Competition

The Company's competition must be categorized according to the markets in which the three divisions operate.

The Scanner Division's monochrome and greyscale hardware products compete with four other hardware manufacturers. These five companies control approximately 75% of the worldwide marketplace. The Company's Tangent Color Systems products compete with primarily other makers of large format color reprographic products such as Canon and Xerox. In the area of front end image processing, the Company competes with numerous competitors located throughout the world. In all cases, the Company's market niche remains large document scanning and digital file manipulation.

Sedona GeoServices, Inc. competes against two types of organizations, GIS software developers and GIS-related systems integrators/consultants. Recent industry surveys show that 10 competitive software developers control over 80% of the GIS software market.

There are a number of organizations that offer services similar to those offered by the TRC. These organizations include scanning service providers, hardware and software product developers, consulting organizations, computer resellers and VARs, systems integrators, and electronic document management training and certification companies.

Suppliers

The Company is not dependent on any single supplier for components and subassemblies in the manufacture of its products.

Manufacturing

The Company manufactures its large format scanners, MK35 Aperture Card Library Management System, scanner interfaces, scan servers, and software products at its Broomall, PA and Englewood, CO facilities.

Management believes that the facilities are adequate to fulfill its current and near term needs given the current and projected level of sales.

Employees

As of December 31, 1995, the Company had fifty-five full-time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are satisfactory.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management for the successful operation and development of its business. The loss of the services of one or more of its management personnel could materially and adversely affect the operation of the Company. In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, production and marketing. There is keen competition for such highly qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its principal offices and one of its manufacturing facilities at 700 Abbott Drive, Broomall PA 19008. The current lease was renewed on September 1, 1994 and continues through August 31, 1997 with an option to renew for two additional years. An additional manufacturing facility is located at 14 Inverness Drive East, Suite A-100, Englewood, CO 80112. The current lease has a term of five years beginning on June 1, 1994 and ending on May 31, 1999. Management believes that the facilities adequately fulfill its office and manufacturing space requirements.
(See Notes 12 and 14 to the Financial Statements)

ITEM 3.  LEGAL PROCEEDINGS (In Thousands)

On September 15 1992, SCAN-GRAPHICS, Inc. and Scorpion Technologies, Inc. reached an initial settlement agreement regarding a jury verdict in favor of SCAN-GRAPHICS, Inc. in August 1992. The agreement provided that Scorpion Technologies, Inc. was to pay SCAN-GRAPHICS, Inc. $2,000. As a result of the settlement, Scorpion paid the Company $1,430 through December 31, 1993, but defaulted in May 1993 on its obligation. As a result of Scorpion's default, in November 1993, the Company received the software product source codes and capitalized such for $695 which represented the remaining balance due from Scorpion. The value of the software was verified by an independent appraiser and was valued at $1,243. In March 1994, Scorpion turned over and the Company took possession of all Scorpion SGS8000 scanner technology which included all tangible and intangible assets

On November 20, 1995, an action was commenced against the Company seeking damages in excess of $117, for alleged fraud and breach of contract. On February 8, 1996, the Company answered the complaint, denying entitlement to recovery of any monies and counter-claiming for breach of contract and fraud. (See Note 11 to the Financial Statements)

During 1995, an action was filed against the Company through the International Arbitration Tribunal in Paris, France, claiming amounts due and damages for the Company's alleged failure to perform its obligations under a March 30, 1990 agreement. The Company has filed an answer to the complaint on February 30, 1996, asserting loss of profits from failure by the Plaintiff to forward sales orders for parts, maintenance and software. (See Note 11 to the Financial Statements)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

The common stock is traded in the over-the-counter market and is authorized to be quoted on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System under the symbol "SCNG".

The following Table sets forth the high and low bid prices of the Company's common stock as reflected on NASDAQ for the periods indicated. The bid prices represent quotations in the over-the-counter market between dealers in securities and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

        Common Stock                    High Bid               Low Bid

        1994
        1st Quarter                     $  29/32               $  17/32
        2nd Quarter                        11/16                   7/16
        3rd Quarter                         1/2                    5/16
        4th Quarter                         3/4                    5/16


        1995
        1st Quarter                     $  17/32               $   5/16
        2nd Quarter                         7/8                    5/16
        3rd Quarter                       3 5/8                    3/4
        4th Quarter                       3 1/32                1 11/16


        1996
        1st Quarter
        through
        February 29, 1996               $ 3 3/4                $ 3 1/4


As of February 29, 1996 there were approximately 2,000 Shareholders of record. On February 29, 1996, the last reported sale price of the Company's common stock as reported on the NASDAQ System was $3.53125.

The Company has never declared or paid cash dividends on its common stock and does not anticipate payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.


ITEM 6.  SELECTED FINANCIAL DATA (In Thousands)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 1995 and for the four previous years.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

                               YEAR ENDED DECEMBER 31,



Income Statement                 1995              1994 1              1993 1             1992 1          1991 1
                                 ----              ----                ----               ----            ----
Data:
Revenue                       $ 4,987           $ 5,067            $ 3,839           $ 6,837          $ 6,173
Net Income (Loss)
Before Extraordinary
Item                          $(1,237)          $(1,009)           $(1,856)          $   255          $  (599)

Net Income (Loss)              $(1,237)          $(1,009)            (1,856)         $   293          $  (599)

Income (Loss) Per
Share of Common Stock
Before Extraordinary
Item
  Primary                     $  (.14)          $  (.10)           $  (.21)          $   .03          $  (.07)
  Fully Diluted               $  (.14)          $  (.10)           $  (.21)          $   .03          $  (.07)


                         AT DECEMBER 31,
Balance                       1995               1994 1              1993 1          1992 1            1991 1
                              ----               -----               ----            ----              ----
Sheet Data:
Total Assets                  $4,084            $4,358              $3,884           $5,483           $6,006
Long-Term
Obligations                   $  231            $  417              $   12           $   40           $   78
Stockholders' Equity          $2,105            $1,876              $2,885           $4,561           $4,550


- ---------------------------
1 Restated due to acquisition of Tangent Engineering, Inc.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (In Thousands)

At December 31, 1995, cash and cash equivalents decreased to $189, a $37 decrease compared to the December 31, 1994 amount of $226. At December 31, 1994, cash and cash equivalents increased to $226, a $84 increase compared to the December 31, 1993 amount of $142. The above changes in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of December 31, 1995, the cash flows from operating activities resulted in a net use of cash of $1,234 compared to the December 31, 1994 and December 31, 1993's use of cash of $138 and $375, respectively. The increase in the use of cash as of December 31, 1995, as compared to 1994 is primarily due to higher losses incurred, the increase in inventory and the payment of accrued bonuses. The decrease in the use of cash as of December 31, 1994 as compared to 1993 is primarily due to lower losses incurred, the increase in both accounts payable/accrued expenses and accrued bonuses.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


As of December 31, 1995, the cash flows from investing activities resulted in a net use of cash of $139 compared to the December 31, 1994 and 1993's use of cash of $29 and $224, respectively. The increase in the use of cash as of December 31, 1995, is due to no proceeds from the sale of property and equipment compared to the December 31, 1994, amount of $104. The decrease in the use of cash as of December 31, 1994, is due to the decrease in the purchase of property and equipment and the proceeds from the sale of property and equipment of $104 compared to $3 at December 31, 1993.

As of December 31, 1995, the cash flows from financing activities resulted in net cash provided by financing activities of $1,336 compared to the December 31, 1994 and 1993's cash provided of $251 and $257, respectively. The increase in cash provided is primarily due to the proceeds from the issuance of preferred stock of $1,050 and the proceeds from the exercise of common stock warrants/options of $444. There was a minimal decrease in the cash provided at December 31, 1994 as compared to December 31, 1993. In 1994, cash provided was primarily due to the proceeds from loans payable, officers and the issuance of long term debt as compared to 1993's proceeds from the issuance of stock and loans payable officers.

In 1995, the Company acquired the rights to develop and distribute a geospatial software product and acquired Tangent Engineering, Inc., a manufacturer of color document scanners. The Company is planning on raising additional capital through the private placement of its securities and/or the issuance of convertible notes. The use of these funds will be used for the further development of the geospatial software and the start-up of the Company's Technology Resource Center (TRC) which will be a document conversion and technology training center.

In connection with a $3,100,000 private placement of its securities in March 1996, the Company offered for sale 62 units, each of which consisted of a $50,000, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The notes and any accrued interest are convertible within one year at a price per share equal to the lesser of $3.00 or 65% of the average closing bid price for the five days preceding conversion.

The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share. As of March 30, 1996, the Company has received proceeds amounting to $1,995,000. The proceeds will be used for working capital purposes and to fund the requirements of its subsidiary, Sedona GeoServices, Inc.

The Company believes that the proceeds from the private placement and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1996.

Results of Operations  (In Thousands)

Net Revenue in 1995 decreased to $4,987, a 1.6% decrease in revenue compared to the 1994 revenue of $5,067. This was a result of an decrease in license fees. Net revenue in 1994 increased to $5,067, a 32.0% increase in revenue compared to the 1993 revenue of $3,839. This increase occurred due to hardware sales.

The acquisitions during 1995 has significantly enhanced the product offering of the Company. The addition of color document scanners and geospatial software increase the Company's presence in the imaging market.

The percentage of total revenue for scanners and related services for years ended 1995, 1994 and 1993 was 93%, 91% and 85%, respectively. The percentage of total revenue for software and related services for years ended 1995, 1994 and 1993 was 5%, 2% and 2%, respectively. The percentage of total revenue for license fees for years ended 1995, 1994 and 1993 was 2%, 7% and 13%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



The gross margin decrease in 1995 was a result of the increase in manufacturing costs of its monochrome document scanners due to lack of working capital. This resulted in the Company paying a premium for its cost of material and labor. The Company believes that this was a one-time event and costs of manufacturing will return to its appropriate level. The Company's gross margin percentages were 35%, 57% and 38% for years ended 1995, 1994 and 1993, respectively. The gross margin increase in 1994 compared to 1993 was a result of a decrease in sales of third party products which had a lower gross margin than the Company's manufactured products.

Research and Development Expenses: In the years ended December 31, 1995, 1994 and 1993, the Company had research and development expenses of $582, $783, and $770, respectively. Research and development expenses as a percentage of revenue in 1995, 1994 and 1993 were 11.7%, 15.5%, and 20.1%, respectively.
The Company's engineering and software group is engaged in continuous research and development of its software and scanner products. The decrease in research and development expenses was due primarily to the reduction in software engineering expenses as a result of completing the development of certain products. While continuing its research and development, the Company due to its limited resources, will focus those resources on products which can be brought to market in a short time frame.

Sales and Marketing Expenses: Sales and Marketing expenses for years ended December 31, 1995, 1994 and 1993 totaled $1,388 $1,360, and $1,340, respectively. Sales and marketing expenses as a percentage of Revenue in 1995, 1994 and 1993 were 27.8%, 26.8% and 34.9%, respectively. The Company is continuing its efforts to market its products through increasing its advertising and promotion and developing distributor relationships.

Operating, General and Administrative Expenses: General and Administrative expenses for the years ended December 31, 1995, 1994 and 1993 totaled $985, $1,641, and $1,142, respectively. General and Administrative expenses decreased in 1995 compared to 1994 as a result of a reversal of an Accounts Receivable Reserve of $229 set-up in 1994 and 1993 for a potentially uncollectible account. An agreement with the customer was reached for the full amount in March 1995 to pay the receivable. General and Administrative as a percentage of revenue in 1995, 1994 and 1993 were 19.8%, 32.4% and 29.7%, respectively.

Other Income/Expense: Litigation Legal Fees for the year ended December 31, 1995, 1994 and 1993 were $-0-, $42, and $39, respectively. These expenses are a result of the Company pursuing license fees owed to the Company per contractual obligations, patent infringement and a failed acquisition attempt.

Interest expense for years ended December 31, 1995, 1994 and 1993 were $44, $35, and $10, respectively. Interest expense increased in 1995, 1994 and 1993 due to the increase of the Company's Long Term Debt. As a result of the Company's losses in fiscal years 1995 and 1994 and prior years, the Company has borrowed money and has incurred varying amounts of interest expense.

Interest Income for years ended December 31, 1995, 1994 and 1993 was $2, $5, and $5, respectively. During 1995 and prior years interest income was earned on cash investments and sales type lease receivables.

Other Income for years ended December 31, 1995, 1994 and 1993 was $47, $120, and $7, respectively. The increase in other income in 1994 was due to the sale of equipment.

Other Expenses for years ended December 31, 1995, 1994 and 1993 were $27, $30, and $24, respectively. These expenses in 1995, 1994 and 1993 were primarily due to late payment charges.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




Stock-Based Compensation

In 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact the Company's results of operations, financial position or cash flows.


Recoverability of Intangibles

The Company evaluates the recoverability of all intangibles annually, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the intangibles should be completely or partially written off if the amortization period should be accelerated. In accordance with Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company assesses the recoverability of the intangibles based on undiscounted estimated future operating cash flows. As of December 31, 1995, the carrying value of the intangibles has been determined not to be impaired.


Inflation

Although inflation has resulted in an increase in certain operating costs during the past three years, management believes it has not had a material effect on the Company's results of operations or financial condition.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Index on F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                               Age       Position
- ----                               ---       ---------
Andrew E. Trolio                   66        President, Chief Executive
                                             Officer and Chairman of the Board
Joseph N. Battista                 41        Vice President of Finance
Robert Garber                      46        Director
Michael A. Mulshine                56        Secretary and Director
Anthony M. Trolio (*)              39        Executive Vice President
Howard L. Morgan                   50        Director
James C. Sargent                   78        Director
David S. Hirsch                    60        Director

All Directors hold office until the next annual meeting of the Shareholders of the Company and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.


(*)  Anthony M. Trolio is the son of Andrew E. Trolio.


The business experience, principal occupation and employment of the directors and executive officers have been as follows:

Andrew E. Trolio, is Chairman of the Board, President and Chief Executive Officer of the Company. He founded the Company in 1972. From 1961 to 1971 he was President, Director and Founder of KDI Adtrol, Inc., a company which manufactured photo-optical recording and reading devices for motion picture cameras. He is also credited with several patents as inventor or co-inventor. Mr. Trolio is a Trustee of Cabrini College and has served as Chairman of the Finance and Audit Committee of SPIE and is currently a Fellow of the International Society of Optical Engineers.

Joseph N. Battista, Jr., the Company's Vice President of Finance, has been a Officer of the Company since October 1990. From 1987 to 1990, he was Vice President and Chief Financial Officer of Wefa, Inc. (Formerly Chase Econometrics and Wharton Econometrics), an economic consulting, economic data provider and software company. He received a BS degree in Accounting and an MBA degree from St. Joseph's University (Philadelphia) in 1976 and 1981, respectively. He is also a Certified Public Accountant in the State of Pennsylvania and is a member of the AICPA and PICPA.

Robert A. Garber, has served as Vice President and Chief Financial Officer of Tangent Engineering, Inc., since August of 1993. He now serves as Tangent's Chief Operating Officer. Mr. Garber has specialized in the domestic and international corporate finance, assets based lending investment banking, where he held various senior management positions, including positions with Chase Manhattan Bank, United States Leasing Corporation and Litton Industries. Mr. Garber was one of the founders of ICON Group, Inc., a New York based investment banking and securities organization. Robert A. Garber, is a graduate of New York's Bernard Baruch College, having earned as BS in Business Administration and Finance.

Michael A. Mulshine, has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. He is also Chairman of Dynex Sport Optics, Inc., an exclusive licensee of the Wilson Sporting Goods Company, and a director of Vasco Corp., an OTC traded company.

Anthony M. Trolio, the Company's Executive Vice President has been with the Company since 1978. He is responsible for direction and planning related to software and hardware engineering. He received a BS degree from Villanova University in 1978.

Howard L. Morgan, Ph.D. has been a Director of the Company since September 1989. He is President of the ARCA Group, Inc., a consulting and investment management firm. Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania from 1972 to 1986 and has headed Renaissance Technologies Corporation's venture capital activities since 1986. He serves on the board of directors of a number of emerging technology companies including Franklin Computer Corporation, Quarterdeck Office Systems, Integrated Circuit Systems, Inc., Cylink Corporation and Kentek Information Systems.

James C. Sargent, a Director of the Company since January 1992, is of Counsel to the law firm of Whitman & Ransom. He has been a partner at Whitman & Ransom for the past five years. He was Regional Administrator from 1955 to 1956, and Commissioner from 1956 to 1960, of the New York Regional Office of the Securities and Exchange Commission.

David S. Hirsch, a Director of the Company since January 1992, retired in 1991 from Wertheim Schroder & Co. Incorporated and its predecessor firms where he was a principal for over the last five years. Mr. Hirsch is also a director of Postal Buddy Corporation, Myers, Holdings & F.W. Myers and Reprise Capital Corp. He received an AB degree from Cornell University in 1957 and an MBA degree from Harvard University in 1959.


ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1996 annual meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for the 1996 annual meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related
Transactions" in the Company's proxy statement for the 1996 annual meeting of Shareholders.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 1 and 2 Financial Statements and Schedules.
See "Index to Financial Statements and Schedules" on F-1.

  (b)  Reports on Form 8-K

             None filed in the last quarter of the period covered by this report.

  (c)  Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

                     3.1   Articles of incorporation (2) (Exhibit 3.1).

                     3.2   Bylaws (2) (Exhibit 3.2).

                    *3.3   Amendment to Articles of Incorporation

                     4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (5)

                     4.2 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series A (1) (Exhibit 4.2).

                     4.3 Specimen copy of stock certificate for shares of Class B Preferred Stock (1) (Exhibit 4.3).

                     4.4   Restricted Common Stock Registration Rights
                           (1) (Exhibit 4.1).

                     4.5   Form of Common Stock Warrant (1) (Exhibit 4.4).

                     4.6 Form of Redeemable Common Stock Purchase Warrant and Subscription Agreement (1) (Exhibit 4.5).

                     4.7 Letter agreement between Cameron Associates, Inc. and SCAN-GRAPHICS, Inc. (1) (Exhibit 4.6).

                    *4.8 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series C.

                  **10.1 Employment Contract - Andrew E. Trolio (1) (Exhibit 10.1).

                  **10.2 Employment Contract - Anthony M. Trolio (1) (Exhibit 10.4).

                  **10.3 Employment Contract - Joseph N. Battista (1) (Exhibit 10.5).

                  **10.4   Form of Common Stock Option (1) (Exhibit 10.6).

                  **10.5   SCAN-GRAPHICS, Inc. 1992 Long Term Incentive Plan
                           (3) (Exhibit 2.1 - Annex E).

                    10.6   Facility Lease, 700 Abbott Drive, Broomall, PA (6)

                    10.7   Form of Selling Shareholder Agreement (4)
                           (Exhibit 10.2).

                    10.8 Agreement between SCAN-GRAPHICS, Inc. and Howard L. Morgan and the ARCA Group, Inc. (5) (Exhibit 10.9)

                    10.9 Agreement between SCAN-GRAPHICS, Inc. and Michael A. Mulshine and Osprey Partners. (6)

                   *24.1 Consent of BDO Seidman with respect to the registration statement on Form S-3 (33-47127).

                    25.1 Power of attorney (included on the signature page to this Form 10-K).

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

        *       Filed herewith.
        **      Executive Compensation Plans and Arrangements.

        (1) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Amendment No. 1 on Form 8 dated June 12, 1992 and Amendment No. 2 on Form 8 dated July 27, 1992.

        (2) Filed as an Exhibit to the Company's Current report on Form 8-K dated June 15, 1992.

        (3) Filed as an Exhibit to the Registration Statement on Form 8-K, filed under the Securities Exchange Act of 1934, dated June 19, 1992.

        (4) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-47127) filed on July 2, 1992.

        (5) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as amended by Amendment No. 1 on Form 8 dated April 21, 1993.

        (6) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal ended December 31, 1994.

                                   SIGNATURES

ursuant to the requirements of Sections 13 or 15(d) of the Securities xchange Act of 1934, the registrant has duly caused this report to the e signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCAN-GRAPHICS, INC.


March 29, 1996                              /s/  ANDREW E. TROLIO
DATE                                        -----------------------------
                                            ANDREW E. TROLIO
                                            CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Andrew E. Trolio, Chairman of the Board of Directors, President and Chief
Executive Officer, his true and lawful attorney-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission, any or all amendments to this report.

Signatures


BY: /S/ ANDREW TROLIO                                        Date March 29, 1996
- --------------------------------------------
Andrew E. Trolio
Chairman of the Board of Directors,
President and Chief Executive Officer


BY:  /S/ JOSEPH N. BATTISTA                                  Date March 29, 1996
- --------------------------------------------
Joseph N. Battista
Vice President Finance
(Principal Financial and Accounting Officer)



BY: /S/ MICHAEL A. MULSHINE                                  Date March 29, 1996
- --------------------------------------------
Michael A. Mulshine
Director and Secretary



BY:  /S/ HOWARD L. MORGAN                                    Date March 29, 1996
- --------------------------------------------
Howard L. Morgan
Director


BY: /S/ DAVID S. HIRSCH                                      Date March 29, 1996
- --------------------------------------------
David S. Hirsch
Director


BY: /S/ JAMES C. SARGENT                                     Date March 29, 1996
- --------------------------------------------
James C. Sargent
Director


BY: /S/ ROBERT GARBER                                        Date March 29, 1996
- --------------------------------------------
Robert Garber
Director

                               Scan-Graphics, Inc.
                                  and Subsidiaries




















                   -------------------------------------------
                   Report on Consolidated Financial Statements
                  Years Ended December 31, 1995, 1994 and 1993

                                        Scan-Graphics, Inc. and Subsidiaries

                                                                       Contents
- --------------------------------------------------------------------------------



Report of Independent Certified Public Accountants                                F-2

Consolidated financial statements
      Balance sheets as of December 31, 1995 and 1994                             F-3
      Statements of operations for each of the three years
            in the period ended December 31, 1995                           F-4 - F-5
      Statements of stockholders' equity for each of the
            three years in the period ended December 31, 1995                     F-6
      Statements of cash flows for each of the three years in the
            period ended December 31, 1995                                  F-7 - F-8

Summary of significant accounting policies                                 F-9 - F-11

Notes to consolidated financial statements                                F-12 - F-18

Financial statement schedule
      Schedule II - Valuation and qualifying accounts and
            reserves for each of the three years in the
            period ended December 31, 1995                                F-29 - F-30


- --------------------------------------------------------------------
All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

Report of Independent Certified Public Accountants

Scan-Graphics, Inc.
  and Subsidiaries
Broomall, Pennsylvania

We have audited the accompanying consolidated balance sheets of Scan-Graphics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Tangent Engineering, Inc., a wholly-owned subsidiary, which statements reflect total assets of $1,657,000 and $1,748,000 as of December 31, 1995 and 1994, and total revenues of $3,023,000, $2,631,000 and $1,632,000 for the years ended 1995, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tangent Engineering, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scan-Graphics, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                 BDO Seidman, LLP


March 8, 1996, except for Note 18,
  as to which the date is March 30, 1996

December 31,                                                                                 1995            1994
- -------------------------------------------------------------------------------------------------------------------


Assets

Current
  Cash                                                                                  $     189        $    226
  Accounts and notes receivable, less allowance
    for doubtful accounts of $46 and $275                                                     991           1,078
  Inventories                                                                               1,454           1,150
  Prepaid expenses and other current assets                                                    66              76
- -------------------------------------------------------------------------------------------------------------------

Total current assets                                                                        2,700           2,530
- -------------------------------------------------------------------------------------------------------------------

Property and equipment,
  less accumulated depreciation and amortization                                              757             889
- -------------------------------------------------------------------------------------------------------------------

Other assets
  Product acquisition costs, less accumulated amortization                                      -             100
  Software purchased, less accumulated amortization                                           556             695
  Other non-current assets                                                                     71             144
- -------------------------------------------------------------------------------------------------------------------

Total other assets                                                                            627             939
- -------------------------------------------------------------------------------------------------------------------
                                                                                        $   4,084        $  4,358
- -------------------------------------------------------------------------------------------------------------------

                      Scan-Graphics, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

December 31,                                                                                 1995            1994
- -------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current
  Accounts payable and accrued expenses                                                 $     959        $    853
  Accrued bonuses                                                                               -             400
  Loans payable, related parties                                                               59             172
  Notes payable, officers                                                                     259              78
  Dividend payable                                                                            158             200
  Deferred revenue                                                                            157             219
  Current maturities, capital lease obligation                                                 87              81
  Current maturities of long-term debt                                                         69              62
- -------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   1,748           2,065
- -------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                                       182             226
Capital lease obligation, less current maturities                                              43             130
Deferred revenue                                                                                6              61
- -------------------------------------------------------------------------------------------------------------------

Stockholders' equity
  Class B preferred stock, par value $0.01
    Authorized 2,000,000 shares
    No outstanding shares                                                                       -               -
  Class A preferred stock
    Authorized 1,000,000 shares
    Outstanding 500,000 shares (Series A), par value $2.00                                  1,000           1,000
    Outstanding 125,000 shares (Series C), par value $10.00                                 1,250               -
  Common stock, par value $0.001
    Authorized 50,000,000 shares
    Outstanding 10,188,812 shares in 1995 and
      9,718,812 shares in 1994                                                                 10              10
  Additional paid-in capital                                                                8,677           8,303
  Deficit                                                                                  (8,832)         (7,437)
- -------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                  2,105           1,876
- -------------------------------------------------------------------------------------------------------------------

                                                                                        $   4,084        $  4,358
- -------------------------------------------------------------------------------------------------------------------



               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

- --------------------------------------------------------------------------------
                      Scan-Graphics, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)


Year ended December 31,                                                     1995            1994             1993
- -------------------------------------------------------------------------------------------------------------------

Revenues
  Sales                                                               $    4,866        $  4,734        $   3,335
  License and royalty fees                                                   121             333              504
- -------------------------------------------------------------------------------------------------------------------

Total revenues                                                             4,987           5,067            3,839

Cost of goods sold (including rent expense to a
  related party of $48 in each year)                                       3,247           2,190            2,382
- -------------------------------------------------------------------------------------------------------------------

Gross profit                                                               1,740           2,877            1,457
- -------------------------------------------------------------------------------------------------------------------

Expenses
  Research and development                                                   582             783              770
  Sales and marketing (including rent expense to a
    related party of $29 in each year)                                     1,388           1,360            1,340
  General and administrative (including related
    party amounts of $26, $19 and $61, respectively)                         985           1,641            1,142
- -------------------------------------------------------------------------------------------------------------------

Total expenses                                                             2,955           3,784            3,252
- -------------------------------------------------------------------------------------------------------------------

(Loss) before other (expense) income                                      (1,215)           (907)          (1,795)
- -------------------------------------------------------------------------------------------------------------------

Other (expense) income
  Litigation legal fees                                                        -             (42)             (39)
  Interest expense (including related party
    amounts of $10, $3 and $2, respectively)                                 (44)            (35)             (10)
  Other expenses                                                             (27)            (30)             (24)
  Interest income                                                              2               5                5
  Other Income                                                                47             120                7
- -------------------------------------------------------------------------------------------------------------------

Total other (expense) income                                                 (22)             18              (61)
- -------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                               Scan-Graphics, Inc.

                Consolidated Statements of Operations (continued)
                 (In Thousands, Except Share and Per Share Data)

Year ended December 31,                                                     1995            1994             1993
- -------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                              $   (1,237)       $   (889)       $  (1,856)

Income taxes                                                                   -               -                -
- -------------------------------------------------------------------------------------------------------------------

Net loss                                                                  (1,237)           (889)          (1,856)

Preferred dividends                                                         (158)           (120)            (120)
- -------------------------------------------------------------------------------------------------------------------

Balance, applicable to common stock                                   $   (1,395)       $ (1,009)       $  (1,976)
- -------------------------------------------------------------------------------------------------------------------

Net loss per common share                                             $     (.14)       $   (.10)       $    (.21)
- -------------------------------------------------------------------------------------------------------------------

Weighted average number of common
  shares outstanding                                                   9,872,327       9,718,812        9,218,477
- -------------------------------------------------------------------------------------------------------------------


               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                                                                                         Class A
                                                              Class B                  Preferred
                                                            Preferred       Stock          Stock            Stock
                                                                Stock      Amount       Series A           Amount
- -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992,
  as originally reported                                          233    $      2        500,000    $       1,000

Adjustment to reflect acquisition                                   -           -              -                -
- -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992,
  as restated                                                     233           2        500,000            1,000

Conversion of preferred stock to common stock                    (226)         (2)             -                -
Issuance of common stock                                            -           -              -                -
Preferred stock dividends declared and payable                      -           -              -                -
Net loss, year ended December 31, 1993                              -           -              -                -
- -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                                          7           -        500,000            1,000

Conversion of preferred stock to common stock                      (7)          -              -                -
Issuance of common stock                                            -           -              -                -
Preferred stock dividends declared and payable                      -           -              -                -
Net loss, year ended December 31, 1994                              -           -              -                -
- -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                          -           -        500,000            1,000

Issuance of preferred stock Class A,
  Series C                                                          -           -              -                -
Exercise of common stock options                                    -           -              -                -
Exercise of common stock warrants                                   -           -              -                -
Expenses incurred related to issuance of
  preferred stock and common stock                                  -           -              -                -
Preferred stock dividends, declared
  and payable                                                       -           -              -                -
Net loss, year ended December 31, 1995                              -           -              -                -
- -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                          -    $      -        500,000    $       1,000
- -------------------------------------------------------------------------------------------------------------------

                      Scan-Graphics, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

              Class A
            Preferred                                                               Additional
                Stock              Stock              Common          Stock            Paid-In
             Series C             Amount              Shares         Amount            Capital           (Deficit)
- -------------------------------------------------------------------------------------------------------------------


                    -      $           -           8,116,482      $       8      $       8,004      $      (4,888)

                    -                  -           1,000,000              1                 (1)               436
- -------------------------------------------------------------------------------------------------------------------

                    -                  -           9,116,482              9              8,003             (4,452)

                    -                  -               2,260              -                  -                  -
                    -                  -             600,000              1                300                  -
                    -                  -                   -              -                  -               (120)
                    -                  -                   -              -                  -             (1,856)
- -------------------------------------------------------------------------------------------------------------------

                    -                  -           9,718,742             10              8,303             (6,428)
                    -                  -                  70              -                  -                  -
                    -                  -                   -              -                  -               (120)
                    -                  -                   -              -                  -               (889)
- -------------------------------------------------------------------------------------------------------------------

                    -                  -           9,718,812             10              8,303             (7,437)


              125,000              1,250                   -              -                  -                  -
                    -                  -             185,000              -                296                  -
                    -                  -             285,000              -                157                  -

                    -                  -                   -              -                (79)                 -

                    -                  -                   -              -                  -               (158)
                    -                  -                   -              -                  -             (1,237)
- -------------------------------------------------------------------------------------------------------------------

              125,000      $       1,250          10,188,812      $      10      $       8,677      $      (8,832)
- -------------------------------------------------------------------------------------------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                      Scan-Graphics, Inc. and Subsidiaries

                                 (In Thousands)

Year ended December 31,                                                  1995               1994             1993
- -------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                         $   (1,237)       $      (889)       $  (1,856)
  Adjustments to reconcile net loss to net
    cash (used) in operating activities
      Depreciation and amortization                                       679                479              403
      Provision for losses on accounts receivable                          12                 43              237
      (Gain) loss on sale of assets                                         1                (90)               6
      Write-off of sales lease receivable                                   -                  -               56
      Consulting fees                                                       -                 10               16
      Decrease (increase) in
        Accounts and notes receivable                                      74               (303)             567
        Inventories                                                      (391)              (218)             (40)
        Prepaid expenses and other current assets                          10                  -              121
        Other non-current assets                                           27                  5               41
      Increase (decrease) in
        Accounts payable and accrued expenses                             111                335             (196)
        Accrued bonuses                                                  (400)               400              137
        Deferred revenue                                                 (120)                90              133
- -------------------------------------------------------------------------------------------------------------------

Net cash (used) in operating activities                                (1,234)              (138)            (375)
- -------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of property and equipment                                     (129)              (120)            (193)
  Capitalized trademark and patent costs                                  (10)               (13)             (34)
  Proceeds from sale of property and equipment                              -                104                3
- -------------------------------------------------------------------------------------------------------------------

Net cash (used) in investing activities                                  (139)               (29)            (224)
- -------------------------------------------------------------------------------------------------------------------

                      Scan-Graphics, Inc. and Subsidiaries

                                 (In Thousands)


Year ended December 31,                                                  1995               1994             1993
- -------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Payment of preferred dividends                                   $        -        $         -        $     (78)
  Payment of loans payable, officer                                      (108)               (28)             (60)
  Proceeds from notes payable, officers                                   387                  -                -
  Payment of notes payable, officers                                     (207)               (58)               -
  Payment of long-term debt                                               (70)               (34)             (17)
  Payment of capital lease obligation                                     (81)               (58)               -
  Proceeds from issuance of stock                                           -                  -              300
  Proceeds from loans payable, officers                                     -                148              112
  Payment of expenses, stock issuance                                     (79)                 -                -
  Proceeds from issuance of preferred stock                             1,050                  -                -
  Proceeds from exercise of common
    stock warrants/options                                                444                  -                -
  Proceeds from issuance of long-term debt                                  -                281                -
- -------------------------------------------------------------------------------------------------------------------


Net cash provided by financing activities                               1,336                251              257
- -------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash and cash equivalents                          (37)                84             (342)

Cash and cash equivalents, at beginning of year                           226                142              484
- -------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, at end of year                          $      189        $       226        $     142
- -------------------------------------------------------------------------------------------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                      Scan-Graphics, Inc. and Subsidiaries

                   Summary of Significant Accounting Policies
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

Description of     Scan-Graphics, Inc. designs, manufactures and markets a comprehensive line
Business           of automated imaging products and related software.

Principles of      The Company's consolidated financial statements include the accounts of its
Consolidation      wholly-owned subsidiaries, Tangent Engineering, Inc. and Sedona, Inc.  All
                   significant intercompany accounts and transactions have been eliminated.

Inventories        Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and       Property and equipment are stated at cost. Depreciation and amortization are
Equipment,         computed on the straight-line method for financial reporting and income tax
Depreciation and   purposes over the estimated useful lives of the respective assets.
Amortization

Revenue            Revenue from product sales is recognized at the time the equipment is shipped.
Recognition        Revenue from non-contract maintenance services is recorded as performed.
                   Deferred revenue from maintenance contracts is recognized over the service period of the contract. Revenue from royalty and licensing agreements is recorded when earned.

Research and       Costs incurred in the research and development of the Company's products are
Development        expensed as incurred.
Costs

Software           Software purchased is stated at cost. Amortization is computed by using the
Purchased          greater of the ratio of actual current revenue recognized over the total estimated revenue, or the straight-line method over the estimated useful lives of the products, not to exceed five years.

Product            The Company incurred expenses relating to an acquisition of a new product line.
Acquisition        These costs have been capitalized and are being amortized by using the greater
Costs              of the ratio of actual current revenue recognized over the total estimated revenue or the straight-line method over the estimated useful life of the product line, not to exceed five years.

Loss Per           Loss per common share is computed by dividing net loss, adjusted for preferred
Share              dividend requirements, by the weighted average number of common shares outstanding. Common stock equivalents are not included in the loss per share computation because they are antidilutive.


                      Scan-Graphics, Inc. and Subsidiaries

                   Summary of Significant Accounting Policies
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

Stock-Based        In 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based
Compensation       Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The
                   Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on
                   January 1, 1995. The adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

Recoverability     The Company evaluates the recoverability of all intangibles annually, or more
of Intangibles     frequently whenever events and circumstances warrant revised estimates, and considers whether the intangibles should be completely or partially written off or if the amortization period should be accelerated. In accordance with
                   Statement of Financial Accounting Standards No. 121, "Accounting for the
                   Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of",
                   the Company assesses the recoverability of the intangibles based on undiscounted estimated future operating cash flows. As of December 31, 1995, the carrying value of the intangibles has been determined not to be impaired.

Use of Estimates   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                   Actual results could differ from those estimates.

Concentration      Financial instruments which potentially subject the Company to credit risk
of Credit Risk     consist of cash equivalents and accounts receivable.

                   The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. At December 31, 1995, the Company had bank deposits which exceeded federally insured limits by approximately $183.
                   Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. Although the Company has a diversified client base, its customers consist primarily of distributors, governmental agencies and large corporate entities. As of December 31, 1995 and 1994, the Company's receivables related to the above were approximately $708 and $601, respectively.

                      Scan-Graphics, Inc. and Subsidiaries

                   Summary of Significant Accounting Policies
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

Fair Value         The carrying amounts reported in the balance sheets for cash, accounts and notes
of Financial       receivable, accounts payable, accrued liabilities and short-term debt
Instruments        approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the underlying instruments are at variable rates which are repriced frequently. The remaining long-term debt is based on quoted market prices or where quoted market prices are not available on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments.

Income Taxes       The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective
                   January 1, 1993. Among other provisions, this standard requires the Company to compute deferred tax amounts using the enacted corporate income tax rates for the years in which the taxes will be paid or refunds received. The adoption of this standard had no material effect on net income in 1993.

Cash Equivalents   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications  Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.


                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

1. Acquisitions    On December 29, 1995, 1,000,000 common shares of Scan-Graphics, Inc. were issued in exchange for all the outstanding common shares of Tangent Engineering, Inc.
                   (Tangent), primarily a manufacturer of document imaging color scanners. The acquisition has been accounted for as a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Tangent for all periods presented. Net sales and net earnings of the separate companies for the period preceding the acquisition were:




          Years ended December 31,          1995            1994        1993
          ---------------------------------------------------------------------

          Net Sales
                Scan-Graphics, Inc.       $ 1,964      $   2,436    $  2,207
                Tangent                     3,023          2,631       1,632
          ---------------------------------------------------------------------

                Combined                  $ 4,987      $   5,067    $  3,839
          ---------------------------------------------------------------------

          Net Income (Loss)
                Scan-Graphics, Inc.      $ (1,360)     $    (917)   $ (1,884)
                Tangent                       123             28          28
          ---------------------------------------------------------------------

                Combined                  $ 1,237      $    (889)   $ (1,856)
          ---------------------------------------------------------------------

          Net Income (Loss) Per Common Share
                Scan-Graphics, Inc.        $ (.15)      $    (.11)   $   (.22)
                Tangent                       .01             .01         .01
          ---------------------------------------------------------------------

                Combined                   $ (.14)      $    (.10)   $   (.21)
          ---------------------------------------------------------------------


               On July 28, 1995, the Company acquired all of the outstanding common stock of
               Sedona GeoServices, Inc. of Pennsylvania ("Sedona") in exchange for warrants to purchase up to 1,210,000 shares of the Company's common stock at an exercise price of $1.00 per share. Sedona has the exclusive rights to certain "Geographic
               Information System" software, which, although requiring additional development, is expected to reach technological feasibility in 1997. Warrants to purchase
               160,000 shares vested immediately, and the balance will vest as cumulative revenues from future sales of the software reach levels specified in the acquisition agreement. Warrants which do not vest within five years from the date of acquisition will be cancelled. On July 28, 1995, the market price for the Company's common stock was $1.78, but the fair value of the warrants was considered to be insignificant.


                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------
2. Inventories  Inventories are summarized as follows:


                December 31,                                              1995              1994
                --------------------------------------------------------------------------------

                Raw materials                                        $     625         $     458
                Work-in-process                                            353               279
                Finished goods                                             476               413
                --------------------------------------------------------------------------------

                                                                     $   1,454         $   1,150
                --------------------------------------------------------------------------------

3. Property     Major classes of property and equipment consist of the following:
   and
   Equipment


                December 31,                                           1995                 1994
                --------------------------------------------------------------------------------
                Equipment under capital lease                       $   269             $    269
                Machinery and equipment                               2,267                2,071
                Furniture and fixtures                                   97                   97
                Automobiles and trucks                                   46                   13
                Leasehold improvements                                   76                   76
                Software                                                198                  182
                --------------------------------------------------------------------------------
                                                                      2,953                2,708
                Less accumulated depreciation
                and amortization                                      2,196                1,819
                --------------------------------------------------------------------------------

                                                                   $   757              $    889
                --------------------------------------------------------------------------------

                Depreciation and amortization expense was $457 in 1995, $317 in 1994, and $252 in 1993.

4. Other Assets Product Acquisition Costs



                December 31,                                           1995                 1994
                --------------------------------------------------------------------------------
                Capitalized product acquisition costs                 $ 400                $ 400
                Less accumulated amortization                           400                  300
                --------------------------------------------------------------------------------


                                                                      $   -                $ 100
                --------------------------------------------------------------------------------

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

                    In 1991, the Company purchased for $400 the rights and title to a product line which is now being manufactured by Scan-Graphics, Inc. Amortization expense was $100, $100 and $80 for the years ended December 31, 1995, 1994 and 1993, respectively.

                    Software Purchased
                    December 31,                                           1995                 1994
                    --------------------------------------------------------------------------------
                    Capitalized software purchased                        $ 695                $ 695
                    Less accumulated amortization                           139                    -
                    --------------------------------------------------------------------------------

                                                                          $ 556                $ 695
                    --------------------------------------------------------------------------------


                    In 1993, the Company received software product source codes and capitalized $695 (see Note 11). Amortization expense was $139 for the year ended December 31, 1995, when the product was released for general sale to customer. The Company had no amortization expense for the years ended December 31, 1994 and 1993.

5. Loans Payable,   The Company has a line of credit agreement, expiring on May
   Officer and      31, 1996, with the chief executive officer and a related
   Related          party owned by the chief executive officer. The terms are to
   Company          lend up to $150 in the form of loans and deferred rent
                    payments. The interest rate is a bank's prime rate, plus 1% or the interest charged to the chief executive officer to secure borrowings (8.50% bank's prime rate at December 31, 1995). As of December 31, 1995, the Company had loans payable of $55 and interest payable of $4. As of December
                    31, 1994, the Company had loans payable of $132, interest payable of $5 and other accrued expenses of $5. On December
                    30, 1994, the chief financial officer advanced to the Company $30. This advance was repaid in January 1995.

6. Notes Payable,   Notes payable to officers accrue interest at 5% per annum,
   Officers         are due on demand and are without collateral. At December
                    31, 1995 and 1994, the balance was $259 and $78,
                    respectively, and interest paid on the notes during the years ended December 31, 1995 and 1994 totalled $13 and $4, respectively.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

7. Long-Term        Long-term debt consists of the following:
   Debt

                   December 31,                                           1995                 1994
                   ---------------------------------------------------------------------------------
                   Note Payable, payable in monthly
                   installments including interest
                   at 8.75% through July 1999. This
                   note payable is non-recourse to the
                   Company, is based upon the credit
                   standing of a customer of the
                   Company and is further collateral-
                   ized by the equipment.                             $ 225               $      276

                   Other                                                 26                       12
                   ---------------------------------------------------------------------------------

                                                                        251                      288
                   Less current maturities                               69                       62
                   ---------------------------------------------------------------------------------

                   Long-term debt                                     $ 182               $      226
                   ---------------------------------------------------------------------------------


                   As of December 31, 1995, long-term debt matures as follows:

                         1996                                       $ 69
                         1997                                         74
                         1998                                         69
                         1999                                         39

8. Capital Lease   At December 3, 1995 and 1994, equipment with a net book
   Obligation      value of $112 and $219, respectively, (net of accumulated
                   amortization of $157 and $50, respectively) has been leased under capital leases.

                  Future minimum annual lease payments are as follows:

                   Year ending December 31,
                   ------------------------------------------
                   1996                                $ 93
                   1997                                  49
                   ------------------------------------------
                   Total minimum lease payments         142
                   Less amount representing interest    (12)
                   ------------------------------------------

                                                        130
                   Less current maturities              (87)
                   ------------------------------------------
                                                      $  43
                   ------------------------------------------

                     Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

9. Stockholders'   Class B Preferred Stock
   Equity
                   Each share of the Company's Class B preferred stock is convertible at the holder's option into ten shares of common stock. The holders of Class B preferred stock are entitled to share in any dividends declared by the Board of Directors on a pro-rata basis, without preference, with the holders of common stock. Dividends are not cumulative. In liquidation, the only preference is for the par value of the preferred shares.

                   Class A Preferred Stock

                   Series A and C

                   Class A preferred stock is issuable in various series and is convertible in accordance to the issued series. The Board of Directors has the authority to fix by resolution all other rights.

                   The Class A Series A preferred shares pay quarterly dividends at the rate of twelve percent (12%) per annum, have cumulative rights and have a liquidation preference for the par value of the preferred shares. Each holder has the same right to vote each share on all corporate matters as the holder of one share of common stock.

                   The Class A Series C preferred shares pay quarterly dividends at the rate of eight percent (8%) per annum, have cumulative rights and have a liquidation preference for the par value of the preferred shares. Each share is convertible at the election of the holder after twenty-four months from date of issue into shares of common stock at a 50% discount from "Market Price" (closing bid price for the day) average for the twenty trading days preceding notice of conversion, but not less than $.50 per share or more than $2.50 per share of common stock. The Company has the right to force conversion to common stock upon thirty days written notice after thirty-six months from date of issue. Each share of Class A, Series C represents twenty (20) shares of common stock in voting power in matters brought before the shareholders.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

                   Common Stock

                   On December 29, 1995, the Company issued 1,000,000 shares for all the shares outstanding of Tangent Engineering, Inc. in a pooling of interests business combination (see Note 1).

                   In November 1993, the Company issued 600,000 shares at $.50 a share, or a value of $300 in a private placement under Regulation S (overseas issuances).

                   Dividends Declared

                   During 1995, the Board of Directors declared preferred dividends on the Company's Class A Series A and Series C preferred stock payable on a quarterly basis as due. Dividends for 1995 totalled $158 of which none were paid as of December 31, 1995.

                   During 1994, the Board of Directors declared preferred dividends on the Company's Class A preferred stock payable on a quarterly basis as due. Dividends for 1994 totalled $120 of which all were paid during 1995.

                   On February 12, 1993, the Board of Directors declared preferred dividends on the Company's Class A Preferred Stock payable on a quarterly basis as due. Dividends for 1993 totalled $120 of which $40 was paid during 1993 and $80 was paid during 1995.

                   Options and Warrants

                   Long-Term Incentive Plan

                   On June 12, 1992, at the Company's Annual Meeting, the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted common stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's stockholders.

                   The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under
                   Section 422 of the Internal Revenue Code of 1986, and non-qualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002. As of December 31, 1995, the Company has 291,112 of options still permitted to be granted under the Plan.

                     Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------
                   Options outstanding under the Long-Term Incentive Plan have been granted to officers, directors and employees to purchase common stock at prices ranging from $.46875 to $2.50 per share and expiring between December 31, 1996 and September
                   25, 2000. All options were granted at market prices. A summary of the option transactions follows:

                                                                             Exercise Price
                                                               Shares             Per Share       Aggregate
                   ----------------------------------------------------------------------------------------


                         Outstanding at
                          December 31, 1992                   340,000             $1.8125     $         616

                         Cancelled or expired                (350,000)              $1.34              (583)
                                                                                       to
                                                                                  $1.8125

                         Granted                              183,888               $1.03               341
                                                                                       to
                                                                                    $2.25
                   ----------------------------------------------------------------------------------------

                         Outstanding at
                          December 31, 1993                   173,888              $.78125              374
                                                                                        to
                                                                                     $2.25

                         Cancelled or expired                 (20,000)            $1.03125              (21)

                         Granted                              320,000                 $.50              236
                                                                                        to
                                                                                   $.78125
                   ----------------------------------------------------------------------------------------

                         Outstanding at
                          December 31, 1994                   473,888                 $.50             589
                                                                                        to
                                                                                     $2.25

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

                                                                             Exercise Price
                                                               Shares             Per Share       Aggregate
                   ----------------------------------------------------------------------------------------
                         Cancelled or expired                (130,000)                 $.50     $     (169)
                                                                                         to
                                                                                      $2.00

                         Granted                              490,000               $.46875             577
                                                                                         to
                                                                                      $2.50

                         Exercised                           (125,000)              $.46875           (139)
                                                                                         to
                                                                                    $1.8125
                   ----------------------------------------------------------------------------------------


                         Outstanding at
                          December 31, 1995                   708,888               $.46875     $       858
                                                                                         to
                                                                                      $2.50
                   ----------------------------------------------------------------------------------------


                   Nonqualified Stock Option Plan

                   As indicated in the previous pages, a Long-Term Incentive Plan was approved on June 12, 1992. Prior to the inception of the Plan, there were options to purchase 450,000 common shares outstanding. Options under the Nonqualified Stock Option Plan have been granted to officers of the Company to purchase common stock at prices ranging from $.78125 to $1.34 and expire on December 31, 1996.

                                                                             Exercise Price
                                                               Shares             Per Share       Aggregate
                   ----------------------------------------------------------------------------------------
                          Outstanding at
                           December 31, 1992,
                           1993 and 1994                       450,000              $.78125    $         586
                                                                                         to
                                                                                      $1.34
                   ----------------------------------------------------------------------------------------

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


                                                                             Exercise Price
                                                               Shares             Per Share       Aggregate
                   ----------------------------------------------------------------------------------------

                          Exercised                           (60,000)                $1.34     $       (18)
                   ----------------------------------------------------------------------------------------


                          Outstanding at
                           December 31, 1995                  390,000               $.78125     $       568
                                                                                         to
                                                                                      $1.34
                   ----------------------------------------------------------------------------------------


                   Warrants outstanding have been granted to officers, directors, stockholders and others to purchase common stock at prices ranging from $.375 to $3.00 per share and expiring between December 3, 1996 and December 31, 2000. All warrants were granted at market prices. A summary of the warrant transactions follows:

                                                                             Exercise Price
                                                               Shares             Per Share       Aggregate
                   ----------------------------------------------------------------------------------------
                          Warrants outstanding at
                           December 31, 1992                1,270,279                  $.50     $     2,055
                                                                                         to
                                                                                      $2.10

                          Warrants granted                    307,333                  $.50             300
                                                                                         to
                                                                                      $1.00

                          Warrants expired                    (51,720)              $1.5625            (94)
                                                                                         to
                                                                                   $1.90625
                   ----------------------------------------------------------------------------------------

                          Warrants outstanding at
                           December 31, 1993               (1,525,892)                 $.50           2,261
                                                                                         to
                                                                                      $2.10

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

                                            Exercise Price
                                     Shares      Per Share            Aggregate
- --------------------------------------------------------------------------------


Warrants granted                    125,000          $.375              $    47
- --------------------------------------------------------------------------------


Warrants outstanding at
      December 31, 1994           1,650,892          $.375                2,308
                                                        to
                                                     $2.10

Warrants granted                  2,546,500         $.4375                4,289
                                                        to
                                                     $3.00

Warrants exercised                (285,000)         $.4375                 (297)
                                                        to
                                                     $2.10
- -------------------------------------------------------------------------------


Warrants outstanding at
      December 31, 1995           3,912,392          $.375                6,300
                                                        to
                                                     $3.00
- --------------------------------------------------------------------------------


                    The Company is obligated to purchase 605,000 options and 1,090,000 warrants from three (3) officers and five (5) employees of the Company in the event of change of control of the Company or termination of employment at a cash purchase price equal to the amount of the aggregate fair market value of the shares, less the aggregate option/warrant price of such shares. As of December 31, 1995, the market value exceeded the aggregate option/warrant price by approximately $514.

10. Revenues        During the years ended December 31, 1995, 1994, and 1993,
    from Major      customers which accounted for 10% or more of the Company's
    Customers       total sales revenue was one in 1995 at 14.6%, none in 1994 and one in 1993 at 10.4%.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

A summary of domestic and export sales and gross profits for the years ended December 31, 1995 and 1994 are as follows:

                                                                            1995
- --------------------------------------------------------------------------------


                                  Total         Domestic         Export
- --------------------------------------------------------------------------------


Revenues                        $ 4,987        $   3,825      $   1,162

Cost of sales                     3,247            2,777            470
- --------------------------------------------------------------------------------


Gross profit                    $ 1,740        $   1,048      $     692
- --------------------------------------------------------------------------------


                                                                            1994
- --------------------------------------------------------------------------------


                                  Total         Domestic         Export
- --------------------------------------------------------------------------------


Revenues                        $ 5,067        $   4,105      $     962

Cost of sales                     2,190            1,975            215
- --------------------------------------------------------------------------------


Gross profit                    $ 2,877        $   2,130      $     747
- --------------------------------------------------------------------------------


                    Exports were sold into western and eastern Europe, Asia and middle east regions.

11.   Litigation    On September 15, 1992, Scan-Graphics, Inc. and Scorpion
      Settlements   Technologies, Inc. reached an initial settlement agreement regarding a jury verdict in favor of Scan-Graphics, Inc. in August 1992. The agreement provided that Scorpion
                    Technologies, Inc. was to pay Scan-Graphics, Inc. $2,000. As a result of the settlement, Scorpion paid the Company $1,430 through December 31, 1993, but defaulted in May 1993 on its obligation. As a result of Scorpion's default, in November
                    1993, the Company received the software product source codes and capitalized such for $695 which represented the remaining balance due from Scorpion. The value of the software was verified by an independent appraiser and was valued at $1,243. In March 1994, Scorpion turned over and the Company took possession of all Scorpion SGS8000 scanner technology which included all tangible and intangible assets.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

                    On November 20, 1995, an action was commenced against the Company seeking damages in excess of $117, for alleged fraud and breach of contract. On February 8, 1996, the Company answered the complaint, denying entitlement to recovery of any monies and counter-claiming for breach of contract and fraud. No provision has been made in the accompanying financial statements related to this uncertainty.

                    During 1995, an action was filed against the Company through the International Arbitration Tribunal in Paris, France, claiming amounts due and damages for the Company's alleged failure to perform its obligations under a March 30, 1990 agreement. The Company has filed an answer to the complaint on February 30, 1996, asserting loss of profits from failure by the Plaintiff to forward sales orders for parts, maintenance and software. No provision has been made in the accompanying financial statements related to this uncertainty.

12. Related Party   The Company leases its principal office and one of its
    Transactions    manufacturing facilities from a corporation which is owned by the chief executive officer of the Company. This operating lease, which continues through August 31, 1997 with an option to renew for an additional two years, provides for the payment of an annual base rental of $96 and excess real estate taxes. Rent expense charged to operations was $96 for each of the years ended December 31, 1995, 1994 and 1993.

                    The Company incurred consulting and commission fees, and out-of-pocket expenses of $73, $390 and $6 for the years ended December 31, 1995, 1994 and 1993, respectively, to a company owned by a director of the Company. Commissions, plus out-of-pocket expenses, were incurred for investment banking type services and other agreed-upon duties provided to the Company.

                    The Company issued 20,000 shares of common stock at $1.5625 per share to a director of the Company in 1992 for services to be rendered over a 24 month period ending August 31, 1994. Consulting expense incurred was $10 and $16 in 1994 and 1993, respectively.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

13. Profit-Sharing  A subsidiary of the Company has a qualified profit
    Plan sharing/401(k) plan (the Plan) for those employees who meet certain eligibility requirements set forth in the Plan. Employees become eligible to participate in the Plan after one year of service. The Plan does permit voluntary contributions by participants. Contributions to the 401(k) portion of the Plan are matched by the Company equal to 100% of voluntary contributions by individual participants, limited to 3% of the individual participant's annual pay. Annual profit sharing contributions to the Plan are at the discretion of the Board of Directors. Vested benefits are distributed upon death, disability or termination of employment according to the following vested schedule:


                    Years of Service          Percentage
                      Less than 2               0%
                      2                        20%
                      3                        40%
                      4                        60%
                      5                        80%
                      6 or more               100%

                    The total amount charged to operations under the plan was $83, $92, and $49 for the years ended December 31, 1995, 1994, and 1993, respectively.

14. Commitments     The Company has employment agreements with certain key
    and             employees which expire at various dates through December
    Contingencies   1998. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors. The commitment for future salaries at December
                    31, 1995 is $585 for 1996, $525 for 1997 and $285 for 1998.

                    In addition, the Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. The aggregate potential severance pay at December 31, 1995 was $690.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

                    The Company has entered into a facility lease agreement other than its principal office and equipment leases through May 31, 1999. Rent expense for the years ended December 31, 1995, 1994 and 1993 totalled $75, $62 and $36, respectively. Future minimum lease payments are as follows:

                    Year Ending December 31,
                    ------------------------------------------------------------

                    1996                                                   $  60
                    1997                                                      58
                    1998                                                      59
                    1999                                                      24
                    ------------------------------------------------------------


                                                                           $ 201
                    ------------------------------------------------------------


15. Leased          The Company's leasing operations consist principally of the
    Equipment       leasing of scanning and copying equipment and maintenance
                    agreements. The leases are classified as operating leases.
                    Lease terms range from one to five years. At December 31, 1995 and 1994, machinery and equipment included $301 and $180 of leased equipment, respectively, and accumulated depreciation of $57 and $18, respectively.

                    The following is a schedule of the minimum future rentals on noncancelable operating leases as of December 31, 1995:

                    Year ending December 31,
                    ------------------------------------------------------------

                    1996                                        $ 179
                    1997                                          125
                    1998                                          115
                    1999                                           40
                    ------------------------------------------------------------

                                                                $ 459
                    ------------------------------------------------------------

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

16. Income Taxes    At December 31, 1995, the Company has accumulated, for
                    federal and state income tax purposes, net operating loss carryforwards and federal tax credit carryforwards. These carryforwards are generally available for use by the Company through the indicated expiration dates.




                                                Approximate           Expiration
                    Description                       Amount
                    Dates                      (In Thousands)
- --------------------------------------------------------------------------------


                    Net operating loss
                     carryforwards                   $ 7,993           1998-2010
                    Investment tax credit
                     carryforwards                        35           1996-2000
                    Foreign tax credit
                     carryforwards                       120                2000
                    Research credit carryforwards        253           2000-2010

                    Approximately $3.7 million of deferred tax assets arising primarily from net operating loss and tax credit carryovers have been offset by a $3.7 million valuation allowance, as there is little likelihood that the asset will result in future tax savings.

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

17. Supplemental    Year ended December 31,             1995      1994      1993
    Disclosures     ------------------------------------------------------------
    of Cash Flow    Cash paid during the year
    Information      for interest                       $ 45      $ 32    $    8

                    Cash paid during the year
                     for income taxes                     10        10         7
                    Noncash investing and
                     financing activities
                     are as follows:
                      Software capitalized
                       in lieu of payment of
                       notes receivable                                      695
                      Declaration of preferred
                       stock cash dividend               158       120        80
                     Capitalized lease obligations
                       incurred to lease new
                       equipment                                              17
                      Net effect of terminated
                       lease obligation by the
                       return of equipment and
                       cancellation of prepaid
                       maintenance contracts                                  17
                      Preferred stock Series C
                       issued in lieu of payment
                       of preferred dividends            200
                      Transfer of inventory to equip-
                       ment in fixed assets              137       180
                      Transfer of equipment in
                       fixed assets to inventory
                       upon termination of lease          50
                      Purchase of a vehicle through
                       a note payable                     33
                      Exchange of scanning and
                       copying equipment for
                       software rights                              90

                      Scan-Graphics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)
- --------------------------------------------------------------------------------

18. Subsequent      In connection with a $3,100,000 private placement of its
    Events          securities in March 1996, the Company offered for sale 62
                    units, each of which consisted of a $50,000, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The notes and any accrued interest are convertible within one year at a price per share equal to the lesser of $3.00 or 65% of the average closing bid price for the five days preceding conversion.

                    The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share. As of March 30, 1996, the Company has received proceeds amounting to $1,995,000. The proceeds will be used for working capital purposes and to fund the requirements of its subsidiary, Sedona GeoServices, Inc.

                      Scan-Graphics, Inc. and Subsidiaries

    Consolidated Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)
- --------------------------------------------------------------------------------

Column A                                               Column B             Column C                   Column D          Column E
- ------------------------------------------------------------------------------------------------------------------------------------


                                                     Balance at     Charged to         Charged                             Balance
                                                      Beginning      Costs and        to Other        Reductions            at End
Description                                           of Period       Expenses        Accounts        - Describe         of Period
- ------------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1995
  Allowance for doubtful accounts                        $  275          $  12          $             $ 241(A)             $   46
  Accumulated amortization of software
    production costs                                        455                                                                455
  Accumulated amortization of manufacturing
    start-up costs                                          387                                                                387
  Accumulated amortization of product acquisition           300            100                                                 400
  Accumulated amortization of trademarks
    and patents                                              33             17                                                  50
  Accumulated amortization of software purchased              -            139          -                   -                  139

Year ended December 31, 1994
  Allowance for doubtful accounts                        $  273          $  43          $              $  41(A)              $ 275
  Accumulated amortization of software
    production costs                                        409             46                                                 455
  Accumulated amortization of manufacturing
    start-up costs                                          387              -                        -      -                 387
  Accumulated amortization of product acquisition           201            100                        -      -                 300
  Accumulated amortization of trademarks
    and patents                                              17             16                                                  33


(A)   Accounts receivable written-off.

                      Scan-Graphics, Inc. and Subsidiaries

    Consolidated Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)
- --------------------------------------------------------------------------------

Column A                                               Column B               Column C                  Column D          Column E
- ------------------------------------------------------------------------------------------------------------------------------------


                                                     Balance at      Charged to         Charged                             Balance
                                                      Beginning       Costs and        to Other        Reductions            at End
Description                                           of Period        Expenses        Accounts        - Describe         of Period
- ------------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1993
  Allowance for doubtful accounts                      $   53           $  237          $   -            $  17(A)           $   273
  Accumulated amortization of software
    production costs                                      401                8              -               -                   409
  Accumulated amortization of manufacturing
    start-up costs                                        333               54              -               -                   387
  Accumulated amortization of product acquisition         121               80              -               -                   201
  Accumulated amortization of trademarks
    and patents                                             8                9              -               -                    17



(A)  Accounts receivable written-off.