Form 10-Q
period 1996-03-31
SCAN GRAPHICS INC
filed 1996-05-15
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


Commission File Number    0-15864
                          -------


                               SCAN-GRAPHICS, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       PENNSYLVANIA                                       95-4091769
- ---------------------------                    ---------------------------------
 (State of Incorporation)                      (IRS Employer Identification No.)

               700 ABBOTT DRIVE, BROOMALL, PENNSYLVANIA 19008-4373
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  610-328-1040
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     10,331,750 shares of common stock were outstanding as of March 31, 1996

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES



                                      INDEX


PART I. FINANCIAL INFORMATION                                          PAGE


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         March 31, 1996 and December 31, 1995                          3 -  4

         Consolidated Statements of Operations --
         Three months ended
         March 31, 1996 and 1995                                       5

         Consolidated Statements of Cash Flow --
         Three months ended
         March 31, 1996 and 1995                                       6

         Notes to Financial Statements --
         March 31, 1996                                                7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                         8 - 9


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                 10



SIGNATURE PAGE                                                         11

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                      MARCH 31,   DECEMBER 31,
                                                        1996         1995
                                                      ---------   ------------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                        $2,163       $  189
      Accounts receivable, less
         allowance for doubtful accounts of
         $46 and $46                                    1,005          991
      Inventories                                       1,496        1,454
      Prepaid expenses and other current
          assets                                          101           66
                                                       ------       ------

             TOTAL CURRENT ASSETS                      $4,765       $2,700
                                                       ------       ------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                       700          757

OTHER ASSETS:
      Software purchased                                  521          556
      Other Non-Current Assets                             63           71
                                                       ------       ------


             TOTAL OTHER ASSETS                        $  584       $  627
                                                       ------       ------

             TOTAL ASSETS                              $6,049       $4,084
                                                       ------       ------













                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                                               MARCH 31,    DECEMBER 31,
                                                                                1996           1995
                                                                               -------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                      $ 1,022       $   959
    Loans Payable - related parties                                                 53            59
    Notes Payable - officers                                                       259           259
    Dividend Payable                                                               188           158
    Deferred revenue                                                               385           157
    Notes Payable                                                                1,995            -
    Current Maturities, capital lease obligation                                    87            87
    Current maturities of long term debt                                            69            69
                                                                               -------       -------

               TOTAL CURRENT LIABILITIES                                       $ 4,058       $ 1,748
                                                                               -------       -------


LONG-TERM DEBT, less current maturities                                            182           182

Capital lease obligation, less current maturities                                   43            43
Deferred Revenue                                                                     0             6
                                                                               -------       -------

               TOTAL LONG TERM DEBT                                            $   225       $   231
                                                                               -------       -------

STOCKHOLDERS' EQUITY

     Class A convertible preferred stock authorized 1,000,000 shares, stock outstanding 500,000 shares
        (Series A), par value $2.00                                              1,000         1,000

        stock outstanding 125,000 shares
        (Series C), par value $10.00                                             1,250         1,250

     Common stock, par value $0.001 Authorized 50,000,000 shares Outstanding
        10,331,750 shares at March 31, 1996 and 10,188,812
        shares at December 31, 1995                                                 10            10
     Additional paid-in capital                                                  8,928         8,677
     Deficit                                                                    (9,422)       (8,832)
                                                                               -------       -------

               TOTAL STOCKHOLDERS' EQUITY                                        1,766         2,105
                                                                               -------       -------

                                                                               $ 6,049       $ 4,084
                                                                               -------       -------









                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)



                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1996           1995
                                                   ------------    ------------

SALES                                              $      1,227    $        863
LICENSE AND ROYALTY FEES                                     10              34
                                                   ------------    ------------

         Total revenues                            $      1,237    $        897


COST OF GOODS SOLD                                          653             657


GROSS PROFIT                                                584             240
                                                   ------------    ------------

EXPENSES:
      Research and development                              242             153
      Sales and marketing                                   367             323
      General and administrative                            514              16

                  Total operating expenses                1,123             492
                                                   ------------    ------------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                               (539)           (252)

OTHER INCOME                                                  -               3
Other Expense                                               (21)            (32)

                  Total other income (expense)              (21)            (29)

NET INCOME(LOSS) BEFORE INCOME TAX                         (560)           (281)

INCOME TAX                                                    -               -

NET INCOME(LOSS)                                           (560)           (281)

PREFERRED DIVIDENDS                                         (30)            (30)

BALANCE APPLICABLE TO COMMON STOCK                         (590)           (311)

EARNINGS(LOSS) PER SHARE OF COMMON STOCK:
      Primary                                              (.06)           (.03)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                     10,331,750       9,718,812



                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands except share and per share data)


                                                    THREE MONTHS    THREE MONTHS
                                                       1996            1995
                                                    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income(Loss)                                  $  (560)        $  (281)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                         177             133
  (Increase) decrease in notes and
    accounts receivable                                 (14)              1
  (Increase) decrease in inventories                    (42)             15
  (Increase) decrease in other current assets           (35)            (56)
  (Increase) decrease in other assets                     8              78
  Increase (decrease) in accrued bonuses                  -            (400)
  Increase(decrease) in accounts payable
      and accrued expenses                               63             148
  Increase(decrease)in deferred revenue                 222              44

     Total adjustments                                  379             (37)

  Net cash provided(used) by operating
      activities                                       (181)           (318)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (76)            (15)
  Capitalized trademarks & patents                      (10)              -

  Net Cash (used) in investing activities               (86)            (15)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             -               -
  Payment of preferred dividends                          -               -
  Proceeds from notes payable - officers                  -             332
  Payment of loans payable - officers                    (6)            (40)
  Payment of capital lease obligations                    -             (18)
  Proceeds from issuance of notes payable             1,995               -
  Proceeds from exercise of common stock
    warrants/options                                    252               -

  Net cash provided(used) by financing activities     2,241             274

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                1,974             (59)

CASH AND CASH EQUIVALENTS,
      at beginning of year                              189             226

CASH AND CASH EQUIVALENTS,
      at March 31                                     2,163             167




                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1996
                 (In Thousands except share and per share data)

Note #1

In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at March 31, 1996 and the results of operations for the periods indicated. The operating results of operations for the periods are not necessarily indicative of results to be expected.

Note #2  Inventories:
                  Inventories at March 31, 1996 and December 31, 1995 consists of the following:

                                            March 31,        December 31,
                                              1996              1995
                                            ---------        ------------
                  Raw materials              $  498            $  625
                  Work-in-process               553               353
                  Finished products             445               476
                                             ------            ------
                                             $1,496            $1,454
                                             ------            ------
Note #3  Property and Equipment:
         Property and equipment consists of:

                                                  March 31,   December 31,
                                                    1996          1995
                                                  ---------   ------------
                  Equipment under capital lease    $  269       $  269
                  Machinery & Equipment             2,317        2,267
                  Furniture & Fixtures                103           97
                  Autos & Trucks                       46           46
                  Leasehold Improvements               76           76
                  Software                            218          198
                                                   ------       ------
                                                   $3,029       $2,953
                  Less accumulated
                   depreciation and amortization    2,329        2,196
                                                   ------       ------

                  Net Fixed Assets                 $  700       $  757
                                                   ------       ------

Note #4  Other Assets:
                  Software Purchased               $  695       $  695
                  Less accumulated amortization       174          139
                                                   ------       ------
                                                   $  521       $  556


Note #5  Commitments and Contingencies
         The Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event the aggregate potential severance pay at March 31, 1996 is $390.

Note #6  Supplemental Disclosures of Cash Flow Information

                                                       March 31,      March 31,
                                                         1996           1995
                                                       ---------      ----------
                  Cash paid during year for
                   interest                             $   13         $    2
                                                        ------         ------
                  Declaration of preferred
                   stock cash dividend                  $   30         $   30
                                                        ------         ------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (In Thousands except share and per share data)

At March 31, 1996, cash and cash equivalents increased to $2,163, a $1,974 increase compared to the December 31, 1995 amount of $189. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of March 31, 1996, the cash flows from operating activities resulted in a net use of cash of $181. This use of cash was primarily due to the Company's added significant increases in expenditures for research and development and general and administrative expenses relating to the Company's Sedona GeoServices, Inc. and Tangent Engineering, Inc. divisions.

As of March 31, 1996, the cash flows from investing activities resulted in a net use of cash of $86. The use of cash was due to purchases of equipment.

As of March 31, 1996, the cash flows from financing activities resulted in net cash provided by financing activities of $2,241. The increase in cash provided was due to the exercise of common stock options and warrants and a private placement of securities.

In connection with a $3,100 private placement of its securities in March 1996, the Company offered for sale 62 units, each of which consisted of a $50, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The notes and any accrued interest are convertible within one (1) year at a price per share equal to the lesser of $3.00 or 65% of the average closing bid price for the five days preceding conversion.

The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share as of March 31, 1996, the Company has received proceeds amounting to $1,995. The proceeds will be used for working capital purposes and for the most part to fund the requirements of its subsidiary, Sedona GeoServices, Inc.

The Company believes that proceeds from the private placement and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1996.

Results of Operation (In Thousands except share and per share data)


Net Revenue for the three months ended March 31, 1996 increased to $1,237 a 37.9% increase compared to the three months ended March 31, 1995, amount of $897. Revenue in excess of 10% of revenue to one customer accounted for approximately 18.2% of net revenue for the three months ended March 31, 1996, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 16.1% of net revenue for the three months ended March 31, 1995.

Gross Margin percentages at March 31, 1996 and 1995 were 47.5% and 27% of revenue, respectively.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)


Research and development expense as a percentage of revenue increased to 19.6% of revenue at March 31, 1996 compared to 17.1% of revenue at March 31, 1995. The Company continues to invest its resources in the development of software imaging products and the continuing development of new hardware products. On an actual expense comparison research and development expenses increased at March 31, 1996, compared to March 31, 1995 by $89.

Sales and Marketing expense as a percentage of revenue decreased to 29.7% of sales at March 31, 1996 compared to 36.0% at March 31, 1995. This decrease was due to higher revenue.

General and Administrative expense for the first quarter 1996 was 41.6% of revenue compared to 1.8% at March 31, 1995. This was a result of a reversal of an Accounts Receivable Reserve of $238 in March 1995, setup in 1994 and 1993 for a potentially un-collectible account. An agreement with the customer was reached for the full amount in March 1995 to pay the receivables.

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

                               January 12, 1996
                               March 11, 1996

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


Thereunto duly authorized.


                                                     SCAN-GRAPHICS, INC.



DATE:     May 15, 1996                                /S/ Andrew E. Trolio
     ----------------------                          ---------------------
                                                          Andrew E. Trolio
                                                          President



DATE:     May 15, 1996                                /S/ Joseph N. Battista
     ----------------------                          -----------------------
                                                     Joseph N. Battista
                                                     Vice President Finance
                                                     (Chief Accounting Officer)