Form 10-Q
period 1996-06-30
SCAN GRAPHICS INC
filed 1996-08-15
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


Commission File Number    0-15864



                               SCAN-GRAPHICS, INC.
             (exact name of registrant as specified in its charter)

        PENNSYLVANIA                                  95-4091769
 (State of Incorporation)                   (IRS Employer Identification No.)

                  700 ABBOTT DRIVE, BROOMALL, PENNSYLVANIA    19008-4373
                   (Address of principal executive offices)  (Zip Code)

                                  610-328-1040
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


      10,745,346 shares of common stock were outstanding as of June 30, 1996

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES



                                      INDEX


PART I. FINANCIAL INFORMATION                                          PAGE
- - -----------------------------                                          ----

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         June 30, 1996 and December 31, 1995                           3 -  4

         Consolidated Statements of Operations --
         Three months and six months ended
         June 30, 1996 and 1995                                        5  - 6

         Consolidated Statements of Cash Flow --
         Three months ended
         June 30, 1996 and 1995                                             7

         Notes to Financial Statements --
         June 30, 1996                                                      8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                         9 - 10


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                     11



SIGNATURE PAGE                                                             12

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                      JUNE 30,     DECEMBER 31,
                                                       1996           1995
                                                       ----           ----
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                        $1,864        $  189
      Accounts receivable, less
         allowance for doubtful accounts of
         $46 and $46                                      896           991
      Inventories                                       1,620         1,454
      Prepaid expenses and other current
          assets                                          390            66
                                                       ------        ------

             TOTAL CURRENT ASSETS                      $4,770        $2,700
                                                       ------        ------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                       721           757

OTHER ASSETS:
      Software purchased                                  487           556
      Other Non-Current Assets                             54            71
                                                       ------        ------


             TOTAL OTHER ASSETS                        $  541        $  627
                                                       ------        ------

             TOTAL ASSETS                              $6,032        $4,084
                                                       ------        ------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)



                                                                  JUNE 30,      DECEMBER 31,
                                                                   1996            1995
                                                                   ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                         $    744       $    959
    Loans Payable - related parties                                    -0-             59
    Notes Payable - officers                                           -0-            259
    Dividend Payable                                                   218            158
    Deferred revenue                                                   373            157
    Notes Payable                                                    2,600              -
    Current maturities, capital lease obligation                        87             87
    Current maturities of long term debt                                55             69
                                                                   -------        -------

               TOTAL CURRENT LIABILITIES                          $  4,077       $  1,748
                                                                   -------        -------


LONG-TERM DEBT, less current maturities                                182            182

Capital lease obligation, less current maturities                       43             43
Deferred Revenue                                                         0              6
                                                                   -------        -------

           TOTAL LONG TERM DEBT                                   $    225       $    231
                                                                   -------        -------

STOCKHOLDERS' EQUITY

     Class A convertible preferred stock authorized
        1,000,000 shares, stock
        outstanding 500,000 shares
        (Series A), par value $2.00                                  1,000          1,000

        stock outstanding 125,000 shares
        (Series C), par value $10.00                                 1,250          1,250

     Common stock, par value $0.001 Authorized
        50,000,000 shares Outstanding
        10,745,346 shares at June 30, 1996 and
        10,188,812 shares at December 31, 1995                          11             10
     Additional paid-in capital                                      9,464          8,677
     Deficit                                                        (9,995)        (8,832)
                                                                  --------       --------

               TOTAL STOCKHOLDERS' EQUITY                            1,730          2,105
                                                                   -------        -------

                                                                  $  6,032       $  4,084
                                                                   -------        -------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)



                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                        1996                1995
                                                        ----                ----
SALES                                               $      1,160       $      1,621
LICENSE AND ROYALTY FEES                                      17                 19
                                                    ------------       ------------

         Total revenues                             $      1,177       $      1,640


COST OF GOODS SOLD                                           533                760


GROSS PROFIT                                                 644                880
                                                    ------------       ------------

EXPENSES:
      Research and development*                              270                150
      Sales and marketing                                    412                449
      General and administrative*                            351                260

                  Total operating expenses                 1,033                859
                                                    ------------       ------------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                (389)                21

OTHER INCOME                                                  15                  1
Other Expense*                                              (266)                (1)

                  Total other income (expense)              (251)              --

NET INCOME (LOSS) BEFORE INCOME TAX                         (640)                21

INCOME TAX                                                  --                 --

NET INCOME (LOSS)                                           (640)                21

PREFERRED DIVIDENDS                                          (30)               (30)

BALANCE APPLICABLE TO COMMON STOCK                          (670)                (9)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                               (.06)              (.00)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                      10,745,346          9,748,812



                 See accompanying notes to financial statements.
                          *See Management's Discussion

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)



                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                      1996             1995
                                                      ----             ----

SALES                                           $      2,388       $      2,484
LICENSE AND ROYALTY FEES                                  27                 53
                                                ------------       ------------

         Total revenues                         $      2,415       $      2,537


COST OF GOODS SOLD                                     1,186              1,419


GROSS PROFIT                                           1,229              1,118
                                                ------------       ------------

EXPENSES:
      Research and development*                          513                311
      Sales and marketing                                778                773
      General and administrative*                        865                267

             Total operating expenses                  2,156              1,351
                                                ------------       ------------

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                            (927)              (232)

OTHER INCOME                                              16                  5
Other Expense*                                          (289)               (33)

              Total other income (expense)              (273)               (28)

NET INCOME (LOSS) BEFORE INCOME TAX                   (1,200)              (260)

INCOME TAX                                              --                 --

NET INCOME (LOSS)                                     (1,200)              (260)

PREFERRED DIVIDENDS                                      (60)               (30)

BALANCE APPLICABLE TO COMMON STOCK                    (1,260)              (290)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                           (.12)              (.03)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                  10,745,346          9,748,812



                 See accompanying notes to financial statements.
                          *See Management's Discussion

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands except share and per share data)


                                                     SIX MONTHS     SIX MONTHS
                                                        1996          1995
                                                        ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income(Loss)                                    $(1,200)      $  (260)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                           290           259
  (Increase) decrease in notes and
    accounts receivable                                    95           (54)
  (Increase) decrease in inventories                     (166)          (15)
  (Increase) decrease in other current assets            (324)          (12)
  (Increase) decrease in other assets                      17            25
  Increase (decrease) in accrued bonuses                 --            (400)
  Increase (decrease) in accounts payable
      and accrued expenses                               (215)          228
  Increase(decrease)in deferred revenue                   216            50

     Total adjustments                                    (87)           91

  Net cash provided (used) by operating
      activities                                       (1,287)         (169)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (95)          (15)
  Capitalized trademarks & patents                        (14)         --

  Net Cash (used) in investing activities                (109)          (15)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                            --            --
  Payment of notes payable - officers                    (259)          (60)
  Proceeds from notes payable - officers                 --             332
  Proceeds from loans payable - officers                 --             (15)
  Payment of loans payable - officers                     (59)          (40)
  Payment of capital lease obligations                   --             (51)
  Proceeds from issuance of notes payable               3,100          --
  Proceeds from exercise of common stock
    warrants/options                                      289          --

  Net cash provided (used) by financing activities      3,071           196

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                  1,675            12

CASH AND CASH EQUIVALENTS,
      at beginning of year                                189           226

CASH AND CASH EQUIVALENTS,
      at June 30                                        1,864           238




                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
                 (In Thousands except share and per share data)
Note #1
In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at June 30, 1996 and the results of operations for the periods indicated. The operating results of operations for the periods are not necessarily indicative of results to be expected.

Note #2  Inventories:
         Inventories at June 30, 1996 and December 31, 1995 consists of the following:
                                                  June 30,  December 31,
                                                   1996        1995
                                                   ----        ----
      Raw materials                               $  491      $  625
      Work-in-process                                680         353
      Finished products                              449         476
                                                  ------      ------
                                                  $1,620      $1,454
                                                  ------      ------
Note #3  Property and Equipment:
         Property and equipment consists of:

                                                June 30,       December 31,
                                                 1996              1995
                                                 ----              ----
    Equipment under capital lease               $  269            $  269
    Machinery & Equipment                        2,224             2,267
    Furniture & Fixtures                           103                97
    Autos & Trucks                                  46                46
    Leasehold Improvements                          76                76
    Software                                       217               198
                                                ------            ------
                                                $2,935            $2,953
    Less accumulated
     depreciation and amortization               2,214             2,196
                                                 -----             -----

    Net Fixed Assets                            $  721            $  757
                                                ------             -----

Note #4  Other Assets:
         Software Purchased                     $  695            $  695
         Less accumulated amortization             208               139
                                                 -----            ------
                                                $  487            $  556

Note #5  Commitments and Contingencies
         The Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event the aggregate potential severance pay at June 30, 1996 is $390.

Note #6  Supplemental Disclosures of Cash Flow Information
                                                   June 30,        June 30,
                                                     1996           1995
                                                     ----           ----
Cash paid during year for
 interest                                            $ 31           $  2
                                                     ----           ----
Declaration of preferred
 stock cash dividend                                 $ 60           $ 60
                                                     ----           ----

Issuance of preferred stock in
  lieu of dividends payable                          $-0-           $200

Preferred Subscriptions Receivable                   $-0-           $  5

Conversion of Notes Payble to
  Common Stock                                       $500           $-0-

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (In Thousands except share and per share data)

At June 30, 1996, cash and cash equivalents increased to $1,864, a $1,675 increase compared to the December 31, 1995 amount of $189. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of June 30, 1996, the cash flows from operating activities resulted in a net use of cash of $1,287. This use of cash was primarily due to the Company's added significant increases in expenditures for research and development and general and administrative expenses relating to the Company's Sedona GeoServices, Inc. and Tangent Engineering, Inc. divisions.

As of June 30, 1996, the cash flows from investing activities resulted in a net use of cash of $109. The use of cash was due mainly to purchases of equipment for its newly formed Sedona GeoServices Division.

As of June 30, 1996, the cash flows from financing activities resulted in net cash provided by financing activities of $3,071. The increase in cash provided was due to the exercise of common stock options and warrants and a private placement of securities.

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

The Company believes that proceeds from the private placement and funds generated form operations will be sufficient to meet the Company's working capital requirements for 1996.

Results of Operation (In Thousands except share and per share data)


Net Revenue for the three months ended June 30, 1996 decreased to $1,177 a 28.4% decrease compared to the three months ended June 30, 1995, amount of $1,640. Revenue in excess of 10% of revenue to one customer accounted for approximately 21.9% of net revenue for the three months ended June 30, 1996, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 16.1% of net revenue for the three months ended June 30, 1995.

Net Revenue for the six months ended June 30, 1996 decreased to $2,415, a 4.8% decrease compared to six months ended June 30, 1995 amount of $2,537. Revenue in excess of 10% of revenue to one customer accounted for approximately 10.7% of net revenue for the six months ended June 30, 1996, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 11.82% of net revenue for the six months ended June 30, 1995.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)



Gross Margin percentages for the three months ended June 30, 1996 and 1995 were 54.7% and 53.6% of revenue, respectively.

Gross Margin percentages for the six months ended June 30, 1996 and 1995 were 50.9% and 44.1% of revenue, respectively.

Research and development expense as a percentage of revenue increased to 22.9% of revenue for the three months ended June 30, 1996 compared to 9.1% of revenue at June 30, 1995. Research and development expenses as a percentage of revenue increased to 21.2% of revenue for the six months ended June 30, 1996 compared to 12.3% of revenue at June 30, 1995. These increases over the respective periods are attributable in the most part to start-up of the Company's newly formed Sedona GeoServices Division. The Company continues to invest its resources in the development of software imaging products and the continuing development of new hardware products. On an actual expense comparison research and development expenses increased for the six months ended June 30, 1996, compared to June 30, 1995 by $203.

Sales and marketing expense as a percentage of revenue increased to 35.0% of revenue for the three months ended June 30, 1996 compared to 27.4% at June 30, 1995. This increase was due to lower revenue. Sales and marketing expense as a percentage of revenue increased to 32.2% of revenue for the six months ended June 30, 1996 compared to 30.5% at June 30, 1995. These increases over the respective periods are attributable in the most part to start-up of the Company's newly formed Sedona GeoServices Division. On an actual expense comparison, sales and marketing expenses increased for the six months ended June 30, 1996 compared to June 30, 1995 by $5.

General and administrative expense for the second quarter 1996 was 29.8% of revenue compared to 15.9% at June 30, 1995. General and administrative expense for the six months ended June 30, 1996 was 35.8% of revenue compared to 10.5% at June 30, 1995. These increases over the respective periods are attributable in the most part to start-up of the Company's newly formed Sedona GeoServices Division. The low percentage of revenue at June 30, 1995 was due to a reversal of an accounts receivable reserve of $238 in March 1995 which was collected.

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

         Item 1 - Legal Proceedings - None

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of
                  Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8K
                           A)  None
                           B)  None

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
                  Proposal No. 1
                  In Election of Directors to terms expiring in 1997:
                                                 FOR                WITHHELD
                    Andrew E. Trolio          10,411,474              2,760
                    David S. Hirsch           10,410,474              3,760
                    Michael A. Mulshine        9,910,474            503,760
                    James C. Sargent          10,410,474              3,760
                    Robert A. Garber          10,411,474              2,760
                    R. Barry Borden           10,410,474              3,760

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


Thereunto duly authorized.


                                                      SCAN-GRAPHICS, INC.



DATE:     August 14, 1996                            /S/ Andrew E. Trolio
     ----------------------                          ---------------------
                                                     Andrew E. Trolio
                                                     President



DATE:     August 14, 1996                             /S/ Joseph N. Battista
     ----------------------                          -----------------------
                                                     Joseph N. Battista
                                                     Vice President Finance
                                                     (Chief Accounting Officer)