Form 10-Q
period 1996-09-30
SCAN GRAPHICS INC
filed 1996-11-13
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


Commission File Number    0-15864
                          -------


                               SCAN-GRAPHICS, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


       PENNSYLVANIA                                   95-4091769
 ------------------------                   ---------------------------------
 (State of Incorporation)                   (IRS Employer Identification No.)


              700 ABBOTT DRIVE, BROOMALL, PENNSYLVANIA   19008-4373
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


                                  610-328-1040
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X     NO
                                                 ---       ---

   13,449,565 shares of common stock were outstanding as of September 30, 1996

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         September 30, 1996 and December 31, 1995                        3 - 4

         Consolidated Statements of Operations --
         Three months and nine months ended
         September 30, 1996 and 1995                                     5 - 6

         Consolidated Statements of Cash Flow --
         Nine months ended September 30, 1996 and 1995                     7

         Notes to Financial Statements --
         September 30, 1996                                              8 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                          10 - 11


PART II. OTHER INFORMATION

Item 1 through Item 6.                                                    12


SIGNATURE PAGE                                                            13

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                     1996             1995
                                                  -------------    ------------

ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                      $1,819          $  189
      Accounts receivable, less
         allowance for doubtful accounts of
         $35 and $46                                    931             991
      Inventories                                     1,373           1,454
      Prepaid expenses and other current
          assets                                        113              66
                                                     ------          ------

             TOTAL CURRENT ASSETS                    $4,236          $2,700
                                                     ------          ------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                   1,138             757

OTHER ASSETS:
      Software purchased                                459             556
      Other Non-Current Assets                           92              71
                                                     ------          ------


             TOTAL OTHER ASSETS                      $  551          $  627
                                                     ------          ------

             TOTAL ASSETS                            $5,925          $4,084
                                                     ------          ------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1996           1995
                                                             -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $    682         $   959
    Loans Payable - related parties                               -0-              59
    Notes Payable - officers                                      -0-             259
    Dividend Payable                                              313             158
    Deferred revenue                                              291             157
    Notes Payable                                                 -0-            --
    Current maturities, capital lease obligation                   12              87
    Current maturities of long term debt                          118              69
                                                             --------         -------

               TOTAL CURRENT LIABILITIES                     $  1,416         $ 1,748
                                                             --------         -------


LONG-TERM DEBT, less current maturities                           123             182

Capital lease obligation, less current maturities                   4              43
Deferred Revenue                                                   35               6
                                                             --------         -------

           TOTAL LONG TERM DEBT                              $    162         $   231
                                                             --------         -------

STOCKHOLDERS' EQUITY

     Class A preferred stock
       Authorized 1,000,000 shares,
       Outstanding 500,000 shares (Series A),
       par value $2.00                                          1,000           1,000

       Outstanding 125,000 shares
       (Series C), par value $10.00                             1,250           1,250

     Common stock, par value $0.001
       Authorized 50,000,000 shares Outstanding
       13,449,565 shares at September 30, 1996
       and 10,188,812 shares at December 31, 1995                  13              10
     Additional paid-in capital                                12,752           8,677
     Deficit                                                  (10,668)         (8,832)
                                                             --------         -------

               TOTAL STOCKHOLDERS' EQUITY                       4,347           2,105
                                                             --------         -------

               TOTAL LIABILITIES & STOCKHOLDER EQUITY        $  5,925         $ 4,084
                                                             --------         -------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                           1996              1995
                                                          ------            ------
SALES                                                     $1,375            $1,477
LICENSE AND ROYALTY FEES                                      13                31
                                                          ------            ------

         Total revenues                                   $1,388            $1,508


COST OF GOODS SOLD                                           784               575
                                                          ------            ------

GROSS PROFIT                                                 604               933

EXPENSES:
      Research and development*                              232               111
      Sales and marketing*                                   539               365
      General and administrative*                            301               390
                                                          ------            ------

                  Total operating expenses                 1,072               865

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                (468)               68

OTHER INCOME                                                  19              --
Other Expense*                                               (40)              (32)

                  Total other income (expense)               (21)              (32)

NET INCOME (LOSS) BEFORE INCOME TAX                         (489)               36

INCOME TAX                                                    --                --

NET INCOME (LOSS)                                           (489)               36

PREFERRED DIVIDENDS                                         (105)              (30)

BALANCE APPLICABLE TO COMMON STOCK                          (594)                6

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                               (.06)             (.00)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                      10,775,990         9,883,412


                 See accompanying notes to financial statements.
                          *See Management's Discussion

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                           1996              1995
                                                          ------            ------
SALES                                                     $3,762            $3,892
LICENSE AND ROYALTY FEES                                      40                84
                                                          ------            ------
         Total revenues                                   $3,802            $3,976

COST OF GOODS SOLD                                         1,970             1,988
                                                          ------            ------
GROSS PROFIT                                               1,832             1,988

EXPENSES:
      Research and development*                              744               262
      Sales and marketing*                                 1,317             1,136
      General and administrative*                          1,166               823
                                                          ------            ------
                  Total operating expenses                 3,227             2,221

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                              (1,395)             (233)

OTHER INCOME                                                  35                71
Other Expense*                                              (329)              (62)

                  Total other income (expense)              (294)                9

NET INCOME (LOSS) BEFORE INCOME TAX                       (1,689)             (224)

INCOME TAX                                                  --                --

NET INCOME (LOSS)                                         (1,689)             (224)

PREFERRED DIVIDENDS                                         (165)              (90)

BALANCE APPLICABLE TO COMMON STOCK                        (1,854)             (314)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                               (.17)             (.03)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                      10,775,990         9,883,412

                 See accompanying notes to financial statements.
                          *See Management's Discussion

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands except share and per share data)


                                                     NINE MONTHS     NINE MONTHS
                                                        1996            1995
                                                     -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                    $(1,689)      $  (224)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                            243           368
  (Increase) decrease in notes and
    accounts receivable                                     60          (388)
  (Increase) decrease in inventories                       (56)           27
  (Increase) decrease in other current assets              (47)          (16)
  (Increase) decrease in other assets                      (23)           (7)
  Increase (decrease) in accrued bonuses                    --          (400)
  Increase (decrease) in accounts payable
      and accrued expenses                                (277)         (293)
  Increase (decrease) in deferred revenue                  163           (39)

     Total adjustments                                      63          (748)

  Net cash provided (used) by operating
      activities                                        (1,626)         (972)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (371)         (105)
  Capitalized trademarks & patents                          (4)           --

  Net Cash (used) in investing activities                 (375)         (105)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                              (10)           (8)
  Payment of notes payable - officers                     (259)           --
  Payment of loans payable - officers                      (59)          (82)
  Payment of capital lease obligations                    (114)         (184)
  Proceeds from notes payable - officers                    --           190
  Proceeds from long term debt                              --            84
  Proceeds from issuance of notes payable                3,100            --
  Proceeds from exercise of common stock
    warrants/options                                     1,334           224
  Proceeds from issuance of preferred stock                 --         1,049
  Payment of expenses, stock, issuance                    (361)          (79)

  Net cash provided (used) by financing activities       3,631         1,194

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                   1,630           117

CASH AND CASH EQUIVALENTS,
      at beginning of year                                 189           226

CASH AND CASH EQUIVALENTS,
      at September 30                                    1,819           343


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                 (In Thousands except share and per share data)

Note #1
In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at September 30, 1996 and the results of operations for the periods indicated. The operating results of operations for the periods are not necessarily indicative of results to be expected.

Note #2  Inventories:
         Inventories at September 30, 1996 and December 31, 1995 consist of the following:


                                                     September 30,      December 31,
                                                         1996              1995
                                                     -------------      ------------
         Raw materials                                  $  539            $  625
         Work-in-process                                   505               353
         Finished products                                 329               476
                                                        ------            ------
                                                        $1,373            $1,454
                                                        ------            ------

Note #3  Property and Equipment:
         Property and equipment consists of:
                                                     September 30,      December 31,
                                                         1996              1995
                                                     -------------      ------------
         Equipment under capital lease                  $  269            $  269
         Machinery & Equipment                           2,682             2,267
         Furniture & Fixtures                              151                97
         Autos & Trucks                                     46                46
         Leasehold Improvements                             80                76
         Software                                          231               198
                                                        ------            ------
                                                        $3,459            $2,953
         Less accumulated
          depreciation and amortization                  2,321             2,196
                                                        ------            ------
         Net Fixed Assets                               $1,138            $  757
                                                        ------            ------

Note #4  Other Assets:
         Software Purchased                             $  703            $  695
         Less accumulated amortization                     243               139
                                                        ------            ------
                                                        $  459            $  556

Note #5  Commitments and Contingencies

         The Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event the aggregate potential severance pay at September 30, 1996 is $460.

Note #6  Long-Term Debt:
         Long-term debt consists of the following:
                                                     September 30,      December 31,
                                                         1996              1995
                                                     -------------      ------------
         Note Payable, payable in monthly
         installments including interest
         at 8.75% through July 1999. This
         note payable is non-recourse to
         the Company, is based upon the
         credit standing of a customer of
         the Company and is further
         collateralized by the equipment.               $  183            $  225

                  Other                                     --                26
                                                        ------            ------
                  Total                                 $  183            $  251
                  Less current maturities                   60                69
                                                        ------            ------
                  Long-term debt                           123               182


                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                 (In Thousands except share and per share data)


Note #7  Stockholders' Equity

         During the third quarter 1996, one officer, employees, and others exercised common stock options and warrants resulting in 245,360 shares of common stock issued.

         During the third quarter 1996, the $2,600 balance of convertible notes issued in connection with a $3,100 private placement in March 1996 was converted into 1,929,973 common shares. Six former note holders also exercised "A" warrants associated with the private placement, resulting in 506,068 additional common shares issued.

         During the third quarter 1996, 115,000 common stock options and 106,000 common stock warrants were issued to officers and employees of the Company.


Note #8  Supplemental Disclosures of Cash Flow Information

                                                    September 30,     September 30,
                                                        1996              1995
                                                    -------------     -------------
         Cash paid during year for
          interest                                      $  131            $   30
                                                        ------            ------
         Declaration of preferred
          stock cash dividend                           $  165            $   90
                                                        ------            ------

         Issuance of preferred stock in
           lieu of dividends payable                    $  -0-            $  200

         Preferred Subscriptions Receivable             $3,100            $  -0-

         Conversion of Notes Payable to
           Common Stock                                 $  500            $  -0-

         During the third quarter, the Company transferred inventory with a cost of $136 to equipment in fixed assets.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (In Thousands except share and per share data)

At September 30, 1996, cash and cash equivalents increased to $1,819, a $1,630 increase compared to the December 31, 1995 amount of $189. The above change in cash and cash equivalents is explained as follows in the cash flow from operating, investing and financing activities.

As of September 30, 1996, the cash flows from operating activities resulted in a net use of cash of $1,626. This use of cash was primarily due to the Company's added significant increases in expenditures for software research and development and general and administrative expenses relating to the Company's Sedona GeoServices, Inc. and Tangent Engineering, Inc. subsidiaries.

As of September 30, 1996, the cash flows from investing activities resulted in a net use of cash of $375. The use of cash was due mainly to purchases of computers and equipment for its newly formed Sedona GeoServices subsidiary.

As of September 30, 1996, the cash flows from financing activities resulted in net cash provided by financing activities of $3,631. The increase in cash provided was due to the exercise of common stock options and warrants and a private placement of securities.

In connection with a $3,100 private placement of its securities in March 1996, the Company offered for sale 62 units, each of which consisted of a $50, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The notes and any accrued interest were convertible within one (1) year at a price per share equal to the lesser of $3.00 or 65% of the average closing bid price for the five days preceding conversion. All notes were converted into common stock as of September 30, 1996.

The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share. As of September 30, 506,068 of the "A" warrants associated with the private placement have been exercised, increasing cash flow by $702. The proceeds will be used for working capital purposes and for the most part to fund the requirements of its subsidiary, Sedona GeoServices, Inc.

The Company believes that proceeds from the private placement and related warrants and funds generated form operations will be sufficient to meet the Company's working capital requirements for 1996.

Results of Operation (In Thousands except share and per share data)

Net Revenue for the three months ended September 30, 1996 decreased to $1,388, a 8.0% decrease compared to the three months ended September 30, 1995, amount of $1,508. Revenue in excess of 10% of revenue from one customer accounted for approximately 20.0% of net revenue for the three months ended September 30, 1996, compared to revenue in excess of 10% of revenue from each of two customers which accounted for approximately 28.2% of net revenue for the three months ended September 30, 1995.

Net Revenue for the nine months ended September 30, 1996 decreased to $3,802, a 4.4% decrease compared to nine months ended September 30, 1995 amount of $3,976. Revenue in excess of 10% of revenue from one customer accounted for approximately 14.9% of net revenue for the nine months ended September 30, 1996, compared to revenue in excess of 10% of revenue from one customer which accounted for approximately 11.3% of net revenue for the nine months ended September 30, 1995.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)


Gross Margin percentages for the three months ended September 30, 1996 and 1995 were 43.5% and 61.9% of revenue, respectively. Costs of sales for the three months ended September 30, 1996 increased due to inventory written down for a discontinued product line.

Gross Margin percentages for the nine months ended September 30, 1996 and 1995 were 48.2% and 50.0% of revenue, respectively.

Research and development expense as a percentage of revenue increased to 16.7% of revenue for the three months ended September 30, 1996 compared to 7.4% of revenue at September 30, 1995. Research and development expenses as a percentage of revenue increased to 19.6% of revenue for the nine months ended September 30, 1996 compared to 6.9% of revenue at September 30, 1995. These increases over the respective periods are attributable to the continued staffing and research efforts of the Company's newly formed Sedona GeoServices subsidiary. The Company is investing its resources in the development of software imaging products and the continuing development of new hardware products. On an actual expense comparison, research and development expenses increased for the nine months ended September 30, 1996, compared to September 30, 1995 by $482.

Sales and marketing expense as a percentage of revenue increased to 38.8% of revenue for the three months ended September 30, 1996 compared to 24.2% at September 30, 1995. This increase is due to intensified marketing efforts in establishing the product lines of all subsidiaries in both the government and commercial sectors. Sales and marketing expense as a percentage of revenue increased to 34.6% of revenue for the nine months ended September 30, 1996 compared to 28.6% at September 30, 1995. On an actual expense comparison, sales and marketing expenses increased for the nine months ended September 30, 1996 compared to September 30, 1995 by $181.

General and administrative expense for the third quarter 1996 was 21.7% of revenue compared to 25.9% at September 30, 1995. General and administrative expense for the nine months ended September 30, 1996 was 30.7% of revenue compared to 20.7% at September 30, 1995. The increase over the respective year to date periods is attributable in the most part to the development of the Company's newly formed Sedona GeoServices subsidiary offset by a reversal of an accounts receivable reserve of $238 in March 1995 which was subsequently collected. On an actual expense comparison, general and administrative expenses increased for the nine months ended September 30, 1996 compared to September 30, 1995 by $343.

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


Thereunto duly authorized.


                                            SCAN-GRAPHICS, INC.



DATE: November 13, 1996                     /s/ Andrew E. Trolio
      -----------------                         -------------------------------
                                                Andrew E. Trolio
                                                President



DATE: November 13, 1996                     /s/ Denis P. Kelly
      -----------------                         -------------------------------
                                                Denis P. Kelly
                                                Director, Corporate Finance
                                                (Chief Accounting Officer)