Form 10-K
period 1996-12-31
SCAN GRAPHICS INC
filed 1997-04-16
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K



 X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act --- of 1934 for the fiscal year ended December 31, 1996 or

--- Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from___to___

Commission file number                      0-15864
                       --------------------------------------------------------

                               SCAN-GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                      95-4091769
--------------------------------                         ------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      700 Abbott Drive, Broomall, PA                           19008
------------------------------------------               -------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, (including area code) 610-328-1040
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No   .
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
         ---

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of February 28, 1997 was $55,317,613.

The number of shares of the registrant's Common Stock issued and outstanding as of February 28, 1997 was 15,665,165 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

General

Founded in 1972, Scan-Graphics(R), Inc. is a provider of Geographic Information Systems, (GIS) database management software products and is a leader in scanning and image processing technology, large document scanners, backfile conversion services, image software and systems, systems integration, and consulting. The Company has key product development and marketing alliances with Oracle Systems and with Sybase. Its products are marketed internationally by a variety of systems integrators and distributors, especially its Scanner Division products. With locations in suburban Philadelphia and Englewood, Colorado, the Company's strategies are encompassed in three business units: Sedona GeoServices(TM), Inc., the Scanner Division, and the Technology Resource Centers(TM), Inc. (TRC).

The Scanner Division provides large format monochrome and color scanning and reprographics systems, servicing among others, the GIS and engineering markets. A complete line of monochrome and grayscale large document scanners and imaging software for multiple platforms and applications are manufactured at Scangraphics corporate headquarters in Broomall, Pennsylvania. The color scanners and related custom software are produced and distributed by Tangent(TM) Engineering, Inc., of Englewood, Colorado, acquired in December of 1995 by the Company. These products, marketed under the trade name Tangent(TM) Color Systems, bring highly automated, easy to use, color map scanning technology to the GIS and other markets. This capability will enhance the Company's growth plans for Sedona GeoServices, Inc. as they bring their leading edge, open architecture GIS software products to market.

Sedona GeoServices, Inc., acquired by the Company in July of 1995, is a developer, integrator and distributor of sophisticated image, map and database products and technology. The open-architecture, object-oriented data management tools organize and manipulate geospatial objects such as maps, images and text information within a single, user-intuitive Geographic Information System (GIS). A GIS might combine such geographical data as elevation, waterways, roadways or soil with demographic, socioeconomic, environmental or other types of data in ways to facilitate analysis and display. Some of the uses for these systems are map development, urban planning and management, emergency response, utilities management, mining and natural resource explorations, transportation planning and risk management, environmental services, global positioning systems, market research and planning, aerial photography management, real estate and retail cataloging. In addition, Sedona is developing mapping and data conversion services for federal, state, and local governments/users, especially departments of transportation, archives, and education (university level). In 1996, a number of third party relationships were established to exploit these emerging markets.

The Technology Resource Centers, Inc. (TRC) was incorporated in February of 1996 with the purpose of providing an integrated approach to clients needs for document scanning, conversion services, imaging systems consulting and systems implementation. The TRC is concentrating on services that support imaging and document management technologies and the integration of these applications with other office processes such as accounting, information data bases, and project controls. The cost of providing these services will be reduced by using government and private sector funding such as enterprise zone and job training programs, thus placing the TRC in a more competitive position in the market than other service providers.

Financial Information (In Thousands)

Total revenues for the years ended December 31, 1996, 1995 and 1994 were $5,060, $4,987, and $5,067, respectively. The percentages of total revenue for scanners and related services for years ended 1996, 1995 and 1994 were 92%, 93%, and 91%, respectively. The percentages of total revenue for software and related services for years ended 1996, 1995 and 1994 were 5%, 5%, and 2%, respectively. The percentages of total revenue for license and royalty fees for years ended 1996, 1995 and 1994 were 3%, 2%, and 7%, respectively.

Financial Information Relating to Domestic and International Sales
(In Thousands)

                                          1996           1995         1994
                                          -----         ------       -------
Sales to unaffiliated customers:

       United States                      $3,760        $3,825        $4,105
       Export                              1,300         1,162           962

Gross Profit

       United States                      $  553        $1,048        $2,130
       Export                                494           692           747

Exports were sold into the following regions: Western Europe, Eastern Europe, Asia, the Middle East, and South America.

It should be noted that from the July, 1995 acquisition date of Sedona GeoServices, Inc. through the first quarter of 1996, start-up operations have been funded from Scanner Division cash flow and partially from the proceeds of a $1.25 million private placement of the Company's convertible preferred stock completed in September, 1995. Subsequent to that timeframe, Sedona's continued product development and marketing efforts have been financed by a $3.1 million private placement agreement for convertible debentures. See Item 7 of this filing for further discussion of this financing.


Description of Business and Principal Products

The Scanner Division

Representing the Company's core business up until this juncture, the Scanner Division is a leading provider of high performance monochrome, grayscale, and color scanners for large documents. Its complete line of monochrome/grayscale large document scanners is manufactured at Scangraphics corporate headquarters in Broomall, Pennsylvania.

The SmartSCAN(TM) Series monochrome and grayscale scanners are E/AO-size products used to scan architectural/engineering/construction drawings, manufacturing process charts, technical publications, graphic art and site/facility maps up to 44" wide of virtually unlimited length. SmartSCAN series scanners feature multiple and selectable resolutions from 100 to 1000 dots per inch. The Scanner Division also offers a variety of monochrome/grayscale imaging software for multiple platforms and applications.

Tangent Engineering, Inc. produces a full line of color scanners at its Englewood, Colorado facility, including a range of high accuracy drum scanners, a 24" x 36" flatbed scanner, and sheetfeed scanners ranging from 24" wide to 44" wide. This complement of color scanners is enhanced with its closed-loop system software for calibrating the plotter and the user's choice of inks and paper to give color copies of great fidelity. Marketed under the brand name Tangent Color Systems(TM) and Intrepid(TM), these products are targeted toward automated mapping, reprographics, graphic arts, and photographic scanning/duplication applications.

The key challenges facing the Scanner Division as it positions its products going forward include a fuller exploitation of the high price and quality niche markets for monochrome and color scanners, development of a lower cost line of both monochrome and color units, and a broadening of its international distribution systems. In addition, the Company will re-orient the marketing focus of its scanner products from the defense to the commercial and industrial sectors. Finally, Windows NT will be established as the primary operating system and user interface.

Sedona GeoServices, Inc.

Sedona GeoServices, Inc. is the only Master Value Added Reseller authorized to commercially package and distribute Lockheed Martin geospatial software products to the commercial marketplace. These leading edge products are based upon the first open architecture, object-oriented database management system for processing geospatially oriented information. These products will allow data types such as maps, images, text and relational database information to be organized and manipulated within a single, user intuitive, Geographic Information System (GIS).

Sedona has recently introduced a number of new products:

Sedona DMTool(TM) Version 5 is a comprehensive set of integrated computer software which provides extensive imaging, map processing and database capabilities to the workstation user. Specifically developed for the Defense community, DMTool's capabilities are organized as independent but integrated Tools within a "Tool Box" approach. The toolbox contains a broad spectrum of GIS functions including map and image source data management, map display, map editing, image display, and image editing. Specific support for many Defense oriented map and image formats, including Vector Product Format (VPF), are provided in DMTool.

Sedona SRV+(TM) is a full-function raster to vector conversion engine integrated into the Environmental Systems Research Institute's (ESRI) ARC/INFO system. This software permits a user to automatically and transparently import and convert standard raster images to generate ARC/INFO coverages. ESRI has effectively used this technology to accomplish the generation of the Digital Chart of the World from paper maps for the Defense Mapping Agency. The Digital Chart of the World was generated from over 2,000,000 maps.

Sedona GeoServices provides full-service map conversion and GIS database creation and update capabilities. Sedona furnishes all aspects of the digital data generation process including: 1) project management of the high resolution scanning from the paper source map to digital information; 2) Digital Line Graph
(DLG) and Vector Product Format (VPF) file generation including the ability to generate these files to National Mapping Standards; 3) custom GIS database generation including ARC/INFO database generation; 4) software and system integration including Oracle, Sybase and ARC/INFO; and 5) customized software development.

Sedona's strategies in the near term involve developing channels of distribution for its geospatial software products; creating software product demand through a direct sales force soliciting federal agencies, database vendors and Fortune 500 companies; establishing world class mapping and data conversion services for federal, state, and local governments; and developing the technology for the generation and distribution of market demanded data.

Technology Resource Centers, Inc.

The TRC provides a wide range of imaging and document management services via computer technologies which are aimed at improving office work productivity, with specific integration of these applications with other office processes such as accounting, information data bases, and project controls. The services provided by TRC include:

Scanning Services

     * Backfile conversion services involving the scanning of paper and microfilm documents and storage of document images for retrieval and distribution via networks;

     * Computer Assisted Design (CAD) services such as raster-to-vector and file format conversions; and

     * Geographic Information Services (GIS) such as scanning maps and developing data bases of information associated with sites depicted on the maps.

Consulting and Systems Implementation Services

     * Work process analysis and re-engineering studies with computer systems analysis and design;

     * Software sales, installation and integration; installing imaging and document management software and integrating it with other information processes to relate information in imaged documents to information contained in other applications; and

     * Data warehousing for large repositories of documents providing on-line access for customers.

Training Services

     * The TRC will offer training programs for TRC staff, customers and jobs-oriented training for unemployed or underemployed individuals. Training programs will offer certification for completion of technical and consulting curriculum tracks and will be coordinated with the offerings of local education institutions from community colleges to universities.

While the TRC is still in the process of developing sales, project management, and technical teams, it is developing a joint venture to design and implement an Internet based system to provide complete, centralized data sets to organizations wishing to bid on Department of Defense solicitations. The TRC will team with key vendors and its sister divisions to maximize its penetration into the large format document markets related to manufacturing, engineering, and geographic information systems within the local and federal governments and the commercial sector.

Backlog (In Thousands)

The Scanner Division and Sedona Geoservices, Inc. held order backlogs of $634 and $33, respectively on February 28, 1997.

License and Royalty Fees

The Company benefits from its technology expertise by the licensing of its patented hardware technology and software.

Research & Development (In Thousands)

The Company's engineering groups are engaged in continuing research and development programs for its software and scanner products. The Scanner Division efforts will be centered on development of lower cost, higher performance hardware and porting existing software to the Windows NT environment. Sedona's product development is focused on boosting the speed at which the Company can create data, improving the quality and certification levels of the data, and reducing data generation costs. In addition, Sedona is developing capabilities to distribute both data and data management tools over the Internet.

Research and development expenses were $744, $582, and $783 for the years ended December 31, 1996, 1995 and 1994, respectively.

Patents and Copyrights

The Company is the sole owner of two patents entitled "High Speed, High Resolution Image Processing System," Patent Number 4,631,598 issued December 23, 1986 and Patent Number 4,972,273, issued November 20, 1990. Patents are effective for seventeen years from date of issuance.

During fiscal years 1995, 1994 and 1993, the Company capitalized costs related to the issuance of trademarks on its software products and patent costs related to the continuance, application and amendment of its High Speed, High Resolution Image Processing System. Trademark costs of $4 were incurred in 1996.

These patents relate to the Company's scanner products. The Company believes that the technology contained in these patents is very important to electronic document scanner and/or digital copier products and to the Company's competitive position. The Company's developed software programs are covered and registered by copyrights.

Marketing

Each of the Company's business units sells its products and services through independent, yet complimentary distribution systems, looking to leverage synergistic opportunities across business unit channels.

The Scanner Division sells its monochrome and grayscale scanners and related software through an expanding network of distributors, value added resellers, system integrators, and direct sales personnel. Approximately 30 such resellers are utilized worldwide. Tangent Engineering, Inc., sells its scanners and software products internationally through distributors, manufacturers representatives, and direct sales people. The Company is currently developing a cohesive, reseller program integrating both the monochrome/grayscale and color units world-wide. In addition, the Scanner Division is utilizing the opportunities presented by the strategic alliances formed by Sedona GeoServices and the TRC to increase market penetration.

Sedona expects to derive significant benefit from various third party relationships:

     * Sedona holds the rights to distribute in the commercial marketplace Lockheed Martin Management and Data Systems' GIS software and has agreed to cooperate with Lockheed Martin on large-scale systems integration projects of $5 million or more that involve the licensed products, and to provide any improvements or enhancements made to the licensed products to Lockheed Martin.

     * ESRI has accepted Sedona into its new Business Partner Program, which is designed to formalize relationships between ESRI and application developers, technology resellers, data publishers, systems integrators and consultants. Sedona's first joint product launch is its new SRV+ automatic vectorizing engine that has been integrated within ESRI's ARC/INFO geographic information.

     * In 1996, Sedona was accepted into the Oracle Business Alliance Program. The companies plan to work together to implement open system solutions that use the new Spatial Data Option capabilities of Oracle's Universal Server.

     * Sedona has formed a business partnership with The Ohio State University Foundation whereby the Company acquired a worldwide exclusive license for the Digital Map Conversion Process technology developed by The Ohio State University Center for Mapping. A key feature of the technology is an increased ability to automatically convert traditional paper maps to high quality digital vector files, thereby significantly reducing costs in the production process. Other aspects of the business partnership include plans to jointly market current products and elevation data to states and Federal agencies.

     * Sedona is a Principal Member of the Open GIS Consortium, a Boston-based government, educational and industry-backed, not-for-profit membership organization promoting GIS interoperability. Other key members of the Consortium include Apple Computer, IBM, Intergraph, Lockheed Martin, Microsoft, Mitsubishi, Oracle and Sun Microsystems.

These strategic relationships are complementary to the distribution system Sedona is constructing to sell commercial off the shelf products and/or license technology.

The TRC markets its conversion, software, and consulting through numerous federal, state, and local government agencies and commercial organizations. Targets of opportunity are based on TRC expertise with large format documents such as engineering drawings and maps. The TRC coordinates marketing programs with the Scanner Division and Sedona GeoServices to capitalize on the large niche markets related to manufacturing, engineering, and geographic information systems.

Major Customers

The Company had one customer, 3M, during the years ended December 31, 1996 and 1995 which accounted for more than 10% of the Company's total sales revenue. Total revenues for this one customer amounted to 14% in 1996 and 15% in 1995.

Competition

The Scanner Division's monochrome and grayscale hardware products compete in a worldwide market estimated at $80 million. Two competitors, Contex and Vidar, dominate almost ninety per cent of that market. The balance of market share is divided among the Company and two other significant hardware manufacturers.

Tangent Color Systems products comprise a portion of a $15 million worldwide market which is primarily shared with four other color scanner manufacturers. In the areas of document imaging and image processing software, the Company competes with numerous providers located throughout the world. In all cases, the Company's market niche remains large document scanning and digital file manipulation.

Sedona GeoServices, Inc. competes against two types of organizations, GIS software developers and GIS-related systems integrators and consultants. The United States accounts for one half of the worldwide GIS market. Four companies have made significant inroads into various segments of the market. One competitor is the Environmental Systems Research Institute (ESRI), which is dominant in providing GIS to local governments and has accepted Sedona into its new Business Partner Program.

There are a number of organizations which offer services similar to those offered by the TRC. However, the focus and objectives of the majority of these vendors and providers is not toward a customer oriented, full service capability that emphasizes meeting business objectives and implementation of systems independent of specific vendor products. Although there appears to be considerable competition, the size and growth potentials of this market will support many more service providers. The competing scanning service providers, product vendors, consultants, and resellers do not provide the total range of planning, technical and systems analysis expertise, integration and implementation skills, large document imaging and management experience and customization that the TRC furnishes.

Suppliers

The Company is not dependent on any single supplier for components and subassemblies in the manufacture of its products.

Manufacturing and GIS Software Development

The Company manufactures its large format scanners, scanner interfaces, and related software products at its Broomall, Pennsylvania and Englewood, Colorado facilities. Sedona GeoServices, Inc. maintains office space in Limerick, Pennsylvania. Management believes that the facilities are adequate to fulfill its current and near term needs given the current and projected sales levels.

Employees

As of December 31, 1996, the Company had sixty-eight full time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are satisfactory.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management for the successful operation and development of its business. The loss of the services of one or more of its management personnel could materially and adversely affect the operation of the Company. In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, production, and marketing.

There is keen competition for such highly qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate office and monochrome/grayscale scanner manufacturing facility at 700 Abbott Drive, Broomall, Pennsylvania 19008. The 12,000 square foot site also houses the Technology Resource Centers. The current lease was renewed on September 1, 1994 and continues through August 31, 1997 with an option to renew for two additional years. The color scanner facility is located at 14 Inverness Drive East, Suite A-100, Englewood, Colorado 80112. The current lease has a term of five years beginning on June 1, 1994 and ending on May 31, 1999. Sedona GeoServices leases 2,793 feet of square feet of space in an office building located at 649 North Lewis Road, Suite #220, Limerick, Pennsylvania 19468. The current lease commenced July 1, 1996 and expires September 30, 1999 with a two year renewal option. On January 15, 1997, an additional 3,734 square feet was leased in the same building (Suite 210) for a period of two years.

On November 18, 1996, the Company opened a sales office at Reston Plaza, 12030 Sunrise Valley Drive, Reston, Virginia 22091. The lease for this 2,439 square feet of space expires on January 31, 2000.

ITEM 3. LEGAL PROCEEDINGS (In Thousands)

On August 15, 1996, the Company filed suit in the United States Federal Court for the Eastern District of Pennsylvania for patent infringement against two competitors who produce electronic image scanning equipment. The Company believes the defendants are infringing one or more of three of its patents, and has requested monetary damages in favor of the Company, as well as injunctive relief. All defendants are denying any claim of infringement, and are vigorously defending the claim on the merits. The defendants have also filed a counterclaim against the Company, requesting that the patents be found invalid and other relief. The case is presently in the discovery stage, with the trial not scheduled before 1998.

During 1995, an action was filed against the Company through the International Arbitration Tribunal in Paris, France, claiming amounts due and damages for the Company's alleged failure to perform its obligations under a March 30, 1990 agreement. The Company filed an answer to the complaint on February 26, 1996, asserting loss of profits from failure by the Plaintiff to forward sales orders for parts, maintenance and software. Provision has been made in the accompanying financial statements for this uncertainty.

On November 20, 1995, an action was commenced in the Court of Common Pleas, Delaware County, Pennsylvania, against the Company seeking damages in excess of $117, for alleged fraud and breach of contract. On February 8, 1996, the Company answered the complaint, denying entitlement to recovery of any monies and counter-claiming for breach of contract and fraud. On January 8, 1997, this action was settled at minimal expense to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

The common stock is traded in the over-the-counter market and is authorized to be quoted on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System under the symbol "SCNG."

The following Table sets forth the high and low bid and sales prices of the Company's common stock as reflected on NASDAQ for the periods indicated. The bid prices represent quotations in the over-the-counter market between dealers in securities and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The SEC now permits small cap companies to report high and low sales price information effective 1996.


          Common Stock                  High Bid                    Low Bid
          ------------                  --------                   ---------
          1995
          1st Quarter                   $   17/32                   $    5/16
          2nd Quarter                       7/8                          5/16
          3rd Quarter                     3 5/8                           3/4
          4th Quarter                     3 1/32                      1 11/16



          Common Stock               High Sales Price           Low Sales Price
          ------------               ----------------           ---------------
          1996
          1st Quarter                   $ 3  7/8                   $ 2  5/8
          2nd Quarter                     3  7/16                    1 15/16
          3rd Quarter                     3 11/16                    1  7/16
          4th Quarter                     4  1/16                    2  3/4


          1997
          1st Quarter through
          February 28, 1997             $ 4 3/4                    $ 3 3/16

As of February 28, 1997 there were approximately 2,300 Shareholders of record. On February 28, 1997, the last reported sale price of the Company's common stock as reported on the NASDAQ System was $3.53125.

The Company has never declared or paid cash dividends on its common stock and does not anticipate payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 1996 and for the four previous years.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.


                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
Income Statement                   1996              1995             1994(1)           1993(1)          1992(1)
                                 -------           -------            -------           -------          -------
Data:
Revenue                          $ 5,060           $ 4,987            $ 5,067           $ 3,839          $ 6,837
Income (Loss)
Before Extraordinary
Item                              (4,271)           (1,237)              (889)           (1,856)             255

Net Income (Loss)                 (4,271)           (1,237)              (889)           (1,856)             293

Preferred Dividends                 (220)             (158)              (120)             (120)            (120)
Balance applicable
to Common Stock                   (4,491)           (1,395)            (1,009)           (1,976)             173

Income (Loss) Per
Share of Common Stock
Before Extraordinary
Item
 Primary                          $ (.39)           $ (.14)            $ (.10)           $ (.21)           $ .03


                                 AT DECEMBER 31,
                                 ---------------
Balance                            1996              1995              1994(1)          1993(1)          1992(1)
                                 -------            -------            ------           -------          -------
Sheet Data:

Total Assets                      $4,092            $4,084             $4,358            $3,884           $5,483
Long-Term
Obligations                          150               231                417                12               40
Stockholders' Equity               2,556             2,105              1,876             2,885            4,561


-----------------
(1) Restated due to acquisition of Tangent Engineering, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (in Thousands)

At December 31, 1996, cash and cash equivalents increased to $1,081, an $892 increase compared to the December 31, 1995 amount of $189. At December 31, 1995, cash and cash equivalents decreased $37 compared to the December 31, 1994, amount of $226. The above changes in cash and cash equivalents are explained as follows in the discussion of cash flows from operating, investing and financing activities.

At December 31, 1996, the cash flows from operating activities resulted in a net use of cash of $2,621 compared to the December 31, 1995 and December 31, 1994 uses of cash of $1,234 and $138, respectively. The increase of $1,387 in the use of cash as of December 31, 1996, as compared to December 31, 1995, is primarily due to higher losses incurred in funding the start up and development of Sedona GeoServices and the Technology Resource Centers ($1,774 for 1996 versus $274 for
1995) and a decrease in accounts payable and accrued expenses ($446), offset by reductions in inventory ($671). The $1,096 increase in the use of cash as of December 31, 1995, as compared to December 31, 1994 was primarily due to higher losses adjusted for non cash items such as depreciation ($98), higher increases in inventories ($173), smaller increases in accounts payable and accrued expenses ($224), accrual of bonuses of $400 in 1994 with payment in 1995 ($800), and a higher decrease in deferred revenue ($210); all of which were favorably offset by increased accounts receivable collections ($377).

As of December 31, 1996, the cash flows from investing activities resulted in a net use of cash of $329 compared to the December 31, 1995 and 1994's uses of cash of $139 and $29, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources:

The increase in the use of cash of $290 as of December 31, 1996, is due to the purchase of property and equipment for the start up of Sedona GeoServices' facility as offset by proceeds from the sale of Tangent demo scanners, compared to the December 31, 1995, amount of $139. The increase in the use of cash as of December 31, 1995, is due to the decrease to zero of the proceeds from the sale of property and equipment of $104 at December 31, 1994.

As of December 31, 1996, the cash flows from financing activities resulted in net cash provided by financing activities of $3,842 compared to the December 31, 1995 and 1994's cash provided of $1,336 and $251, respectively. The increase in cash is due to the proceeds of a March 1996 private placement of $3,100 less expenses of $300, in addition to increased funds from higher warrant/option exercise activity ($1,197). The increase in cash provided from 1994 to 1995 is primarily due to the proceeds from the issuance of preferred stock of $1,050 and the proceeds from the exercise of common stock warrants/options of $444. In 1994, cash provided was primarily due to the proceeds from loans payable, officers and the issuance of long term debt.

In connection with a $3,100 private placement purchase agreement in March 1996, the Company sold 62 units of convertible debentures. Each unit consisted of a $50, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The notes and any accrued interest were convertible within one year at a price per share equal to the lesser of $3.00 or 65% of the average closing bid price for the five (5) days preceding conversion.

The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share.

During the second and third quarters of 1996, all of the debentures, plus $7 in accrued interest, were converted into 2,259,056 shares of common stock. As of December 31, 1996, 542,841 of the 1,200,010 "A" warrants were exercised.

Promissory notes of certain officers and directors of the Company in the amount of $1,378 given in exchange for exercise of warrants and options, have maturity dates ranging from July 1998 through January 2003. Principal repayments of $217, $309 and $309 will be received in 1998, 1999, and 2000, respectively; $181 will be repaid in each of the years 2001 through 2003.

In January and February of 1997, stock warrants were exercised resulting in the issuance of an additional 884,399 shares, of which 637,809 shares related to the aforementioned "A" warrants of the private placement.

The Company is currently engaged in negotiation for a private placement purchase agreement involving convertible debentures and anticipates a commitment shortly. The funding is necessary to complete the roll-out of Sedona GeoServices, Inc., and the Technology Resource Centers, Inc., software and data conversion products and related services.

The Company believes that the proceeds from this private placement and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1997.

Results of Operations (In Thousands)

Net Revenue in 1996 increased to $5,060, a 1.5% increase in revenue compared to the 1995 revenue of $4,987.

The percentage of total revenue for scanners and related services for years ended 1996, 1995 and 1994 were 92%, 93%, and 91%, respectively. The percentages of total revenue for software and related services for years ended 1996, 1995 and 1994 were 5%, 5%, and 2%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The percentage of total revenue for license fees for years ended 1996, 1995 and 1994 was 3%, 2%, and 7%, respectively.

The gross margin decreased to $1,047 in 1996 from $1,740 in 1995, a drop of 40%. This resulted from inventory write-offs for two discontinued product lines ($400) and the full amortization of software rights received in a litigation settlement ($417).

The gross margin decrease in 1995 was a result of the increase in manufacturing costs of its monochrome document scanners due to lack of working capital. This resulted in the Company paying a premium for its cost of material and labor. The Company's gross margin percentages were 21%, 35%, and 57% for years ended 1996, 1995 and 1994, respectively.

Research and Development Expenses: In the years ended December 31, 1996, 1995 and 1994, the Company had research and development expenses of $744, $582, and $783, respectively. Research and development expenses as a percentage of revenue in 1996, 1995 and 1994 were 14.7%, 11.7%, and 15.5%, respectively. The 1996 increase in research and development was the result of increased personnel engaged in the design of Sedona GeoServices geospatial software products. The 1995 decrease in research and development expenses was due primarily to the reduction in software engineering expenses as a result of completing the development of certain products.

Sales and Marketing Expenses: Sales and Marketing expenses for years ended December 31, 1996, 1995 and 1994 totaled $1,665, $1,388, and $1,360, respectively. Sales and marketing expenses as a percentage of Revenue in 1996, 1995 and 1994 were 32.9%, 27.8%, and 26.8%, respectively. Increases are the result of the hiring of sales management and personnel and related costs for Sedona GeoServices, Inc. and for the Company's national sales office in Reston, Virginia.

Operating, General and Administrative Expenses: General and Administrative expenses for the years ended December 31, 1996, 1995 and 1994 totaled $2,263, $985, and $1,641, respectively. The general and administrative cost increases resulted from the addition of key executive management personnel in each subsidiary and in Corporate capacities. In addition, Sedona GeoServices ($535) and TRC ($150) staffed or initiated their operations during 1996 and the Company incurred $283 of non-cash consulting expense for warrants issued for non-employee services. General and administrative expenses decreased in 1995 compared to 1994 as a result of a reversal of an Accounts Receivable Reserve of $229 set-up in 1994 for a potentially uncollectible account. An agreement with the customer was reached for the full amount in March 1995 to pay the receivable. General and Administrative as percentages of revenue in 1996, 1995 and 1994 were 44.7%, 19.8%, and 32.4%, respectively.

Other Income/Expense: Litigation Legal Fees for the year ended December 31, 1996, 1995 and 1994 were $179, $-0-, and $42, respectively. These 1996 expenses are a result of the Company defending the actions noted in Item 3 ($137), pursuing license fees owed to the Company per contractual obligations, patent infringements ($17), and the acquisition of Tangent Engineering ($25).

Interest expense for years ended December 31, 1996, 1995 and 1994 was $432, $44 and $35, respectively. The Company incurred $270 of non-cash interest expense for the issuance of warrants to note holders of the $3,100 private placement in March of 1996. Interest expense of $93 was incurred on the $3,100 in private placement debentures prior to their conversion in 1996.

Interest Income for years ended December 31, 1996, 1995 and 1994 was $51, $2, and $5, respectively. The increased interest was the result of the receipt of the $3,100 in convertible debentures. During 1996 and prior years, interest income was also earned on cash investments and sales type lease receivables. Other Income for years ended December 31, 1996, 1995 and 1994 was $-0-, $47 and $120, respectively. The increase in other income in 1994 was due to the sale of equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Expenses for years ended December 31, 1996, 1995 and 1994 were $86, $27, and $30, respectively. These expenses in 1996, 1995 and 1994 were primarily due to S-3 filing and late payment charges.

Stock-Based Compensation

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995. The Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No., 25 "Accounting for Stock Issued to Employees" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25, for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. In accordance with SFAS 123, the Company disclosed the effects of employee stock options issued for the years ended December 31, 1996 and 1995.

Earnings Per Share

On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This pronouncement is effective for financial statements issued for periods ending after December 15, 1997 and provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earning per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income by the common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company does not feel that the adoption of SFAS 128 will have a material effect in 1997.

Recoverability of Intangibles

The Company evaluates the recoverability of all intangibles annually, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the intangibles should be completely or partially written off if the amortization period should be accelerated. In accordance with Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company assesses the recoverability of the intangibles based on undiscounted estimated future operating cash flows. As of December 31, 1996, the carrying value of the intangibles has been determined not to be impaired, and thus properly reflected in the attached statements.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           See Index on F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES
                None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                              Age          Position
-----                             ---          --------
Andrew E. Trolio                  67           President, Chief Executive
                                               Officer and Chairman of the Board
Michael A. Mulshine               57           Director and Secretary
James C. Sargent                  79           Director
David S. Hirsch                   61           Director
R. Barry Borden                   57           Director
Jack Pellicci                     49           Director
Laurence L. Osterwise             49           Chief Operating Officer
William C. Hubbard                41           Executive Vice President

All Directors hold office until the next annual meeting of the Shareholders of the Company and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the directors and executive officers have been as follows:

Andrew E. Trolio is Chairman of the Board, President and Chief Executive Officer of the Company. He founded the Company in 1972. From 1961 to 1971 he was President, Director and Founder of KDI Adtrol, Inc., a company which manufactured photo-optical recording and reading devices for motion picture cameras. He is also credited with several patents as inventor or co-inventor. Mr. Trolio is a Trustee of Cabrini College and has served as Chairman of the Finance and Audit Committee of SPIE and is currently a Fellow of the International Society of Optical Engineers.

Michael A. Mulshine has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. In addition, he is a Director of Environmental Tectonics Corporation, an AMEX traded company, and a Director of Vasco Corp., an OTC traded company. Mr. Mulshine received a BSEE degree from the Newark College of Engineering in 1961.

James C. Sargent, a Director of the Company since January 1992, is Counsel to the law firm of Opton, Handler, Gottleib, Feiler & Katz. He was previously a partner and counsel to Whitman & Ransom. He was Regional Administrator from 1955 to 1956, and Commissioner from 1956 to 1960, of the New York Regional Office of the Securities and Exchange Commission.

David S. Hirsch, a Director of the Company since January 1992, retired in 1991 from Wertheim Schroder & Co., Incorporated and its predecessor firms where he was a principal for over the last five years. Mr. Hirsch is also a director of Postal Buddy Corporation, Myers Holdings & F.W. Myers, and Reprise Capital Corp. He received a BA degree from Cornell University in 1957 and a MBA degree from Harvard University in 1959.

R. Barry Borden, a Director of the Company since June 1996, has founded and managed businesses in the computer hardware and software industry for the past 30 years. Since March 1996 he has served as Chairman and CEO of Mergent International, a supplier of software for data security on PC Desktops and enterprise wide networks. Since 1984, Mr. Borden has been President of LMA Group Inc., a general management consulting firm. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989 he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

Jack Pellicci, a Director of the Company since October 1996, is Oracle Corporation's Vice President of Strategy, Solutions and Marketing. Mr. Pellicci, a retired Brigadier General and graduate of the U.S. Military Academy at West Point, joined Oracle in 1992 after 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open GIS Consortium (OGC), an organization of over 70 commercial, governmental, and educational entities dedicated to open systems approaches to geoprocessing. He is the Vice Chairman of the High Performance Computing and Communications Consortium (HPCCC). In addition, he serves as Co-Chairman of the Armed Forces Communications and Electronics Association (AFCEA) International Technical Committee and is on the Board of Directors of AFCEA's Washington, DC Chapter.

Laurence L. Osterwise was appointed in October 1996 as Chief Operating Officer and President of Sedona GeoServices, Inc. It is expected that after an appropriate transition period that Mr. Osterwise will succeed as Chief Executive Officer of Scangraphics, Inc. Mr. Osterwise was most recently President of the $1.5+ billion Communication Division at General Instruments Corporation. Prior to joining General Instrument Corp. Mr. Osterwise spent 25 years with IBM Corporation, where he held positions as President of Production Industries, U.S. Vice President and Corporate Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and a MS in Computer Sciences from Syracuse University in 1973.

William C. Hubbard, has been an Executive Vice President of the Company since March 1996. He was a consultant for the Company in 1995. From 1991 to 1994, he was Vice President of Marketing for R & B, Inc., a manufacturer and distributor of replacement parts for automobiles, watercraft and trucks. Prior to joining
R & B, Inc., Mr. Hubbard spent 6 years with Giles & Ransome, Inc., the last 3 years in the capacity of Corporate Marketing Manager. He received a BA in Economics and Business from Rockford College in 1978.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1997 annual meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for the 1996 annual meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the 1997 annual meeting of Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 1 and 2 Financial Statements and Schedules.
See "Index to Financial Statements and Schedules" on F-1.

     (b) Reports on Form 8-K

          None filed in the last quarter of the period covered by this report.

     (c) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                3.1      Articles of incorporation (2) (Exhibit 3.1).

                3.2      Bylaws (2) (Exhibit 3.2).

                3.3      Amendment to Articles of Incorporation. (7)

                4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (5)

                4.2 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series A (1) (Exhibit 4.2).

                4.3 Specimen copy of stock certificate for shares of Class B Preferred Stock (1) (Exhibit 4.3).

                4.4      Restricted Common Stock Registration Rights
                         (1) (Exhibit 4.1).

                4.5      Form of Common Stock Warrant (1) (Exhibit 4.4).

                4.6 Form of Redeemable Common Stock Purchase Warrant and Subscription Agreement (1) (Exhibit 4.5).

                4.8 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series C. (7)

        **      10.1     Employment Contract - Andrew E. Trolio (1)
                         (Exhibit 10.1).

        **      10.2     Employment Contract - Anthony M. Trolio (1)
                         (Exhibit 10.4).

        **      10.4     Form of Common Stock Option (1) (Exhibit 10.6).

        **      10.5     SCAN-GRAPHICS, Inc. 1992 Long Term Incentive Plan
                         (3) (Exhibit 2.1 - Annex E).

                10.6 Facility Lease, 700 Abbott Drive, Broomall, PA (6) (Exhibit 10.6)

                10.7     Form of Selling Shareholder Agreement (4)
                         (Exhibit 10.2).

                10.8 Agreement between SCAN-GRAPHICS, Inc. and Howard L. Morgan and the ARCA Group, Inc. (5) (Exhibit 10.9)

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                10.9 Agreement between SCAN-GRAPHICS, Inc. and Michael A. Mulshine and Osprey Partners. (Exhibit 10.9)(6)

        *       10.9.1       Agreement between SCAN-GRAPHICS, Inc. and
                             Michael A. Mulshine and Osprey Partners.
                             (Exhibit 10.9.1)

        *       10.9.2       Agreement between SCAN-GRAPHICS, Inc. and
                             Michael A. Mulshine and Osprey Partners.
                             (Exhibit 10.9.2)

        *       10.9.3       Finders Fee Agreement between SCAN-GRAPHICS, Inc.
                             and Osprey Partners and C&F Global Enterprises.
                             (Exhibit 10.9.3)

        *       10.10        Facility Lease, 649 N. Lewis Road, Limerick, PA.
                             (Exhibit 10.10)

        *       10.10.1      Addendum to Facility Lease, 649 N. Lewis Road,
                             Limerick, PA. (Exhibit 10.10.1)

        *, **   10.11        Employment Contract - Laurence L. Osterwise
                             (Exhibit 10.11)

        *, **   10.12        Employment Contract - Richard L. Rex
                             (Exhibit 10.12)

        *, **   10.13        Employment Contract - Bruce Downing (Exhibit 10.13)

        *, **   10.14        Employment Contract - William Hubbard
                             (Exhibit 10.14)

        *       10.15        License Agreement between The Ohio State University
                             Research Foundation and Sedona GeoServices, Inc.
                             (Exhibit 10.15)

                23.1 Consent of BDO Seidman, LLP with respect to the registration statement on Form S-3 (33-47127). (Exhibit 23.1)

        *       23.2         Consent of BDO Seidman, LLP with respect to the
                             registration statement on Form S-3 (333-3719).
                             (Exhibit 23.2)

                25.1 Power of attorney (included on the signature page to this Form 10-K).

        *       27           Financial Data Schedule

--------------
        *       To be filed by Amendment.
        **      Executive Compensation Plans and Arrangements.

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

        (2) Filed as an Exhibit to the Company's Current report on Form 8-K dated June 15, 1992.

        (3) Filed as an Exhibit to the Registration Statement on Form 8-K, filed under the Securities Exchange Act of 1934, dated
                June 19, 1992.

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               (Continued)


        (4) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-47127) filed on July 2, 1992.

        (5) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as amended by Amendment No. 1 on Form 8 dated April 21, 1993.

        (6) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

        (7) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to the be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SCAN-GRAPHICS, INC.


March 31, 1997                                  /s/ Andrew E. Trolio
---------------                                 -------------------------------
DATE                                            ANDREW E. TROLIO
                                                CHIEF EXECUTIVE OFFICER


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

Signatures


BY /s/ Andrew E. Trolio                                Date March 31, 1997
  ----------------------------                              --------------
Andrew E. Trolio
Chairman of the Board of Directors,
President and Chief Executive Officer


BY /s/ Denis P. Kelly                                  Date March 31, 1997
  ----------------------------                              --------------
Denis P. Kelly
Director, Corporate Finance
(Principal Financial and Accounting Officer)


BY /s/ Michael A. Mulshine                              Date March 31, 1997
  -----------------------------                              --------------
Michael A. Mulshine
Director and Secretary



BY /s/ R. Barry Borden                                  Date March 31, 1997
  ------------------------------                             --------------
R. Barry Borden
Director


BY /s/ David S. Hirsch                                  Date March 31, 1997
  ------------------------------                             --------------
David S. Hirsch
Director


BY /s/ Jack Pellicci                                    Date March 31, 1997
  ------------------------------                             --------------
Jack Pellicci
Director



BY /s/ James C. Sargent                                 Date March 31, 1997
  ------------------------------                              --------------
James C. Sargent
Director

                               Scan-Graphics, Inc.
                                and Subsidiaries





                                    --------------------------------------------

                                     Report on Consolidated Financial Statements
                                    Years Ended December 31, 1996, 1995 and 1994

                                            Scan-Graphics, Inc. and Subsidiaries

                                                                        Contents
--------------------------------------------------------------------------------

Report of Independent Certified Public Accountants                                F-2

Consolidated financial statements
      Balance sheets as of December 31, 1996 and 1995                       F-3 - F-4
      Statements of operations for each of the three years
            in the period ended December 31, 1996                           F-5 - F-6
      Statements of stockholders' equity for each of the
            three years in the period ended December 31, 1996               F-7 - F-8
      Statements of cash flows for each of the three years in the
            period ended December 31, 1996                                 F-9 - F-10

Summary of significant accounting policies                                F-11 - F-13

Notes to consolidated financial statements                                F-14 - F-32

Financial statement schedule
      Schedule II - Valuation and qualifying accounts and
            reserves for each of the three years in the
            period ended December 31, 1996                                       F-33


--------------------------------------------------------------------------------

All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

Report of Independent Certified Public Accountants

Scan-Graphics, Inc.
  and Subsidiaries
Broomall, Pennsylvania

We have audited the accompanying consolidated balance sheets of Scan-Graphics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1995 and 1994 financial statements of Tangent Engineering, Inc., a wholly-owned subsidiary, which statements reflect total assets of $1,657,000 as of December 31, 1995, and total revenues of $3,023,000 and $2,631,000 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tangent Engineering, Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scan-Graphics, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




                                                               BDO SEIDMAN, LLP
Philadelphia, Pennsylvania
February 27, 1997

                                            Scan-Graphics, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
                                 (In Thousands, Except Share and Per Share Data)

--------------------------------------------------------------------------------



December 31,                                                       1996            1995
-------------------------------------------------------------------------------------------

Assets

Current
  Cash                                                          $   1,081        $    189
  Accounts and notes receivable, less allowance
    for doubtful accounts of $189 and $46                             844             991
  Inventories                                                       1,174           1,454
  Prepaid expenses and other current assets                            91              66
-------------------------------------------------------------------------------------------


Total current assets                                                3,190           2,700
-------------------------------------------------------------------------------------------


Property and equipment,
  less accumulated depreciation and amortization                      864             757
-------------------------------------------------------------------------------------------


Other assets
  Software purchased, less accumulated amortization                     -             556
  Other non-current assets                                             38              71
-------------------------------------------------------------------------------------------


Total other assets                                                     38             627
-------------------------------------------------------------------------------------------


                                                                $   4,092        $  4,084
===========================================================================================


                                            Scan-Graphics, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
                                 (In Thousands, Except Share and Per Share Data)

--------------------------------------------------------------------------------

December 31,                                                            1996              1995
--------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current
  Accounts payable and accrued expenses                            $        617        $     959
  Loans payable, related parties                                              -               59
  Notes payable, officers                                                     -              259
  Dividend payable                                                          368              158
  Deferred revenue                                                          237              157
  Current maturities, capital lease obligation                              102               87
  Current maturities of long-term debt                                       62               69
--------------------------------------------------------------------------------------------------


Total current liabilities                                                 1,386            1,748
--------------------------------------------------------------------------------------------------


Long-term debt, less current maturities                                     107              182
Capital lease obligation, less current maturities                            43               43
Deferred revenue                                                              -                6
--------------------------------------------------------------------------------------------------


Stockholders' equity
  Class B preferred stock, par value $0.01
    Authorized 2,000,000 shares
    No outstanding shares                                                     -                -
  Class A preferred stock
    Authorized 1,000,000 shares
    Outstanding 500,000 shares (Series A), par value $2.00                1,000            1,000
    Outstanding 125,000 shares (Series C), par value $10.00               1,250            1,250
  Common stock, par value $0.001
    Authorized 50,000,000 shares
    Outstanding 14,780,766 and 10,188,812 shares                             15               10
  Additional paid-in capital                                             15,295            8,677
  Deficit                                                               (13,323)          (8,832)
  Notes receivable, related parties                                      (1,681)               -
--------------------------------------------------------------------------------------------------


Total stockholders' equity                                                2,556            2,105
--------------------------------------------------------------------------------------------------


                                                                   $      4,092        $   4,084
==================================================================================================




    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Operations
                                 (In Thousands, Except Share and Per Share Data)

--------------------------------------------------------------------------------

Year ended December 31,                                           1996           1995             1994
----------------------------------------------------------------------------------------------------------
Revenues
  Sales                                                       $   4,935        $  4,866        $   4,734
  License and royalty fees                                          125             121              333
----------------------------------------------------------------------------------------------------------

Total revenues                                                    5,060           4,987            5,067

Cost of goods sold (including rent expense to a
  related party of $48 in each year)                              4,013           3,247            2,190
----------------------------------------------------------------------------------------------------------

Gross profit                                                      1,047           1,740            2,877
----------------------------------------------------------------------------------------------------------

Expenses
  Research and development                                          744             582              783
  Sales and marketing (including rent expense to a
    related party of $29 in each year)                            1,665           1,388            1,360
  General and administrative (including related
    party amounts of $19, $26 and $19, respectively)              2,263             985            1,641
----------------------------------------------------------------------------------------------------------

Total expenses                                                    4,672           2,955            3,784
----------------------------------------------------------------------------------------------------------

(Loss) before other (expense) income                             (3,625)         (1,215)            (907)
----------------------------------------------------------------------------------------------------------

Other (expense) income
  Litigation legal fees                                            (179)              -              (42)
  Interest expense (including related party
    amounts of $23, $10 and $3, respectively)                      (432)            (44)             (35)
  Other expenses                                                    (86)            (27)             (30)
  Interest income                                                    51               2                5
  Other income                                                        -              47              120
----------------------------------------------------------------------------------------------------------

Total other (expense) income                                       (646)            (22)              18
----------------------------------------------------------------------------------------------------------

                                                             Scan-Graphics, Inc.

                                           Consolidated Statements of Operations
                                 (In Thousands, Except Share and Per Share Data)

--------------------------------------------------------------------------------

Year ended December 31,                                  1996            1995             1994
--------------------------------------------------------------------------------------------------
(Loss) before income taxes                           $   (4,271)       $ (1,237)       $    (889)

Income taxes                                                  -               -                -
--------------------------------------------------------------------------------------------------

Net (loss)                                               (4,271)         (1,237)            (889)

Preferred dividends                                        (220)           (158)            (120)
--------------------------------------------------------------------------------------------------

Balance, applicable to common stock                  $   (4,491)       $ (1,395)       $  (1,009)
==================================================================================================

Net (loss) per common share                          $     (.39)       $   (.14)       $    (.10)
==================================================================================================

Weighted average number of common
  shares outstanding                                 11,490,332       9,872,327        9,718,812
==================================================================================================



    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                             Scan-Graphics, Inc.

                                 Consolidated Statements of Stockholders' Equity
                                               (In Thousands, Except Share Data)

--------------------------------------------------------------------------------

                                                      Class B Preferred    Class A Preferred    Class A Preferred
                                                             Stock           Stock Series A       Stock Series C
                                                       -----------------   -----------------     -----------------
                                                       Shares     Amount    Shares    Amount      Shares   Amount
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                               700     $    7    500,000   $ 1,000           -    $   -

Conversion of preferred stock to common stock            700         (7)         -         -           -        -
Issuance of common stock                                   -          -          -         -           -        -
Preferred stock dividends declared and payable             -          -          -         -           -        -
Net loss, year ended December 31, 1994                     -          -          -         -           -        -
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                 -          -    500,000     1,000           -        -

Issuance of preferred stock Class A,
  Series C                                                 -          -          -         -     125,000    1,250
Exercise of common stock options                           -          -          -         -           -        -
Exercise of common stock warrants                          -          -          -         -           -        -
Expenses incurred related to issuance of
  preferred stock and common stock                         -          -          -         -           -        -
Preferred stock dividends                                  -          -          -         -           -        -
Net loss, year ended December 31, 1995                     -          -          -         -           -        -
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                 -          -    500,000     1,000     125,000    1,250

Issuance of stock warrants -
  convertible debt                                         -          -          -         -           -        -
Stock warrants/options issued
  for consulting services                                  -          -          -         -           -        -
Exercise of common stock
  options/warrants - stock subscription                    -          -          -         -           -        -
Conversion of debt into common stock                       -          -          -         -           -        -
Exercise of common stock options                           -          -          -         -           -        -
Exercise of common stock warrants                          -          -          -         -           -        -
Expenses incurred related to issuance
  of convertible debt                                      -          -          -         -           -        -
Expenses incurred related to
  issuance of common stock                                 -          -          -         -           -        -
Preferred stock dividends                                  -          -          -         -           -        -
Net loss, year ended December 31, 1996                     -          -          -         -           -        -
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                 -     $    -    500,000   $ 1,000     125,000   $1,250
-------------------------------------------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                               (In Thousands, Except Share Data)

--------------------------------------------------------------------------------

                                                                                                                            Notes
                                                           Common Stock               Additional                         Receivable,
                                                     -----------------------           Paid-In                             Related
                                                     Shares           Amount           Capital             (Deficit)        Party
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                          9,718,742         $   10       $     8,303       $     (6,428)      $        -

Conversion of preferred stock to common stock              70              -                 -                  -                -
Issuance of common stock                                    -              -                 -                  -                -
Preferred stock dividends declared and payable              -              -                 -               (120)               -
Net loss, year ended December 31, 1994                      -              -                 -               (889)               -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                          9,718,812             10             8,303             (7,437)               -

Issuance of preferred stock Class A,
  Series C                                                  -              -                 -                  -                -
Exercise of common stock options                      185,000              -               296                  -                -
Exercise of common stock warrants                     285,000              -               157                  -                -
Expenses incurred related to issuance of
  preferred stock and common stock                          -              -               (79)                 -                -
Preferred stock dividends                                   -              -                 -               (158)               -
Net loss, year ended December 31, 1995                      -              -                 -             (1,237)               -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                         10,188,812             10             8,677             (8,832)               -

Issuance of stock warrants -
  convertible debt                                          -              -               270                  -                -
Stock warrants/options issued
  for consulting services                                   -              -               283                  -                -
Exercise of common stock
  options/warrants - stock subscription             1,099,300              1             1,680                  -           (1,681)
Conversion of debt into common stock                2,259,056              2             3,105                  -                -
Exercise of common stock options                      264,222              1               330                  -                -
Exercise of common stock warrants                     969,376              1             1,309                  -                -
Expenses incurred related to issuance
  of convertible debt                                       -              -              (300)                 -                -
Expenses incurred related to
  issuance of common stock                                  -              -               (59)                 -                -
Preferred stock dividends                                   -              -                 -               (220)               -
Net loss, year ended December 31, 1996                      -              -                 -             (4,271)               -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                         14,780,766         $   15       $    15,295       $    (13,323)      $   (1,681)
====================================================================================================================================



    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)

--------------------------------------------------------------------------------

Year ended December 31,                                        1996               1995             1994
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                 $   (4,271)       $    (1,237)       $    (889)
  Adjustments to reconcile net loss to net
    cash (used) in operating activities
      Depreciation and amortization                               344                679              479
      Write-off of purchased software                             556                  -                -
      Consulting expense                                          283                  -                -
      Interest expense                                            270                  -                -
      Provision for losses on accounts receivable                 143                 12               43
      (Gain) loss on sale and disposition of assets                23                  1              (90)
      Decrease in deferred income taxes                            34                  -                -
      Consulting fees                                               -                  -               10
      Decrease (increase) in
        Accounts receivable                                         3                 74             (303)
        Inventories                                               280               (391)            (218)
        Prepaid expenses and other current assets                 (55)                10                -
        Other non-current assets                                   30                 27                5
      Increase (decrease) in
        Accounts payable and accrued expenses                    (335)               111              335
        Accrued bonuses                                             -               (400)             400
        Deferred revenue                                           74               (120)              90
-----------------------------------------------------------------------------------------------------------


Net cash (used) in operating activities                        (2,621)            (1,234)            (138)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of property and equipment                             (553)              (129)            (120)
  Capitalized trademark and patent costs                           (4)               (10)             (13)
  Proceeds from sale of property and equipment                    228                  -              104
-----------------------------------------------------------------------------------------------------------

Net cash (used) in investing activities                          (329)              (139)             (29)
-----------------------------------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)

--------------------------------------------------------------------------------

Year ended December 31,                                      1996               1995             1994
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from issuance of convertible debt             $    3,100        $         -        $       -
  Payment of preferred dividends                                (10)                 -                -
  Proceeds from loans payable, officers                           -                  -              148
  Payment against loans payable, officer                        (59)              (108)             (28)
  Proceeds from notes payable, officers                          25                387                -
  Payment of notes payable, officers                           (284)              (207)             (58)
  Payment of long-term debt                                     (82)               (70)             (34)
  Payment of capital lease obligation                          (130)               (81)             (58)
  Payment of expenses, stock issuance                           (59)               (79)               -
  Payment of expenses, convertible debt                        (300)                 -                -
  Proceeds from issuance of preferred stock                       -              1,050                -
  Proceeds from exercise of common
    stock warrants/options                                    1,641                444                -
  Proceeds from issuance of long-term debt                        -                  -              281
---------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                     3,842              1,336              251
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                892                (37)              84

Cash and cash equivalents, at beginning of year                 189                226              142
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of year                $    1,081        $       189        $     226
---------------------------------------------------------------------------------------------------------



    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

Description of Business

Scan-Graphics, Inc. designs, manufactures and markets a comprehensive line of automated imaging products and related software.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries, Tangent Engineering, Inc., Sedona, Inc. and Technology Resource Center, Inc. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method for financial reporting and income tax purposes over the estimated useful lives of the respective assets.

Revenue Recognition

Revenue from product sales is recognized at the time the equipment is shipped. Revenue from non-contract maintenance services is recorded as performed. Deferred revenue from maintenance contracts is recognized over the service period of the contract. Revenue from royalty and licensing agreements is recorded when earned.

Research and Development Costs and Software Production Costs

Costs incurred in the research and development of the Company's products are expensed as incurred. Software production costs (once product is considered feasible and a working model or detail design is completed) are capitalized and amortized by using the greater of the ratio of actual current revenue recognized over the total estimated revenue, or the straight-line method over the estimated useful lives of the products, not to exceed five years.

Software Purchased

Software purchased is stated at cost. Amortization is computed by using the greater of the ratio of actual current revenue recognized over the total estimated revenue, or the straight-line method over the estimated useful lives of the products, not to exceed five years.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

Loss Per Share

Loss per common share is computed by dividing net loss, adjusted for preferred dividend requirements, by the weighted average number of common shares outstanding. Common stock equivalents are not included in the loss per share computation because they are antidilutive.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. At December 31, 1996, the Company had bank deposits which exceeded federally insured limits by approximately $957. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. Although the Company has a diversified client base, its customers consist primarily of distributors, governmental agencies and large corporate entities.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts and notes receivable, accounts payable, accrued liabilities and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the underlying instruments are at variable rates which are repriced frequently. The remaining long-term debt is based on quoted market prices or where quoted market prices are not available on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences and tax loss and credit carryforwards. A valuation allowance is established to reduce deferred tax assets if some, or all, of such deferred tax assets are not likely to be realized.

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

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

1.  Business Combinations

On December 29, 1995, 1,000,000 common shares of Scan-Graphics, Inc. were issued in exchange for all the outstanding common shares of Tangent Engineering, Inc. ("Tangent"), primarily a manufacturer of document imaging color scanners. The acquisition was accounted for as a pooling of interests. Accordingly, Tangent's operating results are included in the financial statements for all periods presented.

On July 28, 1995, the Company acquired all of the outstanding common stock of Sedona GeoServices, Inc. of Pennsylvania ("Sedona") and the rights to their software in exchange for warrants to purchase up to 1,210,000 shares of the Company's common stock at an exercise price of $1.00 per share. Sedona has the exclusive rights to certain "Geographic Information System" software, which, although requiring additional development, is expected to reach technological feasibility in 1997. Warrants to purchase 160,000 shares vested immediately, and the balance will vest as cumulative revenues from future sales of the software reach levels specified in the acquisition agreement. As of December 31, 1996, those levels had not been attained. Warrants which do not vest within five years from the date of acquisition will be canceled. On July 28, 1995, the market price for the Company's common stock was $1.78, but the fair value of the warrants was considered to be insignificant.

2.  Inventories

Inventories are summarized as follows:

December 31,                                           1996              1995
--------------------------------------------------------------------------------


Raw materials                                       $     523         $     625
Work-in-process                                           263               353
Finished goods                                            388               476
--------------------------------------------------------------------------------

                                                    $   1,174         $   1,454
--------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


3.   Property and Equipment

Major classes of property and equipment consist of the following:

December 31,                                         1996               1995
--------------------------------------------------------------------------------

Equipment under capital lease                     $      415          $     269
Machinery and equipment                                2,492              2,267
Furniture and fixtures                                   110                 97
Automobiles and trucks                                    12                 46
Leasehold improvements                                    94                 76
Software                                                 253                198
--------------------------------------------------------------------------------
                                                       3,376              2,953
Less accumulated depreciation
  and amortization                                     2,512              2,196
--------------------------------------------------------------------------------

                                                  $      864           $    757
================================================================================

Depreciation and amortization expense was $344 in 1996, $457 in 1995 and $317 in 1994.

4.  Other Assets

Software purchased is summarized as follows:

December 31,                                   1996                     1995
--------------------------------------------------------------------------------

Capitalized software purchased                $ 695                   $    695
Less accumulated amortization                   695                        139
--------------------------------------------------------------------------------

                                              $   -                   $    556
--------------------------------------------------------------------------------

In 1996, the carrying amount of the Company's software purchased was determined to be impaired based on an analysis of the products undiscounted estimated future operating cash flows. Therefore, the remaining amount of $556 was written off and recorded in cost of goods sold.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

Amortization expense was $139 for the year ended December 31, 1995. The Company had no amortization expense for the year ended December 31, 1996 and 1994.

5.  Long-Term Debt

Long-term debt consists of the following:

December 31,                                      1996              1995
--------------------------------------------------------------------------------
Note payable, payable in monthly
installments of $6, including interest
at 8.75% through July 1999. The
note payable is collateralized by
equipment.                                       $ 169            $  225

Other                                                -                26
--------------------------------------------------------------------------------
                                                   169               251
Less current maturities                             62                69
--------------------------------------------------------------------------------

Long-term debt                                   $ 107            $  182
================================================================================

As of December 31, 1996, long-term debt matures as follows:

           1997                                    $ 62
           1998                                      68
           1999                                      39

6.  Capital Lease Obligation

At December 31, 1996 and 1995, equipment with a net book value of $165 and $129, respectively has been capitalized under capital leases.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

Future minimum annual lease payments under capitalized leases are summarized as follows:

Year ending December 31,
--------------------------------------------------------------------------------

1997                                          $ 115
1998                                             34
1999                                             12
--------------------------------------------------------------------------------

Total minimum lease payments                    161
Less amount representing interest                16
--------------------------------------------------------------------------------

                                                145
Less current maturities                         102
--------------------------------------------------------------------------------

                                              $  43
================================================================================


7.  Stockholders' Equity

Class B Preferred Stock

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

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

The Class A Series A preferred shares pay quarterly dividends at the rate of twelve percent (12%) per annum, have cumulative rights and have a liquidation preference at the par value of the preferred shares. Each share is convertible at the election of the holder into one share of common stock at any time. Each holder has the same right to vote each share on all corporate matters as the holder of one share of common stock.

The Class A Series C preferred shares pay quarterly dividends at the rate of eight percent (8%) per annum, have cumulative rights and have a liquidation preference for the par value of the preferred shares. Each share is convertible at the election of the holder after twenty-four months from date of issue into shares of common stock at a 50% discount from the "Market Price" (closing bid price for the day) average for the twenty trading days preceding notice of conversion, but not less than $.50 per share or more than $2.50 per share of common stock. The Company has the right to force conversion to common stock upon thirty days written notice after thirty-six months from date of issue. Each share of Class A, Series C represents twenty (20) shares of common stock in voting power in matters brought before the shareholders.


Common Stock

On December 29, 1995, the Company issued 1,000,000 shares for all the shares outstanding of Tangent Engineering, Inc. in a pooling of interests business combination (see Note 1).

In connection with a $3,100 private placement purchase agreement in March 1996, the Company sold 62 units of convertible debentures. Each unit consisted of a $50, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The notes and any accrued interest were convertible within one year at a price per share equal to the lesser of $3.00 or 65% of the average closing bid price for the five days preceding conversion which was determined, based on an appraisal, to reflect estimated fair value of the common stock at the date of the transaction.

The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share. The warrants had an estimated, based on an appraisal, fair value of $270,000. This amount was

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

reflected as a debt discount. Upon the conversion of the notes to stock (see below), this amount was charged to interest expense within the 1996 statement of operations. As of December 31, 1996, 542,841 of the 1,200,010 "A" warrants were exercised.

During the second and third quarters of 1996, all of the debentures, plus $7 in accrued interest, were converted into 2,259,056 shares of common stock.

During December 1996, 260,000 stock options and 839,300 stock warrants were exercised for $366 and $1,315, respectively, by certain officers and directors of the Company in exchange for promissory notes and promissory demand notes. The notes bear an interest rate of 8.25%. The promissory notes, together with accrued interest, have maturity dates ranging from July 1998 through January 2003. The loans are secured by 839,300 shares of the Company's common stock. Company intends to collect all amounts under these notes. The promissory demand notes, together with accrued interest, were paid in full during February and March 1997.

Dividends Declared

During 1996, the Board of Directors declared preferred dividends on the Company's Class A Series A and Series C preferred stock payable on a quarterly basis as due. Dividends for 1996 totalled $220.

During 1995, the Board of Directors declared preferred dividends on the Company's Class A Series A and Series C preferred stock payable on a quarterly basis as due. Dividends for 1995 totalled $158. $10 of the accrued dividends was paid during 1996.

During 1994, the Board of Directors declared preferred dividends on the Company's Class A Series A and Series C preferred stock payable on a quarterly basis as due. Dividends for 1994 totalled $120 of which all were paid during 1995.

Options and Warrants

Long-Term Incentive Plan

On June 12, 1992, at the Company's Annual Meeting, the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted common stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

stockholders. The shares related to the unexercised or undistributed portion of any terminated, expired or forfeited award will also be made available for distribution in connection with future grants under the Plan.

The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and non-qualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002.

Options outstanding under the Long-Term Incentive Plan have been granted to officers, directors and employees to purchase common stock at prices ranging from $.47 to $3.50 per share and expiring between December 31, 1997 and December 31, 2006. All options were granted at market prices.
Transactions under this plan were as follows:

                                                      Exercise          Weighted
                                                    Price Range         Average
                                       Shares        Per Share           Price
--------------------------------------------------------------------------------


   Outstanding at
        December 31, 1993             173,888           $  .78          $   2.15
                                                            to
                                                          2.25

   Canceled or expired                (20,000)            1.03              1.03

   Granted                            320,000              .50               .74
                                                            to
                                                           .78
--------------------------------------------------------------------------------

    Outstanding at
          December 31, 1994          473,888               .50              1.24
                                                            to
                                                          2.25

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                                          Exercise      Weighted
                                                         Price Range    Average
                                           Shares         Per Share      Price
--------------------------------------------------------------------------------

 Canceled or expired                     (130,000)       $    .50        $1.30
                                                               to
                                                             2.00

 Granted                                  490,000             .47         1.18
                                                               to
                                                             2.50

 Exercised                               (125,000)            .47         1.11
                                                               to
                                                             1.81
--------------------------------------------------------------------------------

 Outstanding at
    December 31, 1995                     708,888             .47        1.21
                                                               to
                                                             2.50

 Granted                                  782,643            2.00        2.89
                                                               to
                                                             3.50

 Exercised                               (127,222)            .47        1.04
                                                               to
                                                             2.50
--------------------------------------------------------------------------------

 Outstanding at
  December 31, 1996                     1,364,309             .47        2.20
                                                               to
                                                             3.50
--------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


Nonqualified Stock Option Plan

As indicated in the previous pages, a Long-Term Incentive Plan was approved on June 12, 1992. Prior to the inception of the Plan, there were options to purchase 450,000 common shares outstanding. Options under the Nonqualified Stock Option Plan have been granted to officers of the Company to purchase common stock at prices ranging from $1.34 to $1.81.
Transactions under the plan were as follows:

                                                     Exercise        Weighted
                                                    Price Range      Average
                                       Shares        Per Share        Price
--------------------------------------------------------------------------------


      Outstanding at
        December 31,
        1993 and 1994                  450,000       $   1.34       $   1.30
                                                           to
                                                         1.81

      Exercised                        (60,000)          1.34           1.34
--------------------------------------------------------------------------------


      Outstanding at
        December 31, 1995              390,000           1.34           1.46
                                                           to
                                                         1.81

      Exercised                       (390,000)          1.34           1.46
                                                           to
                                                         1.81
--------------------------------------------------------------------------------

      Outstanding at
         December 31, 1996                -              -               -
================================================================================

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

                                                    Exercise           Weighted
                                    Option         Price Range          Average
                                    Shares          Per Share           Price
--------------------------------------------------------------------------------


Exercisable at year-end - qualified stock options

1994                                473,888         $.50 to $2.25      $  1.24
1995                                708,888         $.47 to $2.50      $  1.21
1996                                984,309         $.47 to $3.00      $  2.03

                                   1992 Plan
                                   ---------
Available for future grant
1994                                526,112
1995                                166,112
1996                               (616,531)

As of December 31, 1996, the Company over issued stock options under their 1992 plan. Subject to shareholder approval, the Company intends to amend its Long-Term Incentive Plan and increase the number of options available for future grants by 2,000,000.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                          Ranges                         Total
                                       -----------------------------------------       --------

Range of exercise prices               $    .47         $   1.38       $    3.00       $    .47
                                             to               to              to             to
                                           1.00             2.50            3.50           3.50

Outstanding Options

Number outstanding at
      December 31, 1996                 425,000          271,666         667,643      1,364,309

Weighted average remaining
      contractual life (years)              2.8              3.4             6.7            5.6

Weighted average
      exercise price                      $ .86         $   2.21        $   3.05     $     2.20

Exercisable Options


Number outstanding at
      December 31, 1996                 385,000          181,666         417,643        984,309


Weighted average
      exercise price                      $ .87           $ 2.07        $   3.07     $     2.03

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

Warrants

Warrants outstanding have been granted to officers, directors, stockholders and others to purchase common stock at prices ranging from $.38 to $4.00 per share and expiring between May 5, 1997 and December 31, 2001. All warrants were granted at market prices. Transactions under the plan were as follows:

                                                        Exercise        Weighted
                                                      Price Range       Average
                                     Shares           Per Share          Price
--------------------------------------------------------------------------------

Warrants outstanding at
      December 31, 1993           1,525,892           $    .50          $   1.48
                                                            to
                                                          2.10

Warrants granted                    125,000                .38               .38
--------------------------------------------------------------------------------

Warrants outstanding at
      December 31, 1994           1,650,892                .38              1.40
                                                            to
                                                          2.10

Warrants granted                  2,546,500                .44              1.68
                                                            to
                                                          3.00

Warrants exercised                 (285,000)               .44              1.01
                                                            to
                                                          2.10
--------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

                                                       Exercise      Weighted
                                                     Price Range     Average
                                    Shares            Per Share       Price
--------------------------------------------------------------------------------


Warrants outstanding at
      December 31, 1995           3,912,392           $   .38       $   1.61
                                                           to
                                                         3.00

Canceled or expired                (510,000)             1.00           2.57
                                                           to
                                                         3.00

Granted                           3,396,010              1.31           2.68
                                                           to
                                                         4.00

Exercised                        (1,808,676)              .50           1.45
                                                           to
                                                         2.10
--------------------------------------------------------------------------------

Outstanding at
      December 31, 1996           4,989,726               .38           2.30
                                                           to
                                                         4.00
--------------------------------------------------------------------------------


During 1995, the Company issued 2,546,500 stock warrants. 1,210,000 stock warrants were issued in connection with the Sedona acquisition (see Note 1). The remaining warrants of 1,336,500 were issued in lieu of compensation for various employment contracts. The warrants were issued at fair market value and vest over time.

During 1996, the Company issued 3,396,010 stock warrants. 2,400,020 stock warrants were issued in connection with the convertible debt (see Note 7 - common stock). The remaining warrants of 995,990 were issued at fair market value and vest over time. Of the 995,990 stock warrants, 374,999 were issued to non-employees for certain consulting contracts and 620,991 were issued to employees in lieu of compensation. The 1996 statement of operations reflects a charge of $283,000 for non-employee stock warrants and options.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


In January and February, 1997, 884,399 of stock warrants were exercised resulting in the issuance of 884,399 common shares, of which 637,509 shares related to the previously mentioned convertible debt "A" warrants.

                                                        Exercise        Weighted
                                      Warrant         Price Range        Average
                                      Shares           Per Share          Price
--------------------------------------------------------------------------------

Exercisable at year-end
1994                                1,650,892        $.38 to $2.10      $   1.40
1995                                1,961,088        $.38 to $3.00      $   1.73
1996                                3,236,294        $.38 to $4.00      $   2.58

The following table summarizes information about stock warrants outstanding at December 31, 1996:


                                                         Ranges                        Total
                                      -----------------------------------------      --------
                                      $     .38        $   1.31       $    2.63      $     .38
                                             to              to              to             to
Range of exercise prices                   1.00            2.38            4.00           4.00

Outstanding Warrants

Number outstanding at
      December 31, 1996               1,544,057       1,045,664       2,400,005      4,989,726

Weighted average remaining
      contractual life (years)              3.1             2.9             3.0            3.0

Weighted average
      exercise price                    $   .91          $ 1.49      $     3.54     $     2.30

Exercisable Warrants

Number outstanding at
      December 31, 1996                 499,517         889,664       1,847,113      3,236,294

Weighted average
      exercise price                      $ .77          $ 1.40      $     3.64     $     2.58

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


The Company is obligated to purchase 334,000 options and 620,908 warrants from two (2) officers and seven (7) employees of the Company in the event of change of control of the Company or termination of employment for breach of contract or convenience at a cash purchase price equal to the amount of the aggregate fair market value of the shares, less the aggregate option/warrant price of such shares. As of December 31, 1996, the market value exceeded the aggregate option/warrant price by approximately $3.3 million.

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995. The Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25, for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividends paid for all years; expected volatility of 35%; risk-free interest rates range from 5.25% to 7.81%; and expected lives range from .77 to 10.00 years. Had compensation cost for the Company's employee stock options and warrants been determined based on the fair value at the grant date for such awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


pro forma amounts indicated below:

Year ended December 31,                  1996                      1995
--------------------------------------------------------------------------------

Net (loss)
      As reported                      $ (4,271)                $ (1,237)
      Pro forma                        $ (5,121)                $ (1,711)

(Loss) per share
      As reported                      $   (.39)                $   (.14)
      Pro forma                        $   (.46)                $   (.19)
--------------------------------------------------------------------------------


9.    Revenues from Major Customers

The Company had one customer during the years ended December 31, 1996 and 1995 which accounted for more than 10% or more of the Company's total sales revenue. Total revenues for this one customer amounted to 14% in 1996 and 15% in 1995. The Company had no customers with sales greater than 10% in 1994.

A summary of domestic and export sales and gross profits for the years ended December 31, 1996 and 1995 are as follows:

                                                                     1996
--------------------------------------------------------------------------------

                                  Total            Domestic         Export
--------------------------------------------------------------------------------


Revenues                        $ 5,060            $  3,760       $  1,300

Cost of sales                     4,013               3,207            806
------------------------------------------------------------------------------

Gross profit                    $ 1,047            $    553       $    494
------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

                                                                    1995
--------------------------------------------------------------------------------

                                  Total            Domestic        Export
--------------------------------------------------------------------------------

Revenues                        $ 4,987           $  3,825         $ 1,162

Cost of sales                     3,247              2,777             470
--------------------------------------------------------------------------------


Gross profit                    $ 1,740           $  1,048         $   692
--------------------------------------------------------------------------------


                                                                     1994
--------------------------------------------------------------------------------

                                 Total             Domestic         Export
--------------------------------------------------------------------------------


Revenues                        $ 5,067           $   4,105        $   962

Cost of sales                     2,190               1,975            215
--------------------------------------------------------------------------------


Gross profit                    $ 2,877           $   2,130        $   747
--------------------------------------------------------------------------------


Exports were sold into Western and Eastern Europe, Asia, Middle East and South America regions.

10.  Litigation Settlements

On August 15, 1996, the Company filed suit for patent infringement against two competitors. The defendants filed a counterclaim against the Company, requesting that the patents be found invalid. The Company plans to vigorously litigate the matter. The case is presently in the discovery stage, with the trial not scheduled before 1998. No provision has been made in the accompanying financial statements related to this uncertainty.

On November 20, 1995, an action was commenced against the Company seeking damages in excess of $117, for alleged fraud and breach of contract. On February 8, 1996, the Company answered the complaint, denying entitlement to recovery of any monies and counter-claiming for breach of contract and fraud. On January 8, 1997, this action was settled at minimal expense to the Company, and that expense was reflected within the 1996 statement of operations.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


During 1995, an action was filed against the Company through the International Arbitration Tribunal in Paris, France, claiming amounts due and damages for the Company's alleged failure to perform its obligations under a March 30, 1990 agreement. The Company filed an answer to the complaint on February 26, 1996, asserting loss of profits from failure by the plaintiff to forward sales orders for parts, maintenance and software. A $90 provision has been made in the accompanying financial statements related to this uncertainty.

11.   Related Party Transactions

The Company leases its principal office and one of its manufacturing facilities from a corporation which is owned by the chief executive officer of the Company. This operating lease, which continues through August 31, 1997 with an option to renew for an additional two years, provides for the payment of an annual base rental of $96 and excess real estate taxes. Rent expense charged to operations was $96 for each of the years ended December 31, 1996, 1995 and 1994.

The Company incurred consulting and commission fees, and out-of-pocket expenses of $259, $73 and $390 for the years ended December 31, 1996, 1995 and 1994, respectively, to a company owned by a director of the Company. Commissions, plus out-of-pocket expenses, were incurred for investment banking type services and other agreed-upon duties provided to the Company.

The Company issued stock warrants to purchase 170,000 shares of the Company's common stock to directors of the Company for services rendered during 1996. The warrants were issued with an exercise price of $3.00 per share, expiring through April 30, 2001 and immediately vesting upon issuance. Of the 170,000 warrants, 20,000 were issued at an exercise price below the Company's market value. As of December 31, 1996, none of these warrants were exercised.

12.   Profit-Sharing Plan

A subsidiary of the Company has a qualified profit sharing/401(k) plan (the
Plan) available to all eligible employees. Contributions to the 401(k) portion of the Plan are matched by the Company equal to 100% of voluntary contributions by individual participants, limited to 3% of the individual participant's annual pay. Annual profit sharing contributions to the Plan are at the discretion of the Board of Directors.

The total amount charged to operations under the plan was $35, $83 and $92 for the years ended December 31, 1996, 1995, and 1994, respectively.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

13.   Commitments and Contingencies

The Company has employment agreements with certain key employees which expire at various dates through December 1998. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors. The commitment for future salaries at December 31, 1996 is $563 for 1997, $350 for 1998 and $375 for 1999.

In addition, the Company will be obligated to pay one to two years of annual salary to certain officers and employees of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. The aggregate potential severance pay at December 31, 1996 was $940.

The Company is obligated under a royalty agreement to make future minimum payments as follows:

Year ended December 31,
--------------------------------------------------------------------------------

      1997                                      $   210
      1998                                          220
      1999                                          220
      2000                                          220
      2001                                          220
      Thereafter                                    110
--------------------------------------------------------------------------------

                                                $ 1,200
================================================================================

14.   Income Taxes

At December 31, 1996, the Company has accumulated, for federal and state income tax purposes, net operating loss carryforwards and federal tax credit carryforwards. These carryforwards are generally available for use by the Company through the indicated expiration dates.

                                       Approximate            Expiration
Description                               Amount                Dates
--------------------------------------------------------------------------------

Net operating loss carryforwards         $ 11,700             1999-2009
Investment tax credit carryforwards            25             1997-2000
Research credit carryforwards                 230             2000-2010

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


Approximately $5.2 million of deferred tax assets arising primarily from net operating loss and tax credit carryovers have been offset by a $5.2 million valuation allowance.

15. Supplemental Disclosures of Cash Flow Information

Year ended December 31,                   1996          1995           1994
--------------------------------------------------------------------------------
Cash paid during the year
      for interest                       $ 166          $  45         $  32
Cash paid during the year
      for income taxes                       -             10            10
Noncash investing and
      financing activities
      are as follows
       Conversion of debentures
         into common stock                3,107             -             -
       Issuance of common stock
         in exchange for notes
         receivable, related party        1,681             -             -
       Declaration of preferred
         stock cash dividend                210           158            120
       Capitalized lease obligations
         incurred to lease new
         equipment                          146             -              -
       Preferred stock Series C
         issued in lieu of payment
         of preferred dividends               -           200              -
       Transfer of inventory to equip-
         ment in fixed assets                 -           137            180
       Transfer of equipment in
         fixed assets to inventory
         upon termination of lease            -            50              -
       Purchase of a vehicle through
         a note payable                       -            33              -
       Exchange of scanning and
         copying equipment for
         software rights                      -             -             90

                                            Scan-Graphics, Inc. and Subsidiaries

       Consolidated Schedule II - Valuation and Qualifying Accounts and Reserves
                                                                  (In Thousands)

--------------------------------------------------------------------------------


Column A                                       Column B                 Column C                  Column D          Column E
------------------------------------------------------------------------------------------------------------------------------


                                              Balance at        Charged to       Charged                             Balance
                                              Beginning         Costs and        to Other        Reductions            at End
Description                                   of Period          Expenses        Accounts        - Describe         of Period
------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996
  Allowance for doubtful accounts               $   46           $   155         $     -          $   12(A)          $   189


Year ended December 31, 1995
  Allowance for doubtful accounts               $  275           $    12         $                $  241(A)          $    46


Year ended December 31, 1994
  Allowance for doubtful accounts               $  273           $    43         $     -          $   41(A)          $   275


---------------
(A)  Accounts receivable written-off.