Form 10-K/A
period 1996-12-31
SCAN GRAPHICS INC
filed 1997-05-09
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 02549

                                   FORM 1O-K
                                  AMENDMENT 1


_X_ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 3l, 1996 or
___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                         Commission file number 0-15864
                                                -------


                              SCAN-GRAPHICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                      95-4091769
  -------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


       700 Abbott Drive, Broomall, PA                          19008
  ----------------------------------------                   ---------
  (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, (including area code) 610-328-1040
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock. par value $.001 Per share
                     ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
          ---
The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of February 28, 1997 was $55,317,613.

The number of shares of the registrant's Common Stock issued and outstanding as of February 28, 1997 was 15,665,165 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.


This amendment to the 1996 Scangraphics, Inc. Form 10-K is filed to incorporate the Financial Data Schedule and related exhibits which should have been submitted with our original filing.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. AND REPORTS ON FORM  8-K

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

          3.3       Amendment to Articles of Incorporation. (7)

          4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (5)


          4.2 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series A (1) (Exhibit 4.2).


          4.3 Specimen copy of stock certificate for shares of Class B Preferred Stock (1) (Exhibit 4.3).


          4.4       Restricted Common Stock Registration Rights (l)
                    (Exhibit 4.1).

          4.5       Form of Common Stock Warrant (l) (Exhibit 4.4).

          4.6 Form of Redeemable Common Stock Purchase Warrant and Subscription Agreement (l) (Exhibit 4-5).

          4.8 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series C. (7)

      **  lO.1      Employment Contract - Andrew E. Trolio (1) (Exhibit 10.l).

      **  10.2      Employment Contract - Anthony M. Trolio (1) (Exhibit 10.4).

      **  10.4      Form of Common Stock Option (1) (Exhibit 10.6).

      **  10.5      SCAN-GRAPHICS, Inc. 1992 Long Term Incentive Plan (3)
                    (Exhibit 2.1 - Annex E).

          10.6      Facility Lease, 700 Abbott Drive, Broomall, PA (6)
                    (Exhibit 10.6).

          10.7      Form of Selling Shareholder Agreement (4) (Exhibit 10.2).

          10.8 Agreement between SCAN-GRAPHICS, Inc. and Howard L. Morgan and the ARCA Group, Inc. (5) (Exhibit 10.9).

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
                    (Exhibit 10.10.1)

      *,**10.11     Employment Contract - Laurence L. Osterwise (Exhibit 10.11)

      *,**10.12     Employment Contract - Richard L. Rex (Exhibit 10.12)

      *,**10.13     Employment Contract - Bruce Downing (Exhibit 10.13)

      *,**10.14     Employment Contract - William Hubbard (Exhibit 10.14)

      *   10.15     License Agreement between The Ohio State University Research
                    Foundation and Sedon GeoServices, Inc. (Exhibit 10.15)

          23.1 Consent of BDO Seidman, LLP With respect to the registration statement on Form S-3 (33-47127) (Exhibit 23.1)

      *   23.2      Consent of BDO Seidman, LLP with respect to the registration statement on Form S-3 (333-3719). (Exhibit 23.2)

          25.1 Power of attorney (included on the signature page to this Form 10-K).

      *   27        Financial Data Schedule.

      *             Filed herewith.

      **            Executive Compensation Plans and Arrangements.

(1) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Amendment No. 1 on Form 8 dated June 12, 1992 and Amendment No 2 on Form 8 dated July 27, 1992.

(2) Filed as an Exhibit to the Company's Current report on Form 8-K dated June 15,1992.

(3) Filed as an Exhibit to the Registration Statement on Form 8-K, filed under the Securities Exchange Act of 1934, dated June 19, 1992.

ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCAN-GRAPHICS, INC.

May 5, 1997                                 /s/ Andrew E. Trolio
-----------                                 -----------------------------------
Date                                        Andrew E. Trolio
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Andrew E. Trolio, Chairman of the Board of Directors, President and Chief Executive officer, his true and lawful attorney-in-fact, in his name, place and stead, to execute and caused to be filed with the Securities and Exchange Commission, any or all amendments to this report.

Signatures

By /s/ Andrew E. Trolio                                        Date May 5, 1997
--------------------------------------------                        -----------
Andrew E. Trolio
Chairman of the Board of Directors,
President and Chief Executive Officer


By /s/ Denis P. Kelly                                          Date May 5, 1997
--------------------------------------------                        -----------
Denis P. Kelly
Director, Corporate Finance
{Principal Financial and Accounting Officer)


By /s/ Michael A. Mulshine                                     Date May 5, 1997
--------------------------------------------                        -----------
Michael A. Mulshine
Director and Secretary


By /s/ R. Barry Borden                                         Date May 5, 1997
--------------------------------------------                        -----------
R. Barry Borden
Director


By /s/ David S. Hirsch                                         Date May 5, 1997
--------------------------------------------                        -----------
David S. Hirsch
Director


By /s/ Jack Pellicci                                           Date May 5, 1997
--------------------------------------------                        -----------
Jack Pellicci
Director


By /s/ James C. Sargent                                        Date May 5, 1997
--------------------------------------------                        -----------
James C. Sargent
Director