Form 10-Q
period 1997-03-31
SCAN GRAPHICS INC
filed 1997-05-14
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

               700 ABBOTT DRIVE, BROOMALL, PENNSYLVANIA 19008-4373
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


     15,692,387 shares of common stock were outstanding as of March 31, 1997

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES



                                      INDEX


PART I. FINANCIAL INFORMATION                                             PAGE
-----------------------------                                             ----

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         March 31, 1997 and December 31, 1996                            3 -  4

         Consolidated Statements of Operations --
         Three months ended March 31, 1997 and 1996                      5


         Consolidated Statements of Cash Flow --
         Three months ended March 31, 1997 and 1996                      6

         Notes to Financial Statements --
         March 31, 1997                                                   7 - 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9 - 10


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                   11


SIGNATURE PAGE                                                           12
--------------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)


                                                   MARCH 31,        DECEMBER 31,
                                                     1997               1996
                                                   --------         ------------
ASSETS
------

CURRENT ASSETS:
---------------

      Cash and cash equivalents                     $   896            $ 1,081
      Accounts receivable, less
         allowance for doubtful accounts of
         $196 and $189                                  727                844
      Inventories                                     1,301              1,173
      Prepaid expenses and other current
          assets                                        131                 91
                                                    -------            -------

             TOTAL CURRENT ASSETS                   $ 3,055            $ 3,189
                                                    -------            -------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                     903                865

OTHER ASSETS:

      Other Non-Current Assets                           79                 38
                                                    -------            -------


             TOTAL OTHER ASSETS                     $    79            $    38
                                                    -------           --------

             TOTAL ASSETS                           $ 4,037            $ 4,092
                                                    -------            -------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    1997                1996
                                                                                  --------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
--------------------
    Accounts payable and accrued expenses                                       $    796              $    617
    Dividend payable                                                                 222                   368
    Deferred revenue                                                                 229                   237
    Current maturities, capital lease obligation                                      54                   102
    Current maturities of long term debt                                              63                    62
                                                                                --------              --------

               TOTAL CURRENT LIABILITIES                                        $  1,364              $  1,386
                                                                                --------              --------


LONG-TERM DEBT, less current maturities                                               90                   107

Capital lease obligation, less current maturities                                     35                    43
                                                                                --------              --------

                    TOTAL LONG TERM DEBT                                        $    125              $    150
                                                                                --------              --------

STOCKHOLDERS' EQUITY

     Class A preferred stock
       Authorized 1,000,000 shares,
       Outstanding 500,000 shares (Series A),
       par value $2.00                                                             1,000                 1,000

        Outstanding 125,000 shares
      (Series C), par value $10.00                                                 1,250                 1,250

     Common stock, par value $0.001
       Authorized 50,000,000 shares
       Outstanding 15,692,387 shares at
       March 31, 1997 and 14,780,766
       shares at December 31, 1996                                                    16                    15
     Additional paid-in capital                                                   16,351                15,295
     Deficit                                                                     (14,656)              (13,323)
     Notes Receivable, Related Parties                                            (1,413)               (1,681)
                                                                                ---------             --------


               TOTAL STOCKHOLDERS' EQUITY                                          2,548                 2,556
                                                                                 -------              --------

               TOTAL LIABILITIES & STOCKHOLDER EQUITY                           $  4,037              $  4,092
                                                                                --------              --------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                         1997                1996
                                                                         ----                ----

SALES                                                                  $   933             $ 1,227
LICENSE AND ROYALTY FEES                                                    25                  10
                                                                       -------             -------

         Total revenues                                                $   958             $ 1,237


COST OF GOODS SOLD                                                         880                 653
                                                                       -------             -------

GROSS PROFIT                                                                78                 584

EXPENSES:
      Research and development                                             202                 242
      Sales and marketing                                                  478                 367
      General and administrative                                           613                 514
                                                                       -------             -------

                  Total operating expenses                               1,293               1,123

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                            (1,215)               (539)

OTHER INCOME                                                                53                   -
Other Expense                                                             (117)                (21)

                  Total other income (expense)                             (64)                (21)

NET INCOME (LOSS) BEFORE INCOME TAX                                     (1,279)               (560)

INCOME TAX                                                                   -                   -

NET INCOME (LOSS)                                                        (1,279)               (560)

PREFERRED DIVIDENDS                                                        (55)                (30)

BALANCE APPLICABLE TO COMMON STOCK                                      (1,334)               (590)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                                             (.09)               (.06)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                                    15,495,257          10,331,750


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands except share and per share data)

                                                                                 THREE MONTHS    THREE MONTHS
                                                                                     1997             1996
                                                                                 ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                $  (1,279)       $   (560)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                                                           91             177
  (Increase) decrease in notes and
    accounts receivable                                                                  118             (14)
  (Increase) decrease in inventories                                                    (128)            (42)
  (Increase) decrease in other current assets                                            (40)            (35)
  (Increase) decrease in other assets                                                    (41)              8
  Increase (decrease) in accounts payable
      and accrued expenses                                                               180              63
  Increase (decrease) in deferred revenue                                                 (8)            222

     Total adjustments                                                                   172             379

  Net cash provided (used) by operating
      activities                                                                      (1,107)           (181)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (130)            (76)
  Capitalized trademarks & patents                                                         -             (10)

  Net Cash (used) in investing activities                                               (130)            (86)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                            (16)              -
  Payment of preferred dividends                                                        (201)              -
  Payment of loans payable - officers                                                      -              (6)
  Payment of capital lease obligations                                                   (56)              -
  Proceeds from issuance of notes payable                                                  -           1,995
  Proceeds from exercise of common stock
    warrants/options                                                                   1,408             252
  Payment of Expenses, Stock Issuance                                                    (71)              -
  Repurchase of subsidiary stock                                                         (12)              -

  Net cash provided (used) by financing activities                                     1,052           2,241

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                                                  (185)          1,974

CASH AND CASH EQUIVALENTS,
      at beginning of year                                                             1,081             189

CASH AND CASH EQUIVALENTS,
      at March 31                                                                        896           2,163




                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                 (In Thousands except share and per share data)

Note #1

In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at March 31, 1997 and the results of operations for the periods indicated. The operating results for the periods are not necessarily indicative of results to be expected.

Note #2  Inventories:
         ------------

                  Inventories at March 31, 1997 and December 31, 1996
                  consist of the following:
                                                    March 31,       December 31,
                                                    1997            1996
                                                    ---------       ------------
                  Raw materials                     $  643          $  523
                  Work-in-process                      299             263
                  Finished products                    359             388
                                                    ------          ------
                                                    $1,301          $1,174
                                                    ------          ------


Note #3  Property and Equipment:
         -----------------------

                  Property and equipment consists of:

                                                    March 31,       December 31,
                                                    1997            1996
                                                    ---------       ------------
                  Equipment under capital lease     $  390          $  415
                  Machinery & Equipment              2,628           2,492
                  Furniture & Fixtures                 126             110
                  Autos & Trucks                        12              12
                  Leasehold Improvements                99              94
                  Software                             254             253
                                                    ------          ------
                                                    $3,509          $3,376
                  Less accumulated
                   depreciation and amortization     2,605           2,512
                                                    ------          ------

                  Net Fixed Assets                  $  904          $  864
                                                    -------         ------



Note #4  Commitments and Contingencies:
         ------------------------------

                  The Company will be obligated to pay one to two years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event, the aggregate potential severance pay at March 31, 1997 is $880.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                 (In Thousands except share and per share data)



Note #5  Long-Term Debt:
         ---------------

                  Long-term debt consists of the following:

                                                    March 31,       December 31,
                                                    1997            1996
                                                    ---------       ------------
                  Note Payable, payable in monthly
                  installments including interest
                  at 8.75% through July 1999. This
                  note payable is non-recourse to
                  the Company, is based upon the
                  credit standing of a customer of
                  the Company and is further
                  collateralized by the
                  equipment.                        $  153          $  169

                  Less current maturities               63              62
                                                    ------          ------
                  Long-term debt                    $   90          $  107


                  As of March 31, 1997, long-term debt matures as follows:

                                                     1997    $46
                                                     1998    $68
                                                     1999    $39


Note #6  Stockholders' Equity
         --------------------

                  During the first quarter 1997, one director, one officer, employees, and one consultant exercised common stock options and warrants resulting in 169,457 shares of common stock issued.

                  During the first quarter 1997, the remaining holders of "A" warrants issued in connection with a $3,100 private placement in March 1996 exercised and 637,809 common shares were issued.

                  During the first quarter 1997, 5,000 common stock options and 18,000 common stock warrants were issued to employees of the Company.

Note #7  Supplemental Disclosures of Cash Flow Information:
         --------------------------------------------------

                                                       March 31,       March 31,
                                                       1997            1996
                                                       ---------       ---------
                  Cash paid during year for
                   interest                            $    8          $   13
                                                       ------          ------

                  Non-cash financing activities
                     are as follows:

                   Declaration of preferred
                     stock cash dividend               $   55          $   30
                                                       ------          ------


                  Preferred Subscriptions Receivable   $   50          $  -0-
                                                       ------          ------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)

Liquidity and Capital Resources (In Thousands except share and per share data)

At March 31, 1997, cash and cash equivalents decreased to $896, a $185 decrease compared to the December 31, 1996 amount of $1,081. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of March 31, 1997, the cash flows from operating activities resulted in a net use of cash of $1,107. This use of cash was primarily due to the Company's significant additions of executive management in Corporate, Sedona GeoServices and the Scanner Division. Also, all three business units continue to add technical and sales personnel in order to increment and/or initiate revenue.

As of March 31, 1997, the cash flows from investing activities resulted in a net use of cash of $130. The use of cash was due primarily to purchases of equipment and fixtures at Sedona's new Limerick, PA facility.

As of March 31, 1997, the cash flows from financing activities resulted in net cash provided by financing activities of $1,052. The increase in cash provided was due to the exercise of common stock options and warrants by directors, officers, employees and investors involved in the March 1996 convertible debenture private placement.

In connection with a $5,200 private placement of its securities in April 1997, the Company offered for sale 52 units, each of which consisted of a $100, 7% convertible note due April 1999, and one warrant to purchase 17,308 shares of common stock of the Company at an exercise price of $4 per share for a period of three (3) years. The notes and any accrued interest are convertible within two
(2) years at a price per share equal to the lesser of $7.00 or the applicable percentage of the average closing sales price (90%, minus 1% for each full $.20 by which the conversion price for such conversion is greater than $4.00) of the Company's common stock during the last five trading days prior to conversion. If the conversion price is less than $4.00, a 10% discount to the closing bid price for the 5 days prior to conversion is required.

In conjunction with this financing the Company has entered into a consulting agreement with a New York investment capital firm, and will issue 2,100,000 warrants on the same terms as the individual investors participating in the $5,200 private placement.

The Company believes that proceeds from the private placement and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1997.

Results of Operations (In Thousands except share and per share data)

Net Revenue for the three months ended March 31, 1997 decreased to $958, a 22.6% decrease compared to the three months ended March 31, 1996, amount of $1,237. Revenue in excess of 10% of revenue to one customer accounted for approximately 43.8% of net revenue for the three months ended March 31, 1997 (three customers), compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 18.2% of net revenue for the three months ended March 31, 1996.

Gross Margin percentages at March 31, 1997 and 1996 were 8.1% and 47.2% of revenue, respectively. A delay in the introduction of the new monochrome scanner line and a delayed 1997 release of Department of Defense funding involving the Tangent color scanner products in the early part of the first quarter have resulted in lower revenues.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)


Research and development expense as a percentage of revenue increased to 21.1% of revenue at March 31, 1997 compared to 19.1% of revenue at March 31, 1996. While the percentage increase is due to reduced first quarter sales in 1997 as opposed to 1996, the Company continues to invest its resources in the development of geospatial and imaging software and state-of-the-art, cost competitive scanners. In an actual expense comparison, research and development expenses decreased at March 31, 1997, compared to March 31, 1996 by $40.

Sales and Marketing expense as a percentage of revenue increased to 49.9% of sales at March 31, 1997 compared to 29.7% at March 31, 1996. This increase was due to lower revenue and increased headcount at Sedona GeoServices and the new Reston, VA sales office.

General and Administrative expense for the first quarter 1997 was 64.0% of revenue compared to 41.6% at March 31, 1996. These increases were anticipated with the hiring of new exeuctive management in each subsidiary.

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


         Item 1 - Legal Proceedings - None

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of
                  Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8K - None



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

         (19)     Previously unfiled documents.
                  None

         (20)     Report(s) furnished to security holders.
                  None

         (23) Published report regarding matters submitted to vote of security holders.
                  None

         (24)     Consents of experts and counsel.
                  None

         (25)     Power of attorney.
                  None

         (28)     Additional exhibits.
                  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                            SCAN-GRAPHICS, INC.



DATE:     May 14, 1997                      /S/     Laurence L. Osterwise
     ----------------------                 -----------------------------------
                                            Laurence L. Osterwise
                                            President & Chief Executive Officer



DATE:     May 14, 1997                      /S/     Denis P. Kelly
     ----------------------                 ----------------------------
                                            Denis P. Kelly
                                            Director, Corporate Finance
                                            (Principal Financial and
                                            Accounting Officer)