Form 10-Q
period 1997-06-30
SCAN GRAPHICS INC
filed 1997-08-08
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


Commission File Number 0-15864
                       -------


                               SCAN-GRAPHICS, INC.
                         -------------------------------
             (exact name of registrant as specified in its charter)

      PENNSYLVANIA                                     95-4091769
      ------------                                     ----------
 (State of Incorporation)                   (IRS Employer Identification No.)

             649 NORTH LEWIS ROAD, LIMERICK, PENNSYLVANIA    19468-1234
               ----------------------------------------      ----------
               (Address of principal executive offices)      (Zip Code)

                                  610-495-3003
                                  ------------
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     15,898,054 shares of common stock were outstanding as of June 30, 1997

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES



                                      INDEX


PART I. FINANCIAL INFORMATION                                          PAGE


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         June 30, 1997 and December 31, 1996                           3 - 4

         Consolidated Statements of Operations --
         Three months  and six months ended
         June 30, 1997 and 1996                                        5 - 6

         Consolidated Statements of Cash Flow --
         Six months ended
         June 30, 1997 and 1996                                            7

         Notes to Financial Statements --
         June 30, 1997                                                8 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                       11 - 12


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                               13 - 14

SIGNATURE PAGE                                                            15

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)


                                                       JUNE 30,     DECEMBER 31,
                                                         1997           1996
                                                       --------     ------------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                        $  4,197       $ 1,081
      Accounts receivable, less
         allowance for doubtful accounts of
         $180 and $189                                      975           844
      Inventories                                         1,448         1,174
      Prepaid expenses and other current
          assets                                            220            91
                                                       --------       -------

             TOTAL CURRENT ASSETS                      $  6,840       $ 3,190
                                                       --------       -------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                         998           864

OTHER ASSETS:
      Other Non-Current Assets                               83            38
                                                       --------       -------


             TOTAL OTHER ASSETS                        $     83       $    38
                                                       --------       -------

             TOTAL ASSETS                              $  7,921       $ 4,092
                                                       --------       -------


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                        JUNE 30,    DECEMBER 31,
                                                          1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses               $    806     $    617
    Dividend Payable                                         264          368
    Deferred revenue                                         230          237
    Current maturities, capital lease obligation              31          102
    Current maturities of long term debt                      64           62
                                                        --------     --------

               TOTAL CURRENT LIABILITIES                $  1,395     $  1,386
                                                        --------     --------

LONG TERM LIABILITIES

    Notes Payable                                       $  5,200         --
    Capital lease obligation, less current maturities         27           43
    Long-term debt, less current maturities                   74          107
                                                        --------     --------


               TOTAL LONG TERM DEBT                     $  5,301     $    150
                                                        --------     --------

STOCKHOLDERS' EQUITY

     Class A convertible preferred stock
        authorized 1,000,000 shares, stock
        outstanding 500,000 shares
       (Series A), par value $2.00                         1,000        1,000

   Class A convertible preferred
        stock outstanding 125,000 shares
       (Series C), par value $10.00                        1,020        1,250

     Common stock, par value $0.001 Authorized
        50,000,000 shares Outstanding
        15,898,054 shares at June 30, 1997
        and 14,780,766 shares at December 31, 1996            16           15
     Additional paid-in capital                           16,601       15,295
      Notes receivable related parties                    (1,334)      (1,681)
      Deficit                                            (16,078)     (13,323)
                                                        --------     --------

               TOTAL STOCKHOLDERS' EQUITY                  1,225        2,556
                                                        --------     --------

                                                        $  7,921     $  4,092
                                                        --------     --------

                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)


                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                     1997             1996
                                                     ----             ----

SALES                                            $      1,321    $      1,160
LICENSE AND ROYALTY FEES                                    3              17
                                                 ------------    ------------

         Total revenues                          $      1,324    $      1,177


COST OF GOODS SOLD                                        866             533
                                                 ------------    ------------


GROSS PROFIT                                              458             644

EXPENSES:
      Research and development*                           324             270
      Sales and marketing*                                648             412
      General and administrative*                         810             351

                  Total operating expenses              1,782           1,033

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                           (1,324)           (389)

OTHER INCOME                                               55              15
Other Expense*                                           (112)           (266)
                                                 ------------    ------------

                  Total other income (expense)            (57)           (251)

NET INCOME (LOSS) BEFORE INCOME TAX                    (1,381)           (640)

INCOME TAX                                               --              --

NET INCOME (LOSS)                                      (1,381)           (640)

PREFERRED DIVIDENDS                                       (41)            (30)

BALANCE APPLICABLE TO COMMON STOCK                     (1,422)           (670)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                            (.09)           (.06)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                   15,612,644      10,745,346

                 See accompanying notes to financial statements.
                          *See Management's Discussion

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                      1997             1996
                                                      ----             ----

SALES                                            $      2,255    $      2,388
LICENSE AND ROYALTY FEES                                   27              27
                                                 ------------    ------------

         Total revenues                          $      2,282    $      2,415


COST OF GOODS SOLD                                      1,746           1,186
                                                 ------------    ------------


GROSS PROFIT                                              536           1,229

EXPENSES:
      Research and development*                           526             513
      Sales and marketing*                              1,125             778
      General and administrative*                       1,424             865
                                                 ------------    ------------

                  Total operating expenses              3,075           2,156

NET OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                           (2,539)           (927)

OTHER INCOME                                              108              16
Other Expense*                                           (229)           (289)
                                                 ------------    ------------

                  Total other income (expense)           (121)           (273)

NET INCOME (LOSS) BEFORE INCOME TAX                    (2,660)         (1,200)

INCOME TAX                                               --              --

NET INCOME (LOSS)                                      (2,660)         (1,200)

PREFERRED DIVIDENDS                                       (96)            (60)

BALANCE APPLICABLE TO COMMON STOCK                     (2,756)         (1,260)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Primary                                            (.18)           (.12)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                   15,612,644      10,745,346

                 See accompanying notes to financial statements.
                          *See Management's Discussion

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands except share and per share data)

                                                   SIX MONTHS  SIX MONTHS
                                                      1997       1996
                                                      ----       ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                 $(2,660)   $(1,200)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                         196        290
  (Increase) decrease in notes and
    accounts receivable                                (131)        95
  (Increase) decrease in inventories                   (275)      (166)
  (Increase) decrease in other current assets          (129)      (324)
  (Increase) decrease in other assets                   (45)        17
  Increase (decrease) in accounts payable
      and accrued expenses                              189       (215)
  Increase (decrease)in deferred revenue                 (7)       216

     Total adjustments                                 (202)       (87)

  Net cash provided (used) by operating
      activities                                     (2,862)    (1,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (321)       (95)
  Capitalized trademarks & patents                       (8)       (14)

  Net Cash (used) in investing activities              (329)      (109)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                           (30)      --
  Payment of preferred dividends                       (201)      --
  Payment of loans payable-officers                    --          (59)
  Payment of notes payable-officers                    --         (259)
  Payment of capital lease obligations                  (87)      --
  Proceeds from issuance of notes payable             5,200      3,100
  Proceeds from exercise of common stock
    warrants/options                                  1,161        289
  Proceeds from subscription receivables                347       --
  Payment of expenses, stock issuance                   (71)      --
  Repurchase of subsidiary stock                        (12)      --

  Net cash provided(used) by financing activities     6,307      3,071

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                3,116      1,675

CASH AND CASH EQUIVALENTS,
      at beginning of year                            1,081        189

CASH AND CASH EQUIVALENTS,
      at June 30                                      4,197      1,864


                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED JUNE 30, 1997 (In
                   Thousands except share and per share data)

Note #1

In the opinion of management all adjustments are of a normal recurring nature and have been made to present fairly its financial position at June 30, 1997 and the results of operations for the periods indicated. The operating results for the periods are not necessarily indicative of results to be expected.

Note #2 Inventories:

        Inventories at June 30, 1997 and December 31, 1996 consist of the following:
                                           June 30      December 31,
                                            1997           1996
                                           -------      ------------
        Raw materials                      $  557         $  523
        Work-in-process                       338            263
        Finished products                     553            388
                                           ------         ------
                                           $1,448         $1,174
                                           ------         ------


Note #3 Property and Equipment:

        Property and equipment consists of:

                                                    June 30,       December 31,
                                                      1997             1996
                                                    --------       ------------
         Equipment under capital lease               $  415           $  415
         Machinery & Equipment                        2,776            2,492
         Furniture & Fixtures                           140              110
         Autos & Trucks                                  12               12
         Leasehold Improvements                          99               94
         Software                                       256              253
                                                     ------           ------
                                                     $3,698           $3,376
         Less accumulated
          depreciation and amortization               2,700            2,512
                                                     ------           ------

         Net Fixed Assets                            $  998           $  864
                                                     ------           ------

Note #4 Commitments and Contingencies:

        The Company will be obligated to pay one to two years of annual salary to certain officers and employees of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event, the aggregate potential severance pay at June 30, 1997 is $1,060.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                 (In Thousands except share and per share data)

Note #5 Long-Term Liabilities:

        Notes payable consist of $5,200 in convertible debentures issued under Regulation D Exemption to a private investment group which mature in May and June 1999. Interest accrues at 7% per annum and is convertible into the Company's common stock on the same terms as the note principal or, at the Company's option, payable in cash quarterly.

        Conversion price of the debentures is determined using the average of the closing bid prices five days prior to conversion. The debentures (principal and interest) are convertible into the Company's common stock at the lower of $7.00 per share conversion price, or if the conversion price is less than $4.00, at a 10% discount to the average closing bid price for the five days prior to conversion. If the conversion is greater than $4.00, but less than $7.00, the discount is increased by 1% for every $.20 increase in the conversion price.

        The Company has the right to force conversion in one-third increments of the warrants (if unexercised) if the stock price exceeds $8.00, $10.00, and $12.00, respectively, for any thirty days over a period of forty-five days. Otherwise, the warrants expire at the end of such period.

        Long-term debt consists of the following:


                                                                         June 30,         December 31,
                                                                           1997               1996
                                                                         --------         ------------
        Note Payable, payable in monthly installments including
        interest at 8.75% through July 1999. This note payable is
        non-recourse to the Company, is based upon the credit standing of a customer of the Company and is further
        collateralized by the equipment.                                   $  138            $  169

        Less current maturities                                                64                62
                                                                           ------            ------
        Long-term debt                                                     $   74            $  107


        As of June 30, 1997, long-term debt matures as follows:

                                  1997      $31
                                  1998      $68
                                  1999      $39

        At June 30, 1997, equipment with a net book value of $105 has been capitalized under capital leases.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                 (In Thousands except share and per share data)

Note #6 Stockholders' Equity

        During the second quarter 1997, one officer, one employee, and one consultant exercised common stock options and warrants resulting in 28,334 shares of common stock issued.

        In conjunction with the convertible debenture financing detailed in Note 5, the Company has issued 3,000,016 common stock warrants to the private placement group exercisable at $4.00 and expiring June 1, 2001.

        During the second quarter 1997, 200,000 and 50,000 common stock warrants were issued to a sales consultant and an officer of the Company. Common stock options of 345,000 were issued to officers, employees and consultants of the Company during the second quarter.


Note #7 Supplemental Disclosures of Cash Flow Information:

                                                            June 30,   June 30,
                                                              1997       1996
                                                              ----       ----
        Cash paid during year for
         interest                                            $   19     $   31
                                                              -----     ------

        Non-cash financing activities are as follows:

        Declaration of preferred
         stock cash dividend                                 $  109     $   60
                                                             ------     ------


        Subscriptions Receivable                             $    8     $  -0-
                                                             ------     ------

        Conversion of Notes Payable to
         Common stock                                        $   -0-    $  500
                                                             -------    ------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)

Liquidity and Capital Resources (In Thousands except share and per share data)

At June 30, 1997, cash and cash equivalents increased to $4197, a $3116 increase compared to the December 31, 1996 amount of $1,081. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of June 30, 1997, the cash flows from operating activities resulted in a net use of cash of $2,862. This use of cash was primarily due to the Company's significant additions of executive management in Corporate, Sedona GeoServices and Tangent Imaging Systems (formerly the Scanner Division). Also, all three business units continued in the second quarter to add technical and sales personnel in order to identify market opportunities and generate revenue.

As of June 30, 1997, the cash flows from investing activities resulted in a net use of cash of $329. The use of cash was due primarily to purchases of equipment and fixtures at Sedona's new Limerick, PA facility ($263).

As of June 30, 1997, the cash flows from financing activities resulted in net cash provided by financing activities of $6,307. The increase in cash was provided by a $5,200 convertible debt infusion and the exercise of common stock options and warrants by directors, officers, employees and investors involved in the March 1996 convertible debenture private placement ($1,161).

In connection with a $5,200 private placement of its securities in April 1997, the Company offered for sale 52 units, each of which consisted of a $100, 7% convertible note due May or June 1999, and one warrant to purchase 17,308 shares of common stock of the Company at an exercise price of $4.00 per share for a period of four (4) years. The notes and any accrued interest are convertible within two (2) years at a price per share equal to the lesser of $7.00 or the applicable percentage of the average closing sales price (90%, minus 1% for each full $.20 by which the conversion price for such conversion is greater than $4.00) of the Company's common stock during the last five trading days prior to conversion. If the conversion price is less than $4.00, a 10% discount to the closing bid price for the 5 days prior to conversion is required.

In conjunction with this financing the Company has entered into a consulting agreement with a New York investment capital firm, and has issued 2,100,000 warrants on the same terms as the individual investors participating in the $5,200 private placement.

The Company believes that proceeds from the private placement and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1997.

Results of Operations (In Thousands except share and per share data)

Net Revenue for the three months ended June 30, 1997 increased to $1,324, a 12.5% increase compared to the three months ended June 30, 1996, amount of $1,177. Revenue in excess of 10% of revenue to one customer accounted for approximately 45.4% of net revenue for the three months ended June 30, 1997 (three customers), compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 21.9% of net revenue for the three months ended June 30, 1996.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)

Results of Operations(In Thousands except share and per share data) Continued

Net Revenue for the six months ended June 30, 1997 decreased to $2,282, a 5.5% decrease compared to the six months ended June 30, 1996, amount of $2,415. Revenue in excess of 10% of revenue to one customer accounted for approximately 32.6% (two customers) of net revenue for the six months ended June 30, 1997, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 10.7% of net revenue for the six months ended June 30, 1996.

Gross Margin percentages for the three months ended June 30, 1997 and 1996 were 34.6% and 54.7% of revenue, respectively.

Gross Margin percentages for the six months ended June 30, 1997 and 1996 were 23.5% and 50.9% of revenue, respectively.

Research and development expense as a percentage of revenue increased to 24.5% of revenue for the three months ended June 30, 1997 compared to 22.9% of revenue at June 30, 1996. Research and development expense as a percentage of revenue increased to 23.0% of revenue for the six months ended June 30, 1997 compared to 21.2% of revenue at June 30, 1996. While a large percentage of sales, Sedona GeoServices has substantially incremented its engineering staff in the third quarter and the scanner operations continue with higher costs in relation to current sales with the recent introduction of the new CF 1300 unit. Software imaging product development continues. On an actual expense comparison, research and development expenses increased for the six months ended June 3, 1997, compared to June 30, 1996, by only $13.

Sales and Marketing expense as a percentage of revenue increased to 48.9% of sales for the three months ended June 30, 1997 compared to 35% at June 30, 1996. Sales and marketing expenses as a percentage of revenue increased to 49.3% of revenue for the six months ended June 30, 1997, compared to 32.2% at June 30, 1996. The Company has hired numerous sales and marketing personnel in all three business units to pursue market opportunities.

General and Administrative expense for the second quarter 1997 was 61.2% of revenue compared to 29.8% at June 30, 1996. General and Administrative expense for the six months ended June 30, 1997 was 64.2% of revenue compared to 35.8% at June 30, 1996. The full impact of those new executives hired in the fourth quarter of 1996 has now been realized.

It is the management's objective to drive revenues with the increased managerial, technical and sales staff recruited.

The lease for the Broomall, PA manufacturing facility expires August 31, 1997. In anticipation of this, and in order to reduce overhead costs, the Company's corporate offices and the Technology Resource Centers relocated to the Limerick, PA facility in July, utilizing 5,000 square feet of additional space. The manufacturing of monochrome scanners now takes place in 3,000 square feet of leased space in Doylestown, PA.

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

                  None

         (10)     Material Contracts:
                  Exhibit 10.1 - Employment Agreement of Colin Matthews Sedona GeoServices, Inc., President

         (11)     Statement re: computation of per share earnings.
                  Not applicable

         (15)     Letter re:  unaudited financial information.
                  Not applicable

         (18)     Letter re:  change in accounting principles.
                  Not applicable

         (19)     Report(s) furnished to security holders.

                  None

         (22) Published report regarding matters submitted to vote of security holders.

                  Proposal No. 1
                  In Election of Directors to terms expiring in 1997:

                                                                                    WITHHELD/
                                                 FOR                AGAINST          ABSTAIN
                                                 ---                -------         ---------
                  Andrew E. Trolio            16,705,542             10,920           31,716
                  R. Barry Borden             16,705,542             10,840           31,716
                  David S. Hirsch             16,705,542             11,040           31,716
                  Michael A. Mulshine         16,705,542             13,340           31,716
                  Laurence L. Osterwise       16,705,542             17,920           31,716
                  Jack A. Pellicci            16,705,542             10,340           31,716
                  James C. Sargent            16,705,542             24,840           31,716

                  Proposal No. 2
                  Approval of adoption of amendments to the 1992 Long-Term Incentive Plan:

                                                   WITHHELD/
                    FOR             AGAINST        ABSTAIN
                    ---             -------        ---------
                  9,052,713         267,045         62,735

                  Proposal No. 3
                  To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the current year:

                                                   WITHHELD/
                     FOR            AGAINST        ABSTAIN
                     ---            -------        --------
                  16,597,047        24,286         125,775


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


Thereunto duly authorized.


                                                    SCAN-GRAPHICS, INC.



DATE:     August 7, 1997                              /S/ Laurence L. Osterwise
     ----------------------                          --------------------------
                                                     Laurence L. Osterwise
                                                     President



DATE:     August 7, 1997                              /S/ Denis P. Kelly
     ----------------------                          -------------------
                                                     Denis P. Kelly
                                                     Director, Corporate Finance
                                                     (Chief Accounting Officer)