Form 10-Q
period 1997-09-30
SCAN GRAPHICS INC
filed 1997-11-13
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

             649 NORTH LEWIS ROAD, LIMERICK, PENNSYLVANIA 19468-1234
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  610-495-3003
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES _X_    NO ___


   17,029,835 shares of common stock were outstanding as of September 30, 1997

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES



                                      INDEX


PART I. FINANCIAL INFORMATION                                              PAGE


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
           September 30, 1997 and December 31, 1996                        3 - 4

         Consolidated Statements of Operations --
           Three months and Nine months ended
           September 30, 1997 and 1996                                     5 - 6

         Consolidated Statements of Cash Flows --
           Nine months ended September 30, 1997 and 1996                       7

         Notes to Financial Statements --
           September 30, 1997                                             8 - 11

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 12 - 15


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                        16



SIGNATURE PAGE                                                                17

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1997          1996
                                                    -------------  ------------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                        $2,225       $1,081
      Accounts receivable, less
         allowance for doubtful accounts of
         $108 and $189                                    840          844
      Interest Receivable                                  61          -0-
      Inventories                                       1,788        1,174
      Prepaid expenses and other current
          assets                                          125           91
                                                       ------       ------

             TOTAL CURRENT ASSETS                      $5,039       $3,190
                                                       ------       ------

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                     1,123          864

OTHER ASSETS                                               70           38
                                                       ------       ------


             TOTAL ASSETS                              $6,232       $4,092
                                                       ------       ------




















          See accompanying notes to consolidated financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands except share and per share data)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                 1997          1996
                                                                             -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                      $  1,331      $    617
    Interest Payable - Private Placement                                            119           -0-
    Dividend Payable                                                                -0-           368
    Deferred revenue                                                                 50           237
    Current maturities, capital lease obligation                                     37           102
    Current maturities of long term debt                                             66            62
                                                                               --------      --------

               TOTAL CURRENT LIABILITIES                                       $  1,603      $  1,386
                                                                               --------      --------

LONG TERM LIABILITIES

    Convertible Notes Payable                                                  $  4,680            --
    Capital lease obligation, less current maturities                                56            43
    Long-term debt, less current maturities                                          57           107
                                                                               --------      --------


               TOTAL LONG TERM DEBT                                            $  4,793      $    150
                                                                               --------      --------

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Class A convertible preferred
        authorized 1,000,000 shares,

         Series A, par value $2.00
      Outstanding 500,000 shares                                                  1,000         1,000
         Series C, par value $10.00
      Outstanding 125,000 shares
      at December 31, 1996                                                          -0-         1,250

     Common stock, par value $0.001
      Authorized 50,000,000 shares
      Outstanding 17,029,835 shares at
      September 30, 1997 and 14,780,766
      shares at December 31, 1996                                                    17            15
     Additional paid-in capital                                                  18,577        15,295
      Notes receivable related parties                                           (1,340)       (1,681)
      Deficit                                                                   (18,418)      (13,323)
                                                                               --------      --------

               TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             (164)        2,556
                                                                               --------      --------

                                                                               $  6,232      $  4,092
                                                                               --------      --------



          See accompanying notes to consolidated financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    1997             1996
                                                ------------     ------------
SALES                                           $      1,331     $      1,375
LICENSE AND ROYALTY FEES                                   6               13
                                                ------------     ------------

         Total revenues                         $      1,337     $      1,388


COST OF GOODS SOLD                                     1,002              784
                                                ------------     ------------


GROSS PROFIT                                             335              604
                                                ------------     ------------

OPERATING EXPENSES:
      Research and development                           580              232
      Sales and marketing                                889              539
      General and administrative                         902              301
                                                ------------     ------------

                  Total operating expenses             2,371            1,072
                                                ------------     ------------

OPERATING (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                          (2,036)            (468)
                                                ------------     ------------

Other Income                                              68               19
Other Expense                                           (317)             (40)
                                                ------------     ------------

                  Total Other (Expense)                 (249)             (21)
                                                ------------     ------------

(LOSS) BEFORE INCOME TAXES                            (2,285)            (489)

INCOME TAXES                                              --               --
                                                ------------     ------------

NET (LOSS)                                            (2,285)            (489)

PREFERRED STOCK DIVIDENDS                                (56)            (105)
                                                ------------     ------------

BALANCE APPLICABLE TO COMMON STOCK                    (2,341)            (594)
                                                ============     ============

(LOSS) PER SHARE OF COMMON STOCK:
      Primary                                           (.15)            (.06)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                  16,298,733       10,775,990






          See accompanying notes to consolidated financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands except share and per share data)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                      1997             1996
                                                  ------------     ------------
SALES                                             $      3,589     $      3,762
LICENSE AND ROYALTY FEES                                    31               40
                                                  ------------     ------------

         Total revenues                           $      3,620     $      3,802


COST OF GOODS SOLD                                       2,749            1,970
                                                  ------------     ------------


GROSS PROFIT                                               871            1,832
                                                  ------------     ------------

OPERATING EXPENSES:
      Research and development                           1,106              744
      Sales and marketing                                2,014            1,317
      General and administrative                         2,327            1,166
                                                  ------------     ------------

                  Total operating expenses               5,447            3,227
                                                  ------------     ------------

OPERATING (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                            (4,576)          (1,395)
                                                  ------------     ------------

Other Income                                               177               35
Other Expense                                             (540)            (329)
                                                  ------------     ------------

                  Total Other (Expense)                   (363)            (294)
                                                  ------------     ------------

(LOSS) BEFORE INCOME TAXES                              (4,939)          (1,689)

INCOME TAXES                                                --               --
                                                  ------------     ------------

NET (LOSS)                                              (4,939)          (1,689)

PREFERRED STOCK DIVIDENDS                                 (165)            (165)

BALANCE APPLICABLE TO COMMON STOCK                      (5,104)          (1,854)
                                                  ============     ============

(LOSS) PER SHARE OF COMMON STOCK:
      Primary                                             (.32)            (.17)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
         Primary                                    15,843,743       10,775,990





          See accompanying notes to consolidated financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                      1997         1996
                                                     -------      -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                           $(4,939)     $(1,689)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                          282          243
  Decrease in notes and accounts receivable                4           60
  (Increase) in interest receivable                      (91)         -0-
  (Increase) in inventories                             (614)         (56)
  (Increase) in other current assets                     (34)         (47)
  (Increase) in other assets                             (32)         (23)
  Increase(decrease) in accounts payable
      and accrued expenses                               714         (277)
  Increase in interest payable                           119          -0-
  Increase(decrease)in deferred revenue                 (187)         163
                                                     -------      -------

     Total adjustments                                   161           63
                                                     -------      -------

  Net cash used in operating activities               (4,778)      (1,626)
                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (496)        (371)
  Capitalized trademarks & patents                       (11)          (4)
                                                     -------      -------

  Net Cash used in investing activities                 (507)        (375)
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                            (46)         (10)
  Payment of preferred stock dividends                  (320)          --
  Payment of loans payable-officers                       --          (59)
  Payment of notes payable-officers                       --         (259)
  Payment of capital lease obligations                   (97)        (114)
  Proceeds from capital lease obligations                 45          -0-
  Proceeds from issuance of notes payable              5,200        3,100
  Proceeds from exercise of common stock
    warrants/options                                   1,420        1,334
  Proceeds from subscription receivables                 347           --
  Payment of expenses, stock issuance                   (108)        (361)
  Repurchase of subsidiary stock                         (12)          --
                                                     -------      -------

  Net cash provided by financing activities            6,429        3,631
                                                     -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS                  1,144        1,630

CASH AND CASH EQUIVALENTS, at beginning of year        1,081          189
                                                     -------      -------

CASH AND CASH EQUIVALENTS, at September 30             2,225        1,819
                                                     =======      =======





          See accompanying notes to consolidated financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                 (In Thousands except share and per share data)
Note #1

The accompanying consolidated financial statements are unaudited and include the accounts of Scan-Graphics, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the nine month periods ended September 30, 1997 and 1996. The results of operations experienced for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 1997.

Note #2   Inventories:

          Inventories at September 30, 1997 and December 31, 1996 consist of the following:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
                  Raw materials                     $  913         $  523
                  Work-in-process                      215            263
                  Finished products                    660            388
                                                    ------         ------
                                                    $1,788         $1,174
                                                    ======         ======


Note #3   Property and Equipment:

          Property and equipment consists of:

                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
          Equipment under capital lease                $  402         $  415
          Machinery & Equipment                         2,865          2,492
          Furniture & Fixtures                            231            110
          Autos & Trucks                                   12             12
          Leasehold Improvements                          125             94
          Software                                        266            253
                                                       ------         ------
                                                        3,901          3,376
          Less accumulated
           depreciation and amortization                2,778          2,512
                                                       ------         ------

          Net Property & Equipment                     $1,123         $  864
                                                       ======         ======

Note #4   Commitments and Contingencies:

          The Company will be obligated to pay six months to two years of annual salary to certain officers and employees of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. If any of these events were to occur, the aggregate potential severance pay at September 30, 1997 would have been $1,195.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                 (In Thousands except share and per share data)

Note #5   Long-Term Liabilities:

          Notes payable consisting of $5,200 in convertible debentures were issued in May and June, 1997 under a Regulation D Exemption to a private investment group. A total of 52 units were sold, each unit consisting of a $100 note maturing between May and June 1999 and one warrant to purchase 17,308 shares of common stock. Interest accrues at 7% per annum and is convertible into the Company's common stock on the same terms as the note principal or, at the Company's option, payable in cash quarterly.

          The conversion price of the debentures is determined using the average of the closing bid prices five days prior to conversion. The debentures (principal and interest) are convertible into the Company's common stock at the lower of $7.00 per share conversion price, or if the conversion price is less than $4.00, at a 10% discount to the average closing bid price for the five days prior to conversion. If the conversion is greater than $4.00, but less than $7.00, the discount is increased by 1% for every $.20 increase in the conversion price. Debenture conversions are limited to $520 in any month.

          In August and September 1997, all note holders converted ten percent of their respective note balances, plus accrued interest thereon, into common stock. This resulted in the $4,680 note balance at September 30, 1997.

          The Company has the right to force conversion in one-third increments of the warrants (if unexercised) if the stock price exceeds $8.00, $10.00, and $12.00, respectively, for any thirty days over a period of forty-five days. Otherwise, the warrants expire at the end of such period.

          Other long term debt consists of the following:

                                                September 30,     December 31,
                                                    1997             1996
                                                -------------     ------------
          Note Payable, payable in monthly
          installments including interest
          at 8.75% through July 1999. This
          note payable is non-recourse to
          the Company, is based upon the
          credit standing of a customer of
          the Company and is further
          collateralized by the equipment           $123             $169

          Less current maturities                     66               62
                                                    ----             ----
          Long-term debt                            $ 57             $107
                                                    ====             ====

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                 (In Thousands except share and per share data)

Note #5   Long Term Liabilities: (Continued)

          As of September 30, 1997, long-term debt matures as follows:

                                1997              $16
                                1998              $68
                                1999              $39


          At September 30, 1997, equipment with a net book value of $96 has been capitalized under capital leases.

          Future minimum lease payments under capitalized leases over subsequent twelve month periods are summarized as follows:

                                          Period Ending September 30,
                                          ---------------------------

                                                     1998              $ 47
                                                     1999                33
                                                     2000                13
                                                     2001                13
                                                     2002                 9
                                                                       ----
                  Total minimum lease payments                          115

                  Less amounts representing interest                     22
                                                                       ----
                                                                         93
                  Less current maturities                                37
                                                                       ----
                                                                       $ 56
                                                                       ====

Note #6   Stockholders' Equity

          During the third quarter, 1997, four directors and nine outside investors converted 125,000 shares of Class A Series C preferred stock and accumulated dividends of $201 into 949,352 shares of common stock in accordance with their subscription agreements. As a result, there are no outstanding shares of this class of preferred stock at September 30, 1997.

          The debenture conversion of $520 detailed in Note #5 resulted in 205,033 shares of common stock being issued. In addition, 13,548 B warrants associated with the 1996 private placement were exercised, resulting in a like number of common shares being issued.

          In conjunction with the convertible debenture financing detailed in Note #5, the Company issued in June, 1997, 3,000,016 common stock warrants to the private placement group exercisable at $4.00 and expiring June 1, 2001.

          During the third quarter 1997, one director and officer, twelve employees, and one consultant exercised common stock options and warrants resulting in 141,179 shares of common stock being issued.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                 (In Thousands except share and per share data)

Note #6   Stockholders' Equity (Continued)

          During the third quarter 1997, options to acquire 200,000 shares of common stock were issued to employees of the Company.

          Effective September 1, 1997, the President and Chief Executive Officer of the Company elected to forego any cash compensation for one year. With Board approval, he was issued 250,000 warrants in lieu of cash salary, each warrant providing the right to purchase one share of Company stock at an exercise price of 25% over the closing bid price of the stock on August 26, 1997. These warrants vest September 1, 1998.

Note #7   Litigation Settlement

          Subsequent to the close of the quarter ended September 30, 1997, the International Arbitration Tribunal in Paris, France, found the Company liable for damages due to its failure to perform its obligations under a March 30, 1990 agreement. Plaintiff was awarded $231, which was paid in October 1997. This expense of approximately $141 has been reflected in the Consolidated Statement of Operations for the three months ended September 30, 1997. The balance of the settlement was recorded in 1996.


Note #8   Supplemental Disclosures of Cash Flow Information:

                                                  Nine Month Ended September 30,
                                                  ------------------------------
                                                      1997            1996
                                                     ------          ------
          Cash paid during the period
           for interest                              $   27          $  131
                                                     ------          ------

          Non-cash financing and investing
           activities are as follows:

          Capitalized lease obligations
           incurred to lease new equipment           $   45          $  146
                                                     ------          ------

          Declaration of preferred
           stock cash dividend                       $  165          $  165
                                                     ------          ------

          Common stock subscriptions
           receivable                                $   13           $ -0-
                                                     ------          ------

          Conversion of preferred to
           common stock                              $1,250           $ -0-
                                                     ------          ------

          Conversion of notes payable to
           common stock                              $  520          $  500
                                                     ------          ------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)

Liquidity and Capital Resources

At September 30, 1997, cash and cash equivalents increased to $2,225, a $1,144 increase compared to the December 31, 1996 amount of $1,081. The above change in cash and cash equivalents is explained as follows.

As of September 30, 1997, the cash flows from operating activities resulted in a net use of cash of $4,778. The Company has experienced a lower than expected sales volume in its respective business units as it has simultaneously staffed each with executive, sales and marketing, and technical personnel required to create markets and revenue streams. The Tangent Imaging Systems business unit accounts for approximately twenty percent of this cash usage. While its Color operation is recovering from a slow first half with substantial international reseller sales, its Monochrome unit continues to build an inventory backlog in anticipation of the newspaper industry's acceptance of its new CF1300 scanner. The Sedona GeoServices business unit has added nearly fifty personnel this year in developing a mapping production center for U.S. Geological Survey quadrangles, whose operation is building data inventory for anticipated sales before year end. Sedona GeoServices' operating expenses are nearly two and one half times those for the comparable period last year, and as such, represent half of this cash usage. The Technology Resource Centers, (TRC) has created a data conversion facility in Limerick, Pennsylvania to secure commercial, Department of Defense, and Commonwealth of Pennsylvania contracts. While TRC represents less than $300 of this cash consumption, virtually no sales have been recorded. Corporate staffing and related expenses have consumed nearly $1,200 year-to-date.

As of September 30, 1997, the cash flows from investing activities resulted in a net use of cash of $507. The use of cash was due primarily to purchases of equipment and fixtures for Sedona's new Limerick facility and TRC's conversion center.

As of September 30, 1997, the cash flows from financing activities resulted in net cash provided by financing activities of $6,429. The increase in cash was principally provided by the $5,200 convertible debt infusion and the exercise of common stock options and warrants by directors, officers, employees, and investors involved in the March 1996 convertible debenture private placement ($1,420).

Subsequent to the end of the third quarter, 314,800 B warrants issued under the 1996 private placement were exercised yielding $1,259 to the Company.

The Company entered into a two year consulting agreement in April 1997 with a New York investment capital firm, and has issued 2,100,000 warrants on the same terms as the individual investors participating in the $5,200 private placement.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)

Results of Operations

Net Revenue for the three months ended September 30, 1997 decreased to $1,337, a 3.7% decrease compared to the three months ended September 30, 1996, amount of $1,388. Revenue in excess of 10% of revenue to one customer accounted for approximately 29.4% of net revenue for the three months ended September 30, 1997, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 20.9% of net revenue for the three months ended September 30, 1996.

Sales have remained flat as compared to the three month ended September 30, 1996, as Sedona GeoServices and the Technology Resource Centers are not yet generating significant revenue ($175 for the quarter). Tangent Imaging Systems'
(TIS) loss of sales in the low-end monochrome/grayscale market caused a $149 decrease in revenue for the three month period ended September 30, 1997, as compared to the same period in 1996. TIS' revenues fell short by only $25 as compared to the same period in 1996.

Net Revenue for the nine months ended September 30, 1997 decreased to $3,620, a 4.8% decrease compared to the nine months ended September 30, 1996 amount of $3,802. Revenue in excess of 10% of revenue to one customer accounted for approximately 22.3% of net revenue for the nine months ended September 30, 1997, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 14.9% of net revenue for the nine months ended September 30, 1996.

Demand for the Company's low cost scanners has diminished in 1997, with year-to-date monochrome/grayscale revenue lagging $671 behind revenue for the comparable period in 1996. This has been principally offset by TIS' increased sale of the 36" sheetfeed scanner, with revenue for the nine month period ended September 30, 1997, exceeding that for the same prior year period by $242; and Sedona GeoServices' incremental sales in 1997 versus 1996 year-to-date account for the balance ($187) of the offset.

Gross Margin percentages for the three months ended September 30, 1997 and 1996 were 25.1% and 43.5% of revenue, respectively.

Gross Margin percentages for the nine months ended September 30, 1997 and 1996 were 24.1% and 48.2% of revenue, respectively.

The production operations of Sedona GeoServices and the TRC are incurring normal monthly costs, while corresponding sales levels have been typical of start-up operations. This accounts for almost half of the gross margin deterioration from 1996 to 1997, on both a quarter and year-to-date basis (the two units combined generating negative gross profit of $109 and $311, respectively, for the quarter and period ended September 30,1997). TIS Monochrome's introduction of the CF 1300, with the diminished volume in the lower cost scanners, damaged margins in the first half of the year as production capacity was severely under-utilized. TIS' gross margins for color and monochrome/grayscale units were 40.4% and 33.2%, respectively for the quarter ended September 30, 1997. On a year-to-date basis, TIS Color has generated a gross margin of 43.8% versus 64% for the period ending September 30, 1996. This is due to increased volume with lower margin resellers and also premiums paid for certain components and boards.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)


Results of Operations (Continued)

The margin on the Color units is expected to continue to improve over the near term. TIS Monochrome's year-to-date gross margin at September 30, 1997, was 7.4% versus 20.8% for the same period in 1996. The aforementioned reduction of the lower cost sales base, combined with the re-engineering of a new, high end unit for the newspaper industry, has resulted in higher production costs per unit sold in 1997. Management is currently assessing both the price positioning and marketing of the new scanner to improve margins. An inventory of the new units is available for anticipated fourth quarter sales.

Research and development expense as a percentage of revenue increased to 43.9% for the nine months ended September 30, 1997 compared to 16.7% of revenue at September 30, 1996. The $348 increase in research and development for the quarter ended September 30, 1997 versus that of September 30, 1996 is a result of sales and personnel additions in TIS needed to redesign the existing generation of color/grayscale units, create a very high resolution monochrome scanner for newspaper pre-press applications, develop scanning software for use in the Windows NT platform (T-Scan), and research products for the color reprographics market ($150); the balance of the increase relates to personnel additions in Sedona ($311) for software development of Sedona DMTool(TM) Lockheed Martins' WARSIM application, and SRV(TM)/SRV+ for Windows NT, and other programming efforts. Research and development expense as a percentage of revenue increased to 30.6% of revenue for the nine months ended September 30, 1997 compared to 19.7% of revenue at September 30, 1996 for the aforementioned reasons.

Sales and Marketing expense as a percentage of revenue increased to 66.5% for the three months ended September 30, 1997 compared to 38.8% at September 30, 1996. Sales and marketing expenses as a percentage of revenue increased to 55.6% of revenue for the nine months ended September 30, 1997, compared to 34.6% at September 30, 1996.

The $350 increment in sales and marketing expenses in the third quarter 1997 over those incurred in the third quarter of 1996 is the result of opening a government sales office in Reston, Virginia ($50); creation of a sales and marketing function within the Technology Resource Centers ($48), and Sedona GeoServices' staffing of sales and marketing personnel in Limerick, PA, Florida and Ohio ($354). Fifteen Sedona personnel were added in 1997 as compared to the 1996 third quarter headcount of two. These three increments in sales and marketing expenses were offset by TIS' loss of commercial products sales personnel ($97).

An increment of $697 in sales and marketing expenses has been incurred for the year-to-date period ended September 30, 1997 over that for the comparable period ended September 30, 1996 for the aforementioned reasons. Sedona GeoServices, TRC, and Corporate represent $582, $76, and $112 respectively of the additional expense, as offset by a $73 reduction in TIS Color products.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands except share and per share data)


Results of Operations (Continued)

General and administrative expense for the third quarter 1997 was 67.5% of revenue compared to 21.7% at September 30, 1996. General and Administrative expense for the nine months ended September 30, 1997 was 64.3% of revenue compared to 30.7% at September 30, 1996. General and administration expenses for the quarter and year-to-date period ended September 30, 1997 are $601 and $1,162 higher than those for the corresponding periods in 1996. The majority of the increase has been the result of Corporate additions of personnel (President and CEO, Finance Director, V. P. of Software Development, Controller) and personnel related services (Investor Relations, Outside Services). Of $2,327 of general and administrative expenses incurred for the nine months ended September 30, 1997, Corporate comprises $1,048 of the total, of which $715 is personnel related. Corporate and Sedona GeoServices (addition of President, Finance Director, etc.) are responsible for $510 and $1,252 (TIS favorable offset of $100) of the quarterly and year-to-date cost increases noted above. Management is currently evaluating reductions.

Inflation

There can be no assurance that the Company's business will not be affected by inflation in the future; however, management believes the inflation did not have a material effect on the results of operations or financial condition of the Company during the period, presented herein.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings -
         None

Item 2 - Changes in Securities - See Note #5 to the
         Consolidated Financial Statements

Item 3 - Default Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of
         Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8K
         A)  None
         B)  None

Exhibit Document
----------------

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
         None

(4)      Instruments defining the rights of security holders.
         EX.1 - Private Placement Purchase Agreement, Convertible Note, Warrant, and Consulting Agreement.

(10)     Material Contracts:
         None

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


Thereunto duly authorized.


                                           SCAN-GRAPHICS, INC.



DATE:  November 10, 1997                   /S/ Laurence L. Osterwise
     ----------------------------          -------------------------
                                           Laurence L. Osterwise
                                           President and Chief Executive Officer



DATE:  November 10, 1997                   /S/ Denis P. Kelly
     ----------------------------          ------------------
                                           Denis P. Kelly
                                           Director, Corporate Finance
                                           (Chief Accounting Officer)