Form 10-K
period 1997-12-31
SCAN GRAPHICS INC
filed 1998-03-30
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from___to___

Commission file number                      0-15864
                      ----------------------------------------------------------

                               SCAN-GRAPHICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    95-4091769
-----------------------------------------  -------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    649 North Lewis Road, Limerick, PA                        19468
---------------------------------------------  ---------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code) 610-495-3003
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of February 27, 1998 was $51,848,115.

The number of shares of the registrant's Common Stock issued and outstanding as of February 27, 1998 was 18,642,019 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of Scan-Graphics, Inc. (the "Company" or "Scangraphics") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

General

Founded in 1972, Scangraphics(R) is a provider of Geographic Information Systems
(GIS) database management software products and is a leader in scanning and image processing technology, large document scanners, backfile conversion services, image software and systems, systems integration, and consulting. The Company has key product development and marketing alliances with Oracle Corp. as well as other database and application vendors. Its products are marketed internationally by a variety of systems integrators and distributors, especially its Tangent Imaging Systems products. With principal locations in suburban Philadelphia, Pennsylvania and Englewood, Colorado, the Company's strategies are encompassed in three business units: Tangent Imaging Systems, (TIS), the Sedona GeoServices(TM), Inc., and the Technology Resource Centers(TM), Inc. (TRC).

Tangent Imaging Systems(TIS) provides large format color and monochrome scanning and reprographics systems, servicing among others, the Geographic Information System (GIS), engineering, reprographics, and fine arts markets. A complete line of monochrome and grayscale large document scanners and imaging software for multiple applications are manufactured in Doylestown, Pennsylvania. The color scanners and related software are produced in and distributed from a facility in Englewood, Colorado.

Sedona GeoServices, Inc. (Sedona) acquired by the Company in July of 1995, is a developer, integrator, and distributor of sophisticated spatial data management software. The open-architecture, object-oriented data management tools organize and manipulate geospatial objects such as maps, images, and database information within a single, user-intuitive GIS. A GIS might combine such geographical data as elevation, waterways, roadways, or soils with demographic, socioeconomic, environmental or other types of data in ways to facilitate analysis and display. Some of the uses for these systems are map development, urban planning and management, emergency response, utilities management, mining and natural resource exploration, transportation planning and risk management, environmental services, global positioning systems, market research and planning, aerial photography management, real estate and retail cataloging. In addition, Sedona provides mapping and data conversion services in support of its software products.

Technology Resource Centers, Inc. (TRC) was incorporated in February of 1996 with the purpose of providing an integrated approach to clients' needs for document scanning, conversion services, imaging systems consulting, systems integration and technical training. The TRC is concentrating on services that support imaging and document management technologies and the integration of these applications with other processes in engineering and Geographic Information Services.

Financial Information (In Thousands)

Total revenues for the years ended December 31, 1997, 1996, and 1995 were $4,827, $5,060, and $4,987, respectively. The percentages of total revenue for scanners and related services for years ended 1997, 1996 and 1995 were 94%, 92%, and 93%, respectively. The percentages of total revenue for software and related services for years ended 1997, 1996, and 1995 were 5%, 5%, and 5%, respectively. The percentages of total revenue for license and royalty fees for years ended 1997, 1996, and 1995 were 1%, 3%, and 2%, respectively.

Financial Information Relating to Domestic and International Sales(In Thousands)

                                            1997            1996           1995
                                            ----            ----           ----
Sales to unaffiliated customers:
       United States                      $ 2,700         $ 3,760        $ 3,825
       Export                               2,127           1,300          1,162

Gross Profit
       United States                      $  (429)        $   553        $ 1,048
       Export                             $   711             494            692

Exports were sold into the following regions: Western and Eastern Europe, Asia, the Middle East, and South America.

Description of Business and Principal Products

Tangent Imaging Systems Division

Tangent Imaging Systems is a leading provider of high performance monochrome, grayscale, and color scanners for large documents. Its complete line of monochrome/grayscale large document scanners is manufactured at a facility in Doylestown, Pennsylvania.

The monochrome and grayscale scanners are used to scan architectural, engineering, and construction drawings, manufacturing process charts, technical publications, graphic art, and site/facility maps up to 44" wide of virtually unlimited length. These CF (Continuous Feed) Series scanners feature multiple and selectable resolutions from 100 to 1270 dots per inch.

The Company acquired Tangent Engineering, Inc. of Englewood, Colorado in December 1995. As a result, the Company gained the ability to produce a full line of color scanners, including a range of high accuracy drum scanners, flatbed scanners, and sheetfeed scanners ranging from 24" wide to 70" wide. This complement of color scanners is enhanced with its closed-loop system software for calibrating the scanner, plotter, and the user's choice of inks and paper to give color copies of great fidelity. Marketed under the brand names TScan(TM) and Reproworks(TM), these products are targeted toward reprographics, fine arts, archiving, and automated mapping.

The key challenges facing Tangent Imaging Systems as it positions its products going forward include a fuller exploitation of the high price and high quality niche markets for color and monochrome scanners, development of a lower cost line of scanners, higher profit line of products, and a broadening of its international distribution systems. In addition, the Company will continue to re-orient the marketing focus of its scanner products from the defense to the commercial and industrial sectors. Finally, the Windows NT operating systems Reproworks will continue to be established as the primary operating system and user interface.

Sedona GeoServices, Inc.

Sedona GeoServices, Inc. is the developer of leading-edge software products that enable both GIS specialists and business analysts to visualize, query, and analyze spatial data. Sedona is also the only Master Value Added Reseller authorized to commercially package and distribute Lockheed Martin geospatial software products to the commercial marketplace. Sedona's leading edge products are based upon open architecture, object-oriented database management systems for processing geospatially oriented information. These products allow data types such as maps, images, text and relational database information to be organized and manipulated within a single, user intuitive GIS. Sedona is also the developer of software and processes to convert analog spatial data to digital forms.

Sedona has recently introduced a number of new products:

Sedona DMTool SDO(TM) Version 6 is a comprehensive set of integrated computer software which provides extensive imaging, map processing and database capabilities to the workstation user. Specifically developed to interface with Oracle Corp.'s Spatial Data Option (SDO) and Spatial Cartridge, DMTool SDO's capabilities are organized as independent but integrated Tools within a Tool Box approach. The toolbox contains a broad spectrum of GIS functions including map and image source data management, map display, map editing, image display, and image editing. Specific support for many Defense oriented map and image formats, including Vector Product Format (VPF), are provided in DMTool SDO(TM). DMTool SDO(TM) was the subject of a rigorous evaluation in 1997 by National Imagery and Mapping Agency (NIMA) which reviewed over 120 spatial imagery and analysis products. DMTool SDO(TM) was one of only nine products selected for insertion into NIMA/Department of Defense (DOD) programs.

Sedona is in the final stages of development of a new visualization and query tool code named JBuffet. This product provides the means to visualize spatial information contained in text databases, superimposed on a wide variety of mapping and image products ranging from satellite imagery to street maps. JBuffet allows users to query the database to perform spatial analysis and ultimately produce maps detailing regions or specifics of particular interest. JBuffet is a 100% Java-based, open architecture product, based on concepts developed in DMTool. JBuffet is user friendly and valuable to both the traditional GIS expert and the emerging GIS user focused on business management and marketing analysis. The initial release of JBuffet, in the early summer of 1998, will focus on enabling Oracle's Spatial Cartridge and will be welcomed by a large number of Spatial Cartridge users.

Sedona supports its software with map conversion and GIS database creation and update capabilities. Sedona provides high resolution scanning from the paper source map to digital information; and Digital Line Graph (DLG), and Digital Elevation Model (DEM) file generation including the ability to generate these files to U.S. Geological Survey (USGS) National Mapping Standards. The DLG and DEM production capability has been facilitated by Sedona's development of software and processes that automate the data digitization process to the greatest degree possible. Sedona's data conversion software and processes have cut the time and cost for digital data production dramatically, while significantly increasing product quality.

Sedona's strategies in the near term involve exploiting existing channels of distribution for its geospatial software products (e.g., customers of major database providers such as Oracle; creating software product demand through a direct sales force soliciting federal agencies, database vendors and Fortune 500 companies; establishing world class mapping and data conversion services for private industry as well as federal, state, and local governments; and developing new technology for the generation and distribution of market-driven data requirements.

Technology Resource Centers, Inc.

TRC provides a wide range of imaging and document management services via computer technologies with a special emphasis on large format documents such as engineering drawings, construction drawings, and maps. Integration of these documents with related data is one of the fastest growing market segments in imaging and document management. The services provided by TRC include document conversion, consulting, and systems implementation and training.

TRC has started the process of developing sales, project management, and technical teams. The TRC has partnership alliances with key vendors to maximize its penetration into the large format document markets related to manufacturing, engineering, and geographic information systems within the local and federal governments and the commercial sector. In addition, contracts for training services have been secured from the Department of Defense and TRC is working with agencies in two states to develop a jobs oriented training program in technical areas.

Research & Development (In Thousands)

The Company's engineering groups are engaged in continuing research and development programs for its software and scanner products. Tangent Imaging Systems' efforts will be centered on development of lower cost, higher performance hardware, and porting existing software to the Windows NT environment. Sedona's product development is focused on application of existing programming tools to spatial applications.

Research and development expenses were $1,327, $744, and $582 for the years ended December 31, 1997, 1996 and 1995, respectively.

Patents and Copyrights

The Company is the sole owner of two patents entitled "High Speed, High Resolution Image Processing System," Patent Number 4,631,598 issued December 23, 1986 and Patent Number 4,972,273, issued November 20, 1990. Patents are effective for seventeen years from date of issuance.

The Company applied for a patent for its color matching solution technology during 1997. The patent is pending. The Company has no reason to believe that this patent will not be awarded.

The Company believes that the technology contained in these patents is very important to electronic document scanner and/or digital copier products and to the Company's competitive position. The Company's internally developed software programs are covered by copyrights.

Marketing

Each of the Company's business units sells its products and services through independent, yet complementary distribution systems, looking to leverage synergistic opportunities across business unit channels.

Tangent Imaging Systems sells its products through an expanding network of distributors, value added resellers, system integrators, manufacturers' representatives, and direct sales personnel. In addition, Tangent Imaging Systems is actively working to expand its distribution capabilities through strategic alliances. The Company strongly believes in trademarking its products and servicemarking its services. The Company has been awarded or is in the process of applying for a total of 26 trademarks and servicemarks.

Sedona expects to derive significant benefit from various third party relationships:

* Sedona holds the rights to distribute in the commercial marketplace Lockheed Martin GIS software and cooperates with the company on both domestic and international defense and commercial systems-integration projects that involve the licensed products.

* ESRI accepted Sedona into its Business Partner Program, which is designed to formalize relationships between ESRI and application developers, technology resellers, data publishers, systems integrators and consultants. Sedona's first joint product launch was the SRV+ automatic vectorizing engine that can be fully integrated within ESRI's ARC/INFO geographic information product.

* Sedona is in Oracle's Business Alliance Program. The companies are working together to develop open systems software that spatially enable the database products of Oracle as well as other vendors. Oracle is supporting the development and release of Sedona's JBuffet product for Oracle's existing customer base.

* Sedona is a Principal Member of the Open GIS Consortium, a government, educational and industry-backed, not-for-profit membership organization promoting GIS standardization and interoperability. Other key members of the Consortium include IBM, Intergraph, Lockheed Martin, Microsoft, Mitsubishi, Oracle and Sun Microsystems, as well as US Geological Survey, National Imagery and Mapping Agency and US Department of Agriculture.

These strategic relationships are complementary to the distribution system Sedona is constructing to sell commercial off-the-shelf products and/or licensed technology.

TRC markets its conversion, software, and consulting to numerous federal, state, and local government agencies and commercial organizations. Targets of opportunity are based on TRC's expertise with large format documents such as engineering drawings and maps. TRC coordinates marketing programs with the Tangent Imaging Systems and Sedona GeoServices to capitalize on the large niche markets related to manufacturing, engineering, and geographic information systems. TRC has also developed marketing and reseller alliances with a number of document management and conversion software providers as well as conversion hardware manufacturers.

Major Customers

The Company had a different single customer during the years ended December 31, 1997 and 1996 which accounted for 10% or more of the Company's total sales revenue. Total revenues for these customers, Sihl GmbH (a subsidiary of the Shil Group located in Germany) and 3M Company amounted to 22%, and 14% in 1997 and 1996, respectively.

Competition

Tangent Imaging Systems' monochrome and grayscale hardware products compete in a worldwide market estimated at $100 million. Two competitors, Contex and Vidar, dominate a significant share of that market. The balance of market share is divided among the Company and a number of other significant hardware manufacturers.

Tangent Imaging Systems color products comprise a portion of a rapidly expanding worldwide market which is primarily shared with four other color scanner manufacturers. In the areas of large document color imaging and color image processing software, the Company competes with two providers. In all cases, the Company's market niche remains large document scanning and digital file manipulation.

Sedona GeoServices, Inc.'s primary software competitors are businesses with a focus on specially trained GIS users in one or more industry vertical applications. These GIS specialists are generally focused on engineering and planning tasks. Sedona's focus is development of user-friendly, broadly applicable visualization and analysis tools coupled to both spatial and non-spatial information technology products. Sedona's tools will be at the leading edge of integrating spatial analysis in day-to-day business decisions.

There are a number of organizations which offer services similar to those offered by TRC. However, the focus of TRC on large format documents and the emphasis on job training programs with conversion services has created a very strong competitive leverage in a very large market segment that has little competitive penetration. The trend toward outsourcing of computer services because of the shortage of technically skilled workers has created a very strong market for the types of services provided by TRC.

Suppliers

The Company is not dependent on any single supplier for components and subassemblies in the manufacture of its products.

Manufacturing and GIS Software Development

The Company manufactures its large format scanners, scanner interfaces, and related software products at its Doylestown, Pennsylvania and Englewood, Colorado facilities. Sedona GeoServices, Inc. maintains its facilities in Limerick, Pennsylvania.

Employees

As of December 31, 1997, the Company had 79 full time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices as well as facilities for Sedona GeoServices, and Technology Resource Centers at 649 North Lewis Road, 2nd Floor, Limerick, Pennsylvania 19468. The lease for this facility of 11,618 square feet commenced July 1, 1996 and expires September 30, 1999 with a two year renewal option. Two addendums to this lease have been made to reflect the consolidation of certain operations in Limerick, PA and the consequent closing of the former headquarters in Broomall, PA.

The Tangent Imaging Systems Division administrative offices and certain manufacturing facilities are located at 825 North Easton Road, Doylestown, Pennsylvania, 18901 in a 5,500 square foot mixed use facility. The current sublease for this facility commenced on May 31, 1997, as this Division relocated from the former Broomall, PA location and expires on May 31, 1998. The remaining manufacturing facilities are located at 14 Inverness Drive East, Suite A-100, Englewood, Colorado 80012 in a 7,300 square foot facility. The current lease has a term of five years beginning in June 1994 and ending May 31, 1999.

The Company maintains five remote sales and operations offices in Virginia, Connecticut, Florida (2) and Ohio.

Management believes that its facilities are adequate to fulfill its current and near term needs given the current and projected sales levels.

ITEM 3. LEGAL PROCEEDINGS (In Thousands)

On August 15, 1996, the Company filed suit in the United States Federal Court for the Eastern District of Pennsylvania for patent infringement against two competitors who produce electronic image scanning equipment. The Company believes the defendants are infringing one or more of its patents, and has requested monetary damages in favor of the Company, as well as injunctive relief. All defendants are denying any claim of infringement, and are vigorously defending the claim on the merits. The defendants have also filed a counterclaim against the Company, requesting that the patents be found invalid and other relief. The case is presently in the discovery stage, with the trial not scheduled.

During 1995, an action was filed against the Company through the International Arbitration Tribunal in Paris, France, claiming amounts due and damages for the Company's alleged failure to perform its obligations under a March 30, 1990 agreement. The Company filed an answer to the complaint on February 26, 1996, asserting loss of profits from failure by the Plaintiff to forward sales orders for parts, maintenance and software. During 1997, the arbitrator ruled that the Company owed the opposing party $229. The Company has paid this amount to the opposing party and has no more potential liabilities directly associated with this arbitration. The Company had made a $90 provision for this matter in 1996 and the remaining charge of $139 was made during 1997.

On March 11, 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361, for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company has categorically denied the plaintiff claims and will defend its actions if required. No action has been taken as of this date.

No other actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to have potential significance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

Common stock is traded in the NASDAQ SmallCap Market under the symbol "SCNG."

The following Table sets forth the high and low sales prices of the Company's common stock as reflected on the NASDAQ SmallCap Market for the periods indicated.

Common Stock                    High Sales Price                 Low Sales Price
------------                    ----------------                 ---------------

1996
1st Quarter                     $ 3  7/8                         $ 2  5/8
2nd Quarter                       3  7/16                          1 15/16
3rd Quarter                       3 11/16                          1  7/16
4th Quarter                       4  1/16                          2  3/4


Common Stock                    High Sales Price                 Low Sales Price
------------                    ----------------                 ---------------

1997
1st Quarter                     $ 4  3/4                         $ 2  1/2
2nd Quarter                       4  1/16                          2  1/2
3rd Quarter                       5  1/8                           2  9/16
4th Quarter                       4 31/32                          2  1/2


Common Stock                    High Sales Price                 Low Sales Price
------------                    ----------------                 ---------------

1998
1st Quarter through
February 27, 1997               $ 2 15/16                         $ 2 1/8


As of February 27, 1998 there were approximately 2,300 Shareholders of record. On February 27, 1998, the last reported sale price of the Company's common stock as reported on the NASDAQ SmallCap Market was $2 50/64.

The Company has never declared or paid cash dividends on its common stock and does not anticipate payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.

By letter dated November 14, 1997, NASDAQ contacted the Company regarding its continued listing eligibility on The NASDAQ SmallCap Market. After a number of discussions, correspondence and a meeting with NASDAQ, the Company was notified by letter dated March 10, 1998 that a NASDAQ panel had concluded that the Company is currently in compliance with the requirements for continued listing.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands Except Per Share Data)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 1997 and for the four previous years.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.


                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
Income Statement          1997      1996        1995       1994(1)     1993(1)
                          ----      ----        ----       -------     -------
Data:
Revenue                $ 4,827    $ 5,060     $ 4,987      $ 5,067     $ 3,839

(Loss)before
Extraordinary item      (7,517)    (4,271)     (1,237)        (889)     (1,856)

Extraordinary item        (300)      --          --           --          --

Net (Loss)              (7,817)    (4,271)     (1,237)        (889)     (1,856)

Preferred Dividends       (182)      (220)       (158)        (120)       (120)

Balance, applicable
to Common Stock         (7,999)    (4,491)     (1,395)      (1,009)     (1,976)

Basic(Loss) Per
Share applicable to
Common Stock
Before Extraordinary
Item                   $  (.47)    $ (.39)    $  (.14)     $  (.10)    $  (.21)

Extraordinary Item     $  (.02)      --          --           --          --

Basic Net(Loss) Per
Common Share(2)       $  (.49)    $ (.39)     $ (.14)     $  (.10)    $  (.21)


                               AT DECEMBER 31,
                               ---------------

Balance Sheet Data:       1997      1996        1995      1994(1)       1993(1)
                          ----      ----        ----      -------       -------
Total Assets           $5,217     $4,092      $4,084      $4,358        $3,884

Working Capital         2,435      1,804         952         465           880
Long-Term
Obligations               156        150         231         417            12

Stockholders' Equity    3,514      2,556       2,105       1,876         2,885

(1) Restated due to acquisition of Tangent Engineering, Inc.
(2) Company adopted SFAS 128 in 1997 and applied it to all prior periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (In Thousands Except Per Share and Share Data)

At December 31, 1997, cash and cash equivalents increased to $1,310, a $229 increase compared to the December 31, 1996 amount of $1,081. The above changes in cash and cash equivalents are explained as follows in the discussion of cash flows from operating, investing and financing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources(Continued)

For the year ended December 31, 1997, the cash flows from operating activities resulted in a net use of cash of $7,333 compared to the year ended December 31, 1996 amount of $2,621. The increase of $4,712 was primarily due to funding of development costs in all Divisions of the Company as well as operating losses sustained by the Tangent Imaging Systems Division. An increase in inventories ($644) was due principally to a build up of stock in anticipation of 1998 orders.

For the year ended December 31, 1997 the cash flows from investing activities resulted in a net use of cash of $591 compared to the year ended December 31, 1996 amount of $329. The increase in the use of cash of $262 as of December 31, 1997, compared to December 31, 1996 is due to the purchase of property and equipment for ongoing operations and development activities and the lack of $228 in proceeds from the sale of Tangent demo scanners realized in 1996.

For the year ended December 31, 1997, cash flows from financing activities provided $8,153 compared to the fiscal December 31, 1996 amount of $3,842. The increase in cash in 1997 is due principally to the proceeds of an April 1997 private placement of $5,200, in addition to increased funds from exercise of options and warrants of $3,162. The increase in cash in 1996 was due to the proceeds of a March 1996 private placement of $3,100 less expenses of $300, in addition to increased funds from warrant/option exercise activity ($1,641).

In connection with a $5,200 private placement of its securities in April 1997, the Company offered for sale 52 units, each of which consisted of a $100, 7% convertible note due May or June 1999, and one warrant to purchase 17,308 shares of common stock of the Company at an exercise price of $4.00 per share for a period of four (4) years. The notes and any accrued interest are convertible within two (2) years at a price per share equal to the lesser of $7.00 or the applicable percentage of the average closing sales price (90%, minus 1% for each full $.20 by which the conversion price for such conversion is greater than $4.00) of the Company's common stock during the last five trading days prior to conversion. If the conversion price is less than $4.00, a 10% discount to the closing price for the 5 days prior to conversion is required.

In conjunction with this financing, the Company has entered into a consulting agreement with a New York investment capital firm, and has issued 2,100,000 warrants on the same terms as the individual investors participating in the $5,200 private placement.

During the remainder of 1997, substantially all the April 1997 convertible notes outstanding were converted to a new Series "D" of Preferred Stock with similar terms and conditions.

Promissory notes ofthe certain officers and directors of the Company in the amountof $1,327 reflects the balance of amounts provided in exchange for exercise of warrants and options and have maturity dates through January 2003.

During March 1998, the Company entered into a $5.2 million private placement purchase agreement. The Company expects to sell 52 units of convertible debentures. Each unit consists of $100, 7% convertible note due in two years and a warrant to purchase 28,850 shares of common stock. The notes and any accrued interest are convertible within 90 days at a price per share equal to the lesser of $3 per share or at a 15% discount to the average closing bid price for the five days preceding conversion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources(Continued)

If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the debenture and accrued interest at the par value of principal, plus the conversion discount. Conversions are restricted to 10% per month on a cumulative monthly basis. As of March 27, 1998, the Company has received $2.1 million of these proceeds.

The Company believes that the proceeds from this private placement and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1998.

Results of Operations (In Thousands)

Net Revenue for the year ended December 31, 1997 decreased to $4,827, a 4.6% decline when compared to the year ended December 31, 1996 amount of $5,060.

The percentage of total revenue for scanners and related services for years ended December 31, 1997, 1996 and 1995 were 94%, 92%, and 93%, respectively. The percentages of total revenue for software and related services for years ended December 31, 1997, 1996 and 1995 were 5%, 5%, and 5%, respectively. The percentage of total revenue for license fees for years ended December 31, 1997, 1996 and 1995 was 1%, 3%, and 2%, respectively.

The gross profit margin decreased to $282 for the year ended December 31, 1997 from $1,047 for the year ended December 31, 1996, a drop of 73%. This resulted from a combination of lower sales volume in the Tangent Division and higher costs principally in the Company's Sedona Division.

The gross profit margin decrease of $693 between the years ended December 31, 1996 and 1995 was a result of inventory write-offs for two discontinued product lines ($400) and the full amortization of software rights received in a litigation settlement ($417). The Company's gross profit margin percentages were 6%, 21%, and 35% for the years ended December 31, 1997, 1996, and 1995, respectively.

Research and Development Expenses: In the years ended December 31, 1997, 1996 and 1995, the Company had research and development expenses of $1,327, $744, and $582, respectively. Research and development expenses as a percentage of revenue for 1997, 1996 and 1995 were 27.5%, 14.7%, and 11.7%, respectively. The 1997 increase from the 1996 amounts of research and development was principally the result of increased expenses in the Sedona software products area and Tangent Imaging Systems Division. The 1996 increase from 1995 levels in research and development was the result of increased personnel engaged in the design of Sedona GeoServices geospatial software products.

Sales and Marketing Expenses: Sales and Marketing expenses for years ended December 31, 1997, 1996 and 1995 totaled $2,773, $1,665, and $1,388, respectively. Sales and marketing expenses as a percentage of Revenue in 1997, 1996 and 1995 were 57.4%, 32.9%, and 27.8%, respectively. Increases are principally the result of the hiring of sales management and personnel and related costs for Sedona.

Operating, General and Administrative Expenses: General and Administrative expenses for the years ended December 31, 1997, 1996 and 1995 totaled $3,375, $2,263, and $985, respectively. The increase in year ended December 31, 1997 expenses compared to the year ended December 31, 1996 resulted principally from the addition of executive level personnel in Corporate and Tangent Imaging Systems Divisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The general and administrative cost increases in the years ended December 31, 1996 from 1995 levels resulted from the addition of key executive management personnel in each subsidiary and in Corporate capacities. In addition, Sedona ($575) and TRC ($150) staffed or initiated their operations during 1996 and the Company incurred $283 of non-cash consulting expense for warrants issued for non-employee services. General and Administrative expenses as percentages of revenue for the years ended December 31, 1997, 1996 and 1995 were 69.9%, 44.7%, and 19.8%,respectively.

Interest expense for years ended December 31, 1997, 1996 and 1995 was $326, $432 and $44, respectively. The Company incurred $100 of non-cash interest expense for the issuance of warrants to note holders of the $5,200 private placement in April of 1997. Interest expense of $193 was incurred on the $5,200 in private placement debentures prior to their conversion at the year ended December 31, 1997 into a new series of preferred stock.

The company has conducted an exhaustive review of the Year 2000 issue with all key executives participating. This review included all software produced by the Company for use by its customers as well as the principal internally used management information system. As a result of this review, conclusion was reached that there is no Year 2000 issue of significance regarding either software produced by the Company or used internally. Nevertheless, management plans to periodically review the Year 2000 issue and will develop a comprehensive plan to address any issues which may arise.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock and debt) including dividend and liquidation preferences, call prices and dates, conversion or exercise prices and redemption requirements. The Company has adopted the standard for all periods presented.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for public enterprises reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

Statement of Financial Accounting Standards No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate certain existing disclosure requirements.

SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of all three statements is not expected to impact financial statements or disclosures.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Index on F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES

                None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                              Age              Position
----                              ---              --------

Andrew E. Trolio                  68               Chairman of the Board

Laurence L. Osterwise             50               CEO, President and Director

William C. Hubbard                42               Executive Vice President

Michael A. Mulshine               58               Secretary and Director

R. Barry Borden                   58               Director

David S. Hirsch                   62               Director

Jack Pellicci                     59               Director

James C. Sargent                  82               Director

Bruce D. Downing                  57               Vice President

Robert J. Griffin                 51               Vice President

Colin B. Matthews                 43               Vice President

All Directors hold office until the next annual meeting of the Shareholders of the Company and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the directors and executive officers have been as follows:

Andrew E. Trolio is Chairman of the Board and a Director of the Company. He founded the Company in 1972. From 1961 to 1971 he was President, Director and Founder of KDI Adtrol, Inc., a company which manufactured photo-optical recording and reading devices for motion picture cameras. He is also credited with several patents as inventor or co-inventor. Mr. Trolio is a Trustee Emeritus of Cabrini College. Mr. Trolio has served as Chairman of the Finance and Audit Committee and is currently a Fellow of the International Society of Optical Engineers. Mr. Trolio received an Honorary Doctor of Science degree from Cabrini College in 1997.

Laurence L. Osterwise was appointed Chief Executive Officer, President and a Director of the Company by action of the Board of Directors on April 23, 1997. Mr. Osterwise began his employment with the Company on November 1, 1996, as its Chief Operating Officer and President of Sedona GeoServices, Inc., a subsidiary. He was most recently President of the $1.5+ billion Communications Division of General Instruments Corporation. Prior to joining General Instruments Corporation, Mr. Osterwise spent 25 years with IBM Corporation, where he held positions as President of Production Industries, U.S. Vice President and Corporate Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and a MS in Computer Sciences from Syracuse University in 1973.

William C. Hubbard has been an Executive Vice President of the Company since March 1996. He initially joined the Company as a consultant in 1995, and later that year he assumed the position of Vice President of Sales and Marketing. From 1991 to 1994, he was Vice President of Marketing for R & B, Inc., a manufacturer and distributor of replacement parts for automobiles, watercraft and trucks. Prior to joining R & B, Inc., Mr. Hubbard spent 6 years with Giles & Ransome, Inc., the last 3 years in the capacity of Corporate Marketing Manager. From 1979 to 1984, he completed a variety of field sales/dealer development and internal staff assignments for Caterpiller, Inc. He received a BA in Economics and Business from Rockford College in 1978. Mr. Hubbard has announced his resignation from the Company effective March 31, 1998.

Michael A. Mulshine has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. In addition, he is a Director of Vasco Data Security International, Inc., an OTC traded company and provider of internet and computer network hardware and software security products for financial institutions, industry and government. Mr. Mulshine received a BSEE degree from the Newark College of Engineering in 1961.

R. Barry Borden, a Director of the Company since June 1996, has founded and managed businesses in the computer hardware and software industry for the past 30 years. Since August 1997, he has served as President of Nettech Systems, Inc., a supplier of software for wireless data communications. Prior to that he has served as Chairman and CEO of Mergent International, a supplier of software for data security on PC Desktops and enterprise wide networks. Since 1984, Mr. Borden has been President of LMA Group Inc., a general management consulting firm. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989 he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

David S. Hirsch, a Director of the Company since January 1992, retired in 1991 from Schroder & Co., Incorporated and its predecessor firms where he was a principal during the five years preceding his retirement. Mr. Hirsch received a BA degree from Cornell University in 1957 and a MBA degree from Harvard University in 1959.

Jack Pellicci, a Director of the Company since October 1996, is Oracle Corporation's Vice President of Global Public Sector "Government and Education". Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open GIS Consortium (OGC), an organization of over 70 commercial, governmental, and educational entities dedicated to open systems approaches to geoprocessing. He is the Vice Chairman of the High Performance Computing and Communications Consortium (HPCCC). In addition, Mr. Pellicci serves on the Armed Forces Communications and Electronics Association (AFCEA) International Technical Committee, and is a Corporate Fellow for the National Governors Association. He also serves on the Board of Advisors for the Club of Rome. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.

James C. Sargent, a Director of the Company since January 1992, is Counsel to the law firm of Opton, Handler, Gottleib, Fieler & Katz, and is counsel to Abel Noser Corporation, a member of the New York Stock Exchange. He was previously a partner and counsel to Whitman & Ransom. He was Regional Administrator from 1955 to 1956, and Commissioner from 1956 to 1960, of the Securities and Exchange Commission.

Bruce Downing has been the President of the Technology Resource Centers, Inc. since July 1996 and was appointed Company Vice President in March 1998. Mr. Downing has more than 30 years experience in computer systems management and business development. His computer industry experience includes positions as a marketing manager and systems consultant for Systems and Computer Technology Corporation, Director of Industry Marketing for Commodore Computers covering education and government markets and as a founding officer and Senior Vice President of Intelligent Electronics. Prior to joining the Company, Mr. Downing was involved in the startup of software and systems consulting companies. Mr. Downing received a BA degree from Grinnel College in 1962 and a MA and PhD degree from the University of Colorado in 1966.

Robert J. Griffin was appointed a Company Vice President in March 1998. He joined the Company as Senior Vice President of Sales and Distribution in the Company's Tangent Imaging Systems Division in September 1997 and in January 1998 Mr. Griffin was appointed President of that unit. Prior to joining the Company, Mr. Griffin directed a broad array of marketing and sales initiatives with International Business Machines Corporation including: market and brand management, customer satisfaction, business partner recruitment and support, sales training and field sales management. Most recently, Mr. Griffin served as Director, Worldwide Competitive Marketing and Sales for IBM, a position directly responsible to the CEO and senior executive team.

Colin B. Matthews has been President of Sedona GeoServices, Inc., since April 1997 and was appointed Company Vice President in March 1998. Prior to his joining the Company, Mr. Matthews was President, COO and a Director of Denbridge Capital Corporation, a Toronto Stock Exchange listed venture capital/ merchant bank to high technology and junior resource companies. Mr. Matthews became a part of the Denbridge organization in 1994 when a company he co-founded in 1992, RMSL Traffic Systems, Ltd., was acquired by the Denbridge organization in a $50 million transaction. Mr. Matthews received a BSC degree in Electronic Engineering in 1975 from Robert Gordons University in Aberdeen, Scotland.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1998 annual meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for the 1998 annual meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the 1998 annual meeting of Shareholders.

                                     PART IV

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

        4.4     Restricted Common Stock Registration Rights
                (1) (Exhibit 4.1).

        4.5     Form of Common Stock Warrant (1) (Exhibit 4.4).

        4.6 Form of Redeemable Common Stock Purchase Warrant and Subscription Agreement (1) (Exhibit 4.5).

        4.8 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series C. (7)

       *4.9 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series D.

      *4.10 Designation of rights and preferences with respect to shares of Class A Convertible Preferred Stock Series D.

     **10.1     Employment Contract - Andrew E. Trolio (1) (Exhibit 10.1).

   *,**10.1.1   Addendum to Employment Agreement - Andrew E. Trolio
                Exhibit (10.1.1).

     **10.2     Employment Contract - Anthony M. Trolio (1)(Exhibit 10.4).

     **10.4     Form of Common Stock Option (1) (Exhibit 10.6).

     **10.5     SCAN-GRAPHICS, Inc. 1992 Long Term Incentive Plan
                (3) (Exhibit 2.1 - Annex E).

       10.6     Facility Lease, 700 Abbott Drive, Broomall, PA (6)
                (Exhibit 10.6).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

       10.7     Form of Selling Shareholder Agreement (4)(Exhibit 10.2).

       10.8     Agreement between SCAN-GRAPHICS, Inc. and
                Howard L. Morgan and the ARCA Group, Inc. (5)(Exhibit 10.9)

       10.9     Agreement between SCAN-GRAPHICS, Inc. and
                Michael A. Mulshine and Osprey Partners. )(6) (Exhibit 10.9

       10.9.1   Agreement between SCAN-GRAPHICS, Inc. and
                Michael A. Mulshine and Osprey Partners. (8)(Exhibit 10.9.1)

       10.9.2   Agreement between SCAN-GRAPHICS, Inc. and
                Michael A. Mulshine and Osprey Partners. (8)(Exhibit 10.9.2)

       10.9.3   Finders Fee Agreement between SCAN-GRAPHICS, Inc. and
                Osprey Partners and C&F Global Enterprises. (8)(Exhibit 10.9.3)

       10.10    Facility Lease, 649 N. Lewis Rd., Limerick, PA.(8)
                (Exhibit 10.10)

       10.10.1 Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA. (8) (Exhibit 10.10.1)

      *10.10.2 Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA. (Exhibit 10.10.2)

     **10.11    Employment Contract - Laurence L. Osterwise (8) (Exhibit 10.11)

     **10.12    Employment Contract - Richard L. Rex (8) (Exhibit 10.12)

     **10.13    Employment Contract - Bruce Downing (8) (Exhibit 10.13)

   *,**10.13.1  Employment Contract - Bruce Downing (Exhibit 10.13.1)

     **10.14    Employment Contract - William Hubbard (8) (Exhibit 10.14)

       10.15 License Agreement between The Ohio State University Research Foundation and Sedona GeoServices, Inc.(8)(Exhibit 10.15)

   *,**10.16    Employment Contract - Colin M. Matthews (Exhibit 10.16)

   *,**10.17    Employment Contract - Robert J. Griffin (Exhibit 10.17)

      *10.18 Facility Lease - 825 N. Easton Road, Doylestown, Pennsylvania (Exhibit 10.18)

       25.1 Power of attorney (included on the signature page to this Form 10-K).

*    Filed herewith.

**   Executive Compensation Plans and Arrangements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

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

(2) Filed as an Exhibit to the Company's Current report on Form 8-K dated June 15, 1992.

(3) Filed as an Exhibit to the Registration Statement on Form 8-K, filed under the Securities Exchange Act of 1934, dated June 19, 1992.

(4) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-47127) filed on July 2, 1992.

(5) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993

(6) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(7) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                   Scan-Graphics, Inc. and Subsidiaries


                                                               Contents


         Report of Independent Certified Public Accountants                                         F-2

         Consolidated financial statements
             Balance sheets as of December 31, 1997 and 1996                                  F-3 - F-4
             Statements of operations for each of the three years
               in the period ended December 31, 1997                                          F-5 - F-6
             Statements of stockholders' equity for each of the three
               years in the period ended December 31, 1997                                    F-7 - F-8
             Statements of cash flows for each of the three years in the
               period ended December 31, 1997                                                F-9 - F-10

         Summary of significant accounting policies                                         F-11 - F-15

         Notes to consolidated financial statements                                         F-16 - F-38

         Financial statements schedule
             Schedule II - Valuation and qualifying accounts and
               reserves for each of the three years in the period
               ended December 31, 1997                                                             F-39





------------------------------------------------------------------

         All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

Report of Independent Certified Public Accountants

Scan-Graphics, Inc.
  and Subsidiaries
Limerick, Pennsylvania

We have audited the accompanying consolidated balance sheets of Scan-Graphics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1995 financial statements of Tangent Engineering, Inc., a wholly owned subsidiary, which statements reflect total assets of $1,657,000 as of December 31, 1995, and total revenues of $3,023,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tangent Engineering, Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scan-Graphics, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                                BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 13, 1998, except for
Note #14, which is dated March 27, 1998

                                            Scan-Graphics, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
                                 (In Thousands, Except Share and Per Share Data)





December 31,                                                                                 1997            1996
--------------------------------------------------------------------------------------------------------------------

Assets

Current assets
     Cash                                                                                $  1,310        $  1,081
     Accounts and notes receivable,
         less allowance for doubtful accounts of $91 and $189                                 696             844
     Inventories                                                                            1,690           1,174
     Prepaid expenses and other current assets                                                267              91
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                        3,963           3,190
--------------------------------------------------------------------------------------------------------------------

Property and equipment,
     less accumulated depreciation and amortization                                         1,226             864
--------------------------------------------------------------------------------------------------------------------

Other assets                                                                                   28              38
--------------------------------------------------------------------------------------------------------------------

                                                                                         $  5,217        $  4,092
====================================================================================================================

                                            Scan-Graphics, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
                                 (In Thousands, Except Share and Per Share Data)




December 31,                                                                              1997               1996
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                                         $     1,013        $       617
     Dividend payable                                                                       30                368
     Deferred revenue                                                                       33                237
     Current maturities, capital lease obligations                                          41                102
     Current maturities of long-term debt                                                  411                 62
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                1,528              1,386
--------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                                     98                107
Capital lease obligations, less current maturities                                          58                 43
Deferred revenue                                                                            19                 --

Stockholders' equity
     Class B preferred stock, par value $0.01
         Authorized 2,000,000 shares
         No issued shares                                                                   --                 --
     Class A convertible preferred stock
         Authorized 1,000,000 shares
         Series A - Issued and outstanding 500,000 shares,
              par value $2.00                                                            1,000              1,000
         Series C - No issued and outstanding shares for 1997 and
              125,000 for 1996, par value $10.00                                            --              1,250
         Series D - Issued and outstanding 2,990 shares for 1997,
              par value $1,000                                                           2,990                 --
     Common stock, par value $0.001
         Authorized 50,000,000 shares
         Issued and outstanding 18,070,319 and 14,780,766 shares                            18                 15
     Additional paid-in capital                                                         22,155             15,295
     Deficit                                                                           (21,322)           (13,323)
     Notes receivable, related parties                                                  (1,327)            (1,681)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                               3,514              2,556
--------------------------------------------------------------------------------------------------------------------

                                                                                   $     5,217        $     4,092
====================================================================================================================

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Operations
                                 (In Thousands, Except Share and Per Share Data)






Year ended December 31,                                                1997               1996              1995
--------------------------------------------------------------------------------------------------------------------

Revenues
     Sales                                                 $          4,791     $        4,935    $        4,866
     License and royalty fees                                            36                125               121
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                        4,827              5,060             4,987

Cost of goods sold (including rent expense
     to a related party of $30 in 1997 and
     $48 in 1996 and 1995)                                            4,545              4,013             3,247
--------------------------------------------------------------------------------------------------------------------

Gross profit                                               `            282              1,047             1,740
--------------------------------------------------------------------------------------------------------------------

Expenses
     Research and development                                         1,327                744               582
     Sales and marketing (including rent expense
         to a related party of $4 in 1997 and $29 in
         1996 and 1995)                                               2,773              1,665             1,388
     General and administrative (including
         related party amounts of $30, $19 and $26,
         respectively)                                                3,375              2,263               985
--------------------------------------------------------------------------------------------------------------------

Total expenses                                                        7,475              4,672             2,955
--------------------------------------------------------------------------------------------------------------------

(Loss) before other (expense) income                                 (7,193)            (3,625)           (1,215)
--------------------------------------------------------------------------------------------------------------------

Other (expense) income
     Litigation legal fees                                             (187)              (179)               --
     Interest expense (including related party
         amounts of $-0-, $23 and $10, respectively)
                                                                       (326)              (432)              (44)
     Other expenses                                                     (29)               (86)              (27)
     Interest income                                                    218                 51                 2
     Other income                                                        --                 --                47
--------------------------------------------------------------------------------------------------------------------

Total other (expense)                                                  (324)              (646)              (22)
--------------------------------------------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Operations
                                 (In Thousands, Except Share and Per Share Data)




Year ended December 31,                                            1997             1996            1995
------------------------------------------------------------------------------------------------------------

(Loss) before income taxes                                 $     (7,517)    $     (4,271)   $     (1,237)

Income taxes                                                         --               --              --
------------------------------------------------------------------------------------------------------------

(Loss) before extraordinary item                                 (7,517)          (4,271)         (1,237)

Extraordinary item
     (Loss) on early extinguishment of debt
         (net of tax of $-0-)                                      (300)              --              --
------------------------------------------------------------------------------------------------------------

Net (loss)                                                       (7,817)          (4,271)         (1,237)

Preferred dividends                                                (182)            (220)           (158)
------------------------------------------------------------------------------------------------------------

Balance, applicable to common stock                        $     (7,999)    $     (4,491)   $     (1,395)
============================================================================================================

Per share data
     Basic
       (Loss) applicable to common shares
         before extraordinary item                         $       (.47)            (.39)           (.14)
       Extraordinary item                                          (.02)              --              --
------------------------------------------------------------------------------------------------------------

Basic net (loss) per common share                          $       (.49)    $       (.39)   $       (.14)
============================================================================================================

Basic weighted average number
     of common shares outstanding                            16,288,296       11,490,332       9,872,327
============================================================================================================

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                               (In Thousands, Except Share Data)






                                                            Class B Preferred        Class A Preferred      Class A Preferred
                                                                  Stock               Stock Series A         Stock Series C
                                                            -------------------      ------------------    --------------------
                                                            Shares      Amount       Shares     Amount      Shares      Amount
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                      --    $     --       500,000  $  1,000          --    $     --

Issuance of preferred stock
     Class A, Series C                                          --          --           --         --     125,000       1,250
Exercise of common stock options                                --          --           --         --          --          --
Exercise of common stock warrants                               --          --           --         --          --          --
Expenses incurred related to issuance of
     preferred stock and common stock                           --          --           --         --          --          --
Preferred stock dividends                                       --          --           --         --          --          --
Net loss, year ended December 31, 1995                          --          --           --         --          --          --
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                      --          --      500,000      1,000     125,000       1,250

Issuance of stock warrants - convertible debt                   --          --           --         --          --          --
Stock warrants/options issued for
     consulting services                                        --          --           --         --          --          --
Exercise of common stock
     options/warrants - stock subscription                      --          --           --         --          --          --
Conversion of debt into common stock                            --          --           --         --          --          --
Exercise of common stock options                                --          --           --         --          --          --
Exercise of common stock warrants                               --          --           --         --          --          --
Expenses incurred related to issuance
     of convertible debt                                        --          --           --         --          --          --
Expenses incurred related to
     issuance of common stock                                   --          --           --         --          --          --
Preferred stock dividends                                       --          --           --         --          --          --
Net loss, year ended December 31, 1996                          --          --           --         --          --          --
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                      --          --      500,000      1,000     125,000       1,250

Stock warrants/options issued for consulting services           --          --           --         --          --          --
Conversion of debt into common stock                            --          --           --         --          --          --
Conversion of debt into preferred stock                         --          --           --         --          --          --
Conversion of preferred stock into common stock                 --          --           --         --    (125,000)     (1,250)
Exercise of common stock options                                --          --           --         --          --          --
Exercise of common stock warrants                               --          --           --         --          --          --
Expenses incurred related to conversion
     of convertible debt                                        --          --           --         --          --          --
Expenses incurred related to issuance of
     common stock                                               --          --           --         --          --          --
Preferred stock dividends                                       --          --           --         --          --          --
Repayment of notes receivable                                   --          --           --         --          --          --
Issuance of stock warrants - convertible debt                   --          --           --         --          --          --
Net loss, year ended December 31, 1997                          --          --           --         --          --          --
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                      --    $     --       500,000  $  1,000          --    $     --
=================================================================================================================================

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                               (In Thousands, Except Share Data)






                                                         Class A Preferred                                                  Notes
                                                           Stock Series D       Common Stock      Additional             Receivable,
                                                       -------------------  --------------------   Paid-In                Related
                                                         Shares   Amount      Shares     Amount    Capital      Deficit     Party
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                 --    $   --     9,718,812   $   10    $  8,303    $  (7,437)   $    --

Issuance of preferred stock
     Class A, Series C                                     --        --            --       --          --           --         --
Exercise of common stock options                           --        --       185,000       --         296           --         --
Exercise of common stock warrants                          --        --       285,000       --         157           --         --
Expenses incurred related to issuance of
     preferred stock and common stock                      --        --            --       --         (79)          --         --
Preferred stock dividends                                  --        --            --       --          --         (158)        --
Net loss, year ended December 31, 1995                     --        --            --       --          --       (1,237)        --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                 --        --    10,188,812       10       8,677       (8,832)        --

Issuance of stock warrants - convertible debt              --        --            --       --         270           --         --
Stock warrants/options issued for
     consulting services                                   --        --            --       --         283           --         --
Exercise of common stock
     options/warrants - stock subscription                 --        --     1,099,300        1       1,680           --     (1,681)
Conversion of debt into common stock                       --        --     2,259,056        2       3,105           --         --
Exercise of common stock options                           --        --       264,222        1         330           --         --
Exercise of common stock warrants                          --        --       969,376        1       1,309           --         --
Expenses incurred related to issuance
     of convertible debt                                   --        --            --       --        (300)          --         --
Expenses incurred related to
     issuance of common stock                              --        --            --       --         (59)          --         --
Preferred stock dividends                                  --        --            --       --          --         (220)        --
Net loss, year ended December 31, 1996                     --        --            --       --          --       (4,271)        --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                 --        --    14,780,766       15      15,295      (13,323)    (1,681)

Stock warrants/options issued for consulting services      --        --            --       --         124           --         --
Conversion of debt into common stock                       --        --       683,020        1       1,954           --         --
Conversion of debt into preferred stock                 2,990     2,990            --       --          --           --         --
Conversion of preferred stock into common stock            --        --       949,352        1       1,451           --         --
Exercise of common stock options                           --        --       182,917       --         295           --         --
Exercise of common stock warrants                          --        --     1,474,264        1       2,864           --         --
Expenses incurred related to conversion
     of convertible debt                                   --        --            --       --         (45)          --         --
Expenses incurred related to issuance of
     common stock                                          --        --            --       --        (183)          --         --
Preferred stock dividends                                  --        --            --       --          --         (182)        --
Repayment of notes receivable                              --        --            --       --          --           --        354
Issuance of stock warrants - convertible debt              --        --            --       --         400           --         --
Net loss, year ended December 31, 1997                     --        --            --       --          --       (7,817)        --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                              2,990    $2,990    18,070,319   $   18    $ 22,155    $ (21,322)   $(1,327)
====================================================================================================================================

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)




Year ended December 31,                                                            1997         1996         1995
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
     Net loss                                                                 $  (7,817)   $  (4,271)   $  (1,237)
     Adjustments to reconcile net loss to net cash
         (used in) operating activities
              Depreciation and amortization                                         384          344          679
              Write-off of purchased software                                        --          556           --
              Consulting expense                                                    124          283           --
              Interest expense and write-off of deferred debt costs                 454          270           --
              Provision for losses on accounts receivable                           (98)         143           12
              (Gain) loss on sale and disposition of assets                          --           23            1
              Decrease in deferred income taxes                                      --           34           --
              Decrease (increase) in
                  Accounts receivable                                               246            3           74
                  Inventories                                                      (644)         280         (391)
                  Prepaid expenses and other current assets                        (176)         (55)          10
                  Other noncurrent assets                                           (17)          30           27
              Increase (decrease) in
                  Accounts payable and accrued expenses                             396         (335)         111
                  Accrued bonuses                                                    --           --         (400)
                  Deferred revenue                                                 (185)          74         (120)
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                          (7,333)      (2,621)      (1,234)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchase of property and equipment                                            (591)        (553)        (129)
     Capitalized trademark and patent costs                                          --           (4)         (10)
     Proceeds from sale of property and equipment                                    --          228           --
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                            (591)        (329)        (139)
--------------------------------------------------------------------------------------------------------------------

                                            Scan-Graphics, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)




Year ended December 31,                                                            1997         1996         1995
--------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities
     Proceeds from issuance of convertible debt and warrants                  $   5,200    $   3,100    $      --
     Payment of preferred stock dividends                                          (289)         (10)          --
     Repayments of notes receivable, related parties                                324           --           --
     Payment against loans payable, officer                                          --          (59)        (108)
     Proceeds from notes payable, officers                                           --           25          387
     Payment of notes payable, officers                                              --         (284)        (207)
     Payment of long-term debt                                                      (66)         (82)         (70)
     Payment of capital lease obligation                                            (46)        (130)         (81)
     Payment of expenses, stock issuance                                           (183)         (59)         (79)
     Payment of expenses, convertible debt                                          (45)        (300)          --
     Proceeds from issuance of preferred stock                                       --           --        1,050
     Proceeds from exercise of common stock warrants/options                      3,162        1,641          444
     Proceeds from issuance of long-term debt                                        96           --           --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         8,153        3,842        1,336
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                    229          892          (37)

Cash and cash equivalents, beginning of year                                      1,081          189          226
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                        $   1,310    $   1,081    $     189
====================================================================================================================

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)



Description of               Scan-Graphics,  Inc. designs,  manufactures and markets a comprehensive  line of
Business                     automated imaging products and related software.

Principles of                The Company's consolidated financial statements include the accounts of its
Consolidation                wholly owned  subsidiaries, Tangent Engineering, Inc., Sedona, Inc. and
                             Technology  Resource  Center, Inc. All significant intercompany accounts and transactions have been eliminated.

Inventories                  Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and                 Property and equipment are stated at cost. Depreciation and amortization are
Equipment,                   computed on the  straight-line method over the estimated useful lives of the
Depreciation and             respective assets.
Amortization

Revenue                      Revenue from product sales is  recognized at the time of shipment. Revenue from
Recognition                  noncontract  maintenance  services is recorded as  performed.  Deferred revenue from maintenance contracts is recognized over the service period of the contract.
                             Revenue from royalty and licensing agreements is recorded when earned.

Research and                 Costs incurred in the research and development of the Company's products are
Development Costs            expensed as incurred. Software production costs (once product is considered
and Software                 feasible and a working model or detail design is completed) are capitalized and
Production Costs             amortized by using the greater of the ratio of actual current revenue recognized over the total estimated revenue, or the straight-line method over the estimated useful lives of the products, not to exceed five years.

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

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)


Net Loss Per        The Company adopted the provisions of Statement of Financial
Common Share        Accounting Standards No. 128 ("SFAS 128") "Earnings Per
                    Share" in 1997. SFAS 128 provides for the calculation of "basic" and "diluted" net loss per share for all periods presented. Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share has not been presented as it would have an antidilutive effect on loss per share. The adoption of SFAS #128 had no impact on the prior years.

Long-Lived          The Company evaluates the recoverability of all intangibles
Assets              and other long-lived assets annually, or more frequently
                    whenever events and circumstances warrant revised estimates, and considers whether the assets should be completely or partially written off or if the amortization period should be accelerated. In accordance with Statement of Financial
                    Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company assesses the recoverability of the assets based on undiscounted estimated future operating cash flows.

Use of Estimates    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration       Financial instruments which potentially subject the Company
of Credit Risk      to credit risk consist of cash equivalents and accounts
                    receivable.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)



                    The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts receivable, is reduced due to the Company's credit evaluation process. The Company does not require collateral from its customers with the exception of certain foreign customers which prepayments or letters of credit are required. Although the Company has a diversified client base, its customers consist primarily of distributors, governmental agencies and large corporate entities.

Fair Value of       The carrying amounts reported in the balance sheets for
Financial           cash, accounts and notes receivable, accounts payable and
Instruments         short-term debt approximate fair value because of the
                    immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the underlying instruments are at variable rates which are repriced frequently. The remaining long-term debt is based on quoted market prices or where quoted market prices are not available on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments.

Income Taxes        The Company accounts for income taxes under the liability
                    method. Deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences, tax losses and credit carryforwards. A valuation allowance is established to reduce deferred tax assets if some, or all, of such deferred tax assets are not likely to be realized.

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

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)



Recent Accounting   Statement of Financial Accounting Standards No. 129,
Pronouncements      "Disclosure of Information about Capital Structure" ("SFAS
                    129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock and debt) including dividend and liquidation preferences, call prices and dates, conversion or exercise prices and redemption requirements. The Company has adopted the standard for all periods presented.

                    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for public enterprises reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies
                              (In Thousands, Except Share and Per Share Amounts)



                    Statement of Financial Accounting Standards No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate certain existing disclosure requirements.

                    SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of all three statements is not expected to impact financial statements or disclosures.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



1. Business         On December 29, 1995, 1,000,000 common shares of
   Combinations     Scan-Graphics, Inc. were issued in exchange for all the
                    outstanding common shares of Tangent Engineering, Inc.
                    ("Tangent"), primarily a manufacturer of document imaging color scanners. The acquisition was accounted for as a pooling of interests. Accordingly, Tangent's operating results are included in the financial statements for all periods presented.

                    On July 28, 1995, the Company acquired all of the outstanding common stock of Sedona GeoServices, Inc. of Pennsylvania ("Sedona") and the rights to their software in exchange for warrants to purchase up to 1,210,000 shares of the Company's common stock at an exercise price of $1.00 per share. Sedona has the exclusive rights to certain "Geographic Information System" software, which, although requiring additional development, is expected to reach technological feasibility in 1998. Warrants to purchase 160,000 shares vested immediately, and the balance will vest as cumulative revenues from future sales of the software reach levels specified in the acquisition agreement. As of December 31, 1997, those levels had not been attained. Warrants which do not vest within five years from the date of acquisition will be canceled.

2. Inventories      Inventories are summarized as follows:

                    December 31,                           1997        1996
                    ----------------------------------------------------------

                    Raw materials                       $   904    $    523
                    Work-in-process                         414         263
                    Finished goods                          372         388
                    ----------------------------------------------------------

                                                        $ 1,690    $  1,174
                    ==========================================================

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



3. Property and     Major classes of property and equipment consist of the
   Equipment        following:

                        December 31,                         1997        1996
                        --------------------------------------------------------

                        Equipment under capital lease     $   387    $    415
                        Machinery and equipment             3,139       2,492
                        Furniture and fixtures                158         110
                        Automobiles and trucks                 12          12
                        Leasehold improvements                116          94
                        Software                              282         253
                        --------------------------------------------------------

                                                            4,094       3,376
                        Less accumulated depreciation
                            and amortization                2,868       2,512
                        --------------------------------------------------------

                                                          $ 1,226    $    864
                        ========================================================

                    Depreciation and amortization expense was $357 in 1997, $344 in 1996 and $457 in 1995.

4. Other Assets     Software purchased is summarized as follows:

                        December 31,                         1997        1996
                        --------------------------------------------------------

                        Capitalized software purchased   $    695    $    695
                        Less accumulated amortization         695         695
                        --------------------------------------------------------

                                                         $     --    $     --
                        ========================================================


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

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



5. Long-Term Debt

        Long-term debt consists of the following:

        December 31,                                          1997         1996
        ------------------------------------------------------------------------

        7% convertible debentures payable, originally
        maturing between May and June 1999. Balance
        was converted into common stock subsequent to
        December 31, 1997 (see Note 6).
                                                        $     311    $      --

        Note payable, payable in monthly installments
        of $6, including interest at 8.75% through
        July 1999. The note payable is collateralized
        by equipment.                                         107          169

        Other                                                  91           --
        ------------------------------------------------------------------------

                                                              509          169
        Less current maturities                               411           62
        ------------------------------------------------------------------------

        Long-term debt                                  $      98    $     107
        ========================================================================

   As of December 31, 1997, long-term debt matures as follows:

            1998                                                      $    411
            1999                                                            62
            2000                                                            36
        ------------------------------------------------------------------------

                                                                      $    509
        ========================================================================

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



6. Stockholders'    Class B Preferred Stock
   Equity
                    Each share of the Company's Class B preferred stock is convertible at the holder's option into ten shares of common stock. The holders of Class B preferred stock are entitled to share in any dividends declared by the Board of Directors on a pro rata basis, without preference, with the holders of common stock. Dividends are not cumulative. In liquidation, the only preference is for the par value of the preferred shares.

                    Class A Preferred Stock

                    Series A, C and D

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

                    The Class A Series C preferred shares pay quarterly dividends at the rate of eight percent (8%) per annum, have cumulative rights and have a liquidation preference for the par value of the preferred shares. Each share is convertible at the election of the holder after twenty-four months from date of issue into shares of common stock at a 50% discount from the "Market Price" (closing bid price for the day) average for the twenty trading days preceding notice of conversion, but not less than $.50 per share or more than $2.50 per share of common stock. The Company has the right to force conversion to common stock upon thirty days written notice after thirty-six months from the date of issue. Each share of Class A Series C represents twenty (20) shares of

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)


                    common stock in voting power in matters brought before the shareholders. During the second and third quarters of 1997, all outstanding shares of Class A Series C preferred stock and their related dividends payable were converted to common stock.

                    The Class A Series D preferred shares pay quarterly dividends at the rate of seven percent (7%) per annum, of the par value of the preferred shares. Each share and any accrued interest is convertible at the election of the holder of the issue into shares of common stock at a price per share equal to the lesser of $7.00 per share or the average closing bid for the five days preceding conversion, or if the conversion price is less than $4.00 per share, at a 10% discount to the average closing bid price for the five days prior to conversion. If the conversion price is greater than $4.00, but less than $7.00, the discount is increased by 1% for each $.20 increase in the conversion price. Conversions are limited to 10% per month on a cumulative basis. The Company has the right to force conversion if the conversion price is equal to or less than $3.00 per share. The holders shall not have any rights to vote on elections of directors or on other corporate matters.

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

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)


                    The warrants are exercisable immediately and expire in March 1999. The "A" warrants are exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants are exercisable at $4.00 per share. The warrants had an estimated, based on an appraisal, fair value of $270. This amount was reflected as a debt discount. Upon the conversion of the notes to stock (see below), this amount was charged to interest expense within the 1996 statement of operations.During 1997 and 1996, 618,454 and 542,841, respectively, of the total 1,200,010 "A" warrants were exercised. During 1997 and 1996, 437,558 and -0-, respectively, of the total 1,200,010 "B" warrants were exercised.

                    During the second and third quarters of 1996, all of the debentures, plus $7 in accrued interest, were converted into 2,259,056 shares of common stock.

                    During December 1996, 260,000 stock options and 839,300 stock warrants were exercised for $366 and $1,315, respectively, by certain officers and directors of the Company in exchange for promissory notes and promissory demand notes. The notes bear an interest rate of 8.25%. The promissory notes, together with accrued interest, have maturity dates ranging from July 1998 through January 2003. The loans are secured by 737,180 shares of the Company's common stock. The Company intends to collect all amounts under these notes. Promissory demand notes totaling $354 were paid during the first quarter 1997.

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                    Convertible Debentures

                    In connection with a $5,200 private placement purchase agreement completed during June 1997, the Company sold 52 units of convertible debentures. Each unit consisted of $100, 7% convertible note due between May and June 1999 and a warrant to purchase 17,308 shares of common stock. The notes and any accrued interest were convertible within 90 days at a price per share equal to the lesser of $7.00 per share or the average closing bid price for the five days preceding conversion, or if the conversion price was less than $4.00 per share, at a 10% discount to the average closing bid price for the five days prior to conversion. If the conversion was greater than $4.00, but less than $7.00, the discount was increased by 1% for every $.20 increase in the conversion price. Debenture conversions are limited to $520 in any month.

                    The warrants were exercisable immediately at $4.00 per share and expire June 1, 2001. The warrants had an estimated fair value, based on an appraisal of $400. This amount is reflected as a debt discount. Upon the conversion of the notes to stock (see below), $100 of this amount was charged to interest expense within the 1997 statement of operations while the remaining $300 was reflected as extraordinary loss on early extinguishment of debt (see Note 13). From August through December 1997, note holders converted $1,900 or 19 units of convertible debentures, plus accrued interest thereon, into 683,150 shares of common stock. During December 1997, note holders converted $2,990 or 29.9 units of convertible debentures, plus accrued interest thereon, into $2,990 shares of Class A Series D preferred stock. Additionally, during January 1998, note holders converted the remaining $310.5 or 3.1 units of convertible debentures, plus accrued interest thereon, into 139,114 shares of common stock.

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                    Options and Warrants

                    Long-Term Incentive Plan

                    On June 12, 1992, at the Company's Annual Meeting, the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted common stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's stockholders. The shares related to the unexercised or undistributed portion of any terminated, expired or forfeited award will also be made available for distribution in connection with future grants under the Plan. During 1997, the Plan was amended to increase the number of options available for future grants to 3,000,000.

                    The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under
                    Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002.

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



Options outstanding under the Long-Term Incentive Plan have been granted to officers, directors and employees to purchase common stock at prices ranging from $.47 to $4.00 per share and expiring between March 8, 1998 and August 25, 2007. All options were granted at market prices. Transactions under this Plan were as follows:

                                                     Exercise         Weighted
                                                  Price Range          Average
                                       Shares       Per Share            Price
  ------------------------------------------------------------------------------

  Outstanding at
      December 31, 1994               473,888   $         .50    $        1.24
                                                           to
                                                         2.25

  Canceled or expired                 (130,000)           .50             1.30
                                                           to
                                                         2.00

  Granted                             490,000             .47             1.18
                                                           to
                                                         2.50

  Exercised                           (125,000)           .47             1.11
                                                           to
                                                         1.81
  ------------------------------------------------------------------------------

  Outstanding at
      December 31, 1995               708,888             .47             1.21
                                                           to
                                                         2.50

  Granted                             782,643            2.00             2.89
                                                           to
                                                         3.50

  Exercised                           (127,222)           .47             1.04
                                                           to
                                                         2.50
  ------------------------------------------------------------------------------

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                                      Exercise         Weighted
                                                   Price Range          Average
                                        Shares       Per Share            Price
   -----------------------------------------------------------------------------

   Outstanding at
       December 31, 1996             1,364,309   $         .47    $        2.20
                                                            to
                                                          3.50

   Canceled or expired                (112,750)            .50             2.30
                                                            to
                                                          3.03

   Granted                             573,717            2.00             3.09
                                                            to
                                                          4.00

   Exercised                          (182,917)            .78             1.62
                                                            to
                                                          2.50
   -----------------------------------------------------------------------------

   Outstanding at
       December 31, 1997             1,642,359             .47             2.57
                                                            to
                                                          4.00
   =============================================================================

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

                                                        Exercise       Weighted
                                                         Price          Average
                                                         Range
                                          Shares       Per Share          Price
   -----------------------------------------------------------------------------

   Outstanding at
       December 31, 1995                 390,000    $       1.34   $       1.46
                                                              to
                                                            1.81

   Exercised                            (390,000)           1.34           1.46
                                                              to
                                                            1.81
   -----------------------------------------------------------------------------

   Outstanding at
       December 31, 1996 and 1997             --              --             --
   =============================================================================

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                                      Exercise       Weighted
                                Option             Price Range        Average
                                Shares               Per Share          Price
 -------------------------------------------------------------------------------

 Exercisable at year-end - qualified stock options

 1995                          708,888           $.47 to $2.50      $    1.21
 1996                          984,309           $.47 to $3.00      $    2.03
 1997                          912,360           $.47 to $4.00      $    2.30

 Available for future grant

 1995                          166,112
 1996                         (616,531)
 1997                          915,502
 ===============================================================================

As of December 31, 1996, the Company over issued stock options under their 1992 plan. During 1997, the Company amended its Long-Term Incentive Plan and increased the number of options available for future grants by 2,000,000 to a total of 3,000,000.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Ranges                 Total
                                    ----------------------------   ----------

                                 $    .47   $   2.00  $     3.00   $      .47
                                       to         to          to           to
 Range of exercise prices            1.00       2.50        4.00         4.00

 Outstanding Options

 Number outstanding at            314,999    160,000   1,167,360    1,642,359
     December 31, 1997

 Weighted average remaining           1.8        3.1         6.3          5.8
     contractual life (years)

 Weighted average                $    .87   $   2.22  $     3.08   $     2.57
     exercise price

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                              Ranges                 Total
                                    ----------------------------   ----------

 Exercisable Options

 Number outstanding at              295,000   85,000    532,360      912,360
     December 31, 1997

 Weighted average                  $    .86  $  2.00    $  3.14     $   2.30
     exercise price

Warrants

Warrants outstanding have been granted to officers, directors, stockholders and others to purchase common stock at prices ranging from $.38 to $5.29 per share and expiring between January 18, 1998 and August 25, 2007. All warrants were granted with exercise prices equal to the fair market value of the underlying stock. Transactions under the plan were as follows:

                                                    Exercise         Weighted
                                                 Price Range          Average
                                      Shares       Per Share            Price
 -------------------------------------------------------------------------------

 Warrants outstanding at
     December 31, 1994             1,650,892   $         .38    $        1.40
                                                          to
                                                        2.10

 Warrants granted                  2,546,500             .44             1.68
                                                          to
                                                        3.00

 Warrants exercised                 (285,000)            .44             1.01
                                                          to
                                                        2.10
 -------------------------------------------------------------------------------

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                                   Exercise         Weighted
                                                Price Range          Average
                                     Shares       Per Share            Price
-------------------------------------------------------------------------------

Warrants outstanding at
    December 31, 1995             3,912,392   $         .38    $        1.61
                                                         to
                                                       3.00

Canceled or expired                (510,000)           1.00             2.57
                                                         to
                                                       3.00

Granted                           3,396,010            1.31             2.68
                                                         to
                                                       4.00


Exercised                        (1,808,676)            .50             1.45
                                                         to
                                                       2.10
-------------------------------------------------------------------------------

Outstanding at
    December 31, 1996             4,989,726             .38             2.30
                                                         to
                                                       4.00

Canceled or expired                (793,598)            .50             3.13
                                                         to
                                                       4.00

Granted                           3,626,473            1.00             3.94
                                                         to
                                                       5.29

Exercised                        (1,474,264)            .50             1.94
                                                         to
                                                       4.00
-------------------------------------------------------------------------------

Outstanding at
    December 31, 1997             6,348,337             .38             3.22
                                                         to
                                                       5.29
===============================================================================

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                                      Exercise        Weighted
                               Warrant             Price Range        Average
                                Shares               Per Share          Price
 -------------------------------------------------------------------------------

 Exercisable at year-end

 1995                        1,961,088           $.38 to $3.00      $    1.73
 1996                        3,236,294           $.38 to $4.00      $    2.58
 1997                        4,698,731           $.38 to $4.00      $    3.56

During 1995, the Company issued 2,546,500 stock warrants. 1,210,000 stock warrants were issued in connection with the Sedona acquisition (see Note 1). The remaining warrants of 1,336,500 were issued in lieu of compensation for various employment contracts. The warrants were issued at fair market value and vest over time.

During 1996, the Company issued 3,396,010 stock warrants. 2,400,020 warrants were issued in connection with the convertible debt (see Note 6 - common stock). Of the remaining warrants of 995,990, 374,999 were issued to nonemployees for certain consulting contracts and 620,991 were issued to employees in lieu of compensation. The 1996 statement of operations reflects a charge of $283 for nonemployee stock warrants and options.

During 1997, the Company issued 3,626,473 stock warrants. 3,000,016 warrants were issued in connection with the 1997 convertible debt financing (see Note 6 - common stock and convertible debentures). Of the 626,457 warrants, 311,457 were issued to nonemployees in lieu of compensation, while the remaining 315,000 were issued to employees.Included among the 311,457 warrants issued to nonemployees are 300,000 warrantswhich were not valued as their vesting is contingent upon completion of certain services. The 1997 statement of operations reflects a charge of $124 for nonemployee stock warrants and options.

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



The following table summarizes information about stock warrants outstanding at December 31, 1997:

                                            Ranges                   Total
                                 -----------------------------    ------------

                               $     .38       1.31  $     2.63   $         .38
                                      to         to          to              to
 Range of exercise prices           1.00       2.38        5.29            5.29

 Outstanding Warrants


 Number outstanding at           1,140,086   254,021   4,954,230       6,348,337
     December 31, 1997

 Weighted average remaining          2.3        2.3         3.4             3.3
     contractual life (years)

 Weighted average              $     .93     $ 1.66  $     3.80   $        3.22
     exercise price

 Exercisable Warrants

 Number outstanding at           243,500    173,021   4,282,210       4,698,731
     December 31, 1997

 Weighted average              $     .67     $ 1.50  $     3.81   $        3.56
     exercise price

The Company is obligated to purchase 294,000 options and 516,362 warrants from two (2) officers and seven (7) employees of the Company in the event of change of control of the Company or termination of employment for breach of contract or convenience at a cash purchase price equal to the amount of the aggregate fair market value of the shares, less the aggregate option/warrant price of such shares. As of December 31, 1997, the market value exceeded the aggregate option/warrant price by approximately $1.3 million.

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995. The Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25, for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividends paid for all years; expected volatility of 35%; risk-free interest rates range from 5.25% to 7.81%; and expected lives range from .77 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee issued stock options and warrants for each of the three years ended December 31, 1997 are as follows:

                                                1997         1996        1995
 -------------------------------------------------------------------------------

 Stock options                              $   1.48    $    1.67    $    .49
 Warrants                                       1.31          .86         .48
 ===============================================================================

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



Had compensation cost for the Company's employee stock options and warrants been determined based on the fair value at the grant date for such awards consistent with the method of SFAS 123, the Company's net loss and basic loss applicable to a common share would have been increased to the pro forma amounts indicated below:

Year ended December 31,                       1997         1996          1995
-------------------------------------------------------------------------------

Net (loss)
    As reported                          $  (7,817)  $  (4,271)   $   (1,237)
    Pro forma                            $  (8,959)  $  (5,121)   $   (1,711)

Basic (loss) applicable to
    common share
         As reported                     $    (.49)  $    (.39)   $     (.14)
         Pro forma                       $    (.55)  $    (.46)   $     (.19)
===============================================================================

7. Revenues from    The Company had a customer during the year ended December
   Major Customers  31, 1997 which accounted for more than 10% of the Company's total sales revenue. Additionally, the Company had a customer for each of the years ended December 31, 1996 and 1995, which accounted for more than 10% of the Company's total sales revenue. Total revenues for these customers amounted to 22%, 14% and 15% in 1997, 1996 and 1995, respectively.

                    A summary of domestic and export sales and gross profits for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                        1997
-------------------------------------------------------------------------------

                                         Total     Domestic           Export
-------------------------------------------------------------------------------

Revenues                            $    4,827  $     2,700     $      2,127

Cost of sales                            4,545        3,129            1,416
-------------------------------------------------------------------------------

Gross profit                        $      282  $     (4,29)   $         711

===============================================================================

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                                                                         1996
 -------------------------------------------------------------------------------

                                          Total     Domestic           Export
 -------------------------------------------------------------------------------

 Revenues                            $    5,060  $     3,760     $      1,300

 Cost of sales                            4,013        3,207              806
 -------------------------------------------------------------------------------

 Gross profit                        $    1,047  $       553     $        494
 ===============================================================================

                                                                         1995
 -------------------------------------------------------------------------------

                                          Total     Domestic           Export
 -------------------------------------------------------------------------------

 Revenues                            $    4,987  $     3,825     $      1,162

 Cost of sales                            3,247        2,777              470
 -------------------------------------------------------------------------------

 Gross profit                        $    1,740  $     1,048     $        692
 ===============================================================================

                    Exports were sold into Western and Eastern Europe, Asia, the Middle East and South America regions.

8. Litigation       On August 15, 1996, the Company filed suit for patent
   Matters          infringement against two competitors. The defendants filed a counterclaim against the Company, requesting that the patents be found invalid. The Company plans to vigorously litigate the matter. The case is presently in the discovery stage, with the trial not scheduled. No provision has been made in the accompanying financial statements related to this uncertainty.

                    During 1995, an action was filed against the Company through the International Arbitration Tribunal in Paris, France, claiming amounts due and damages for the Company's alleged failure to perform its obligations under a March 30, 1990 agreement. The Company filed an answer to the complaint on February 26, 1996, asserting loss of profits from failure by the plaintiff to forward sales orders for parts, maintenance

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)


                    and software. On September 24, 1997, the arbitrator ruled against the Company and ordered them to pay $229. The amount was paid in October 1997 and $139 is reflected in the statement of operations for the period ended December 31, 1997, as the Company has accrued $90 during the year ended December 31, 1996.

                    During 1998, an Action was filed against the Company by a former employee for $360. The basis of the claim is his expired employment agreement and stock warrants issued to him as an employee. The Company plans to vigorously defend itself and may seek a counterclaim. No provision has been made in the accompanying financial statements related to this uncertainty.

9. Related Party    The Company had leased its principal office and one of its
   Transactions     manufacturing facilities from a corporation which is owned by the former chief executive officer of the Company. This operating lease, terminated on August 31, 1997. Rent expense charged to operations was $64 for the year ended December
                    31, 1997 and $96 for each of the years ended December 31, 1996 and 1995.

                    The Company incurred consulting and commission fees, and out-of-pocket expenses of $60, $259 and $73 for the years ended December 31, 1997, 1996 and 1995, respectively, to a company whose president is a director of the Company. Commissions, plus out-of-pocket expenses, were incurred for investment banking type services and other agreed-upon duties provided to the Company.

                                           Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



                    The Company issued stock options and warrants to purchase 54,300 shares of the Company's common stock to directors of the Company for services rendered during 1997. The options and warrants were issued with exercise prices ranging between $3.69 and $3.98 per share, expiring through December 31, 2006. None of these options or warrants were issued at exercise prices below the Company's market value. As of December 31, 1997, none of these options or warrants were exercised.

                    The Company issued stock warrants to purchase 170,000 shares of the Company's common stock to directors of the Company for services rendered during 1996. The warrants were issued with an exercise price of $3.00 per share, expiring through April 30, 2001 with immediately vesting upon issuance. Of the 170,000 warrants, 20,000 were issued at an exercise price below the Company's market value. As of December 31, 1997, none of these warrants were exercised.

10. Profit Sharing  A subsidiary of the Company has a qualified profit
    Plan sharing/401(k) plan (the Plan ) available to all eligible employees. Contributions to the 401(k) portion of the Plan are matched by the Company equal to 100% of voluntary contributions by individual participants, limited to 3% of the individual participant's annual pay. Annual profit sharing contributions to the Plan are at the discretion of the Board of Directors.

                    The total amount charged to operations under the plan was $72, $35 and $83 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



11. Commitments     The Company has employment agreements with certain key
    and             employees which expire at various dates through December
    Contingencies   1998. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors. The commitments for future salaries at December
                    31, 1997 is $778, for 1998 and $625 for 1999.

                    In addition, the Company will be obligated to pay one to two years of annual salary to certain officers and employees of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. The aggregate potential severance pay at December 31, 1997 was $1,013.

                    The Company is obligated under a royalty agreement to make future minimum payments as of December 31, 1997 as follows:

Year ended December 31,
-------------------------------------------------------------------------------

    1998                                                           $     220
    1999                                                                 220
    2000                                                                 220
    2001                                                                 220
    2002                                                                 110
-------------------------------------------------------------------------------

                                                                   $     990
===============================================================================

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)



12. Income Taxes    At December 31, 1997, the Company has accumulated, for
                    federal and state income tax purposes, net operating loss carryforwards and federal tax credit carryforwards. These carryforwards are generally available for use by the Company through the indicated expiration dates.


                                                                 Approximate          Expiration
                    Description                                       Amount               Dates
                    ----------------------------------------------------------------------------
                    Net operating loss carryforwards        $         19,500           1999-2017
                    Investment tax credit carryforwards                   25           1998-2000
                    Research credit carryforwards                        230           2000-2010


                    Approximately $8.1 million of deferred tax assets arising primarily from net operating loss and tax credit carryovers have been offset by a $8.1 million valuation allowance.


13. Extraordinary   In 1997, the Company recognized a $300 extraordinary loss as
    Item-Loss       a result of the early redemption of the 7% convertible
    Related to      debentures. The extraordinary loss consisted of a partial
    Early           write-off of the debt discount which was recorded upon
    Retirement of   issuance of the debentures. There was no tax benefit
    Debt            recognized for the extraordinary item because it increased the Company losses.

14. Subsequent      During March 1998, the Company entered into a $5.2 million
    Events          private placement purchase agreement. The Company expects to sell 52 units of convertible debentures. Each unit consists of $100, 7% convertible note due in two years and a warrant to purchase 28,850 shares of common stock. The notes and any accrued interest are convertible within 90 days at a price per share equal to the lesser of $3 per share or at a 15% discount to the average closing bid price for the five days preceding conversion. If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the debenture and accrued interest at the par value of principal, plus the conversion discount. Conversions are restricted to 10% per month on a cumulative monthly basis.
                    As of March 27, 1998, the Company has received $2.1 million of these proceeds.

                                            Scan-Graphics, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
                              (In Thousands, Except Share and Per Share Amounts)


15. Supplemental
    Disclosures
    of Cash Flow
    Information

     Year ended December 31,                       1997       1996        1995
 -------------------------------------------------------------------------------

  Cash paid during the year for interest       $    223    $   166    $     45
  Cash paid during the year for
      income taxes                                   --         --          10
  Noncash investing and financing
      activities are as follows:
           Conversion of debentures into
               common stock                       1,954      3,107          --
           Issuance of common stock in
               exchange for notes
               receivable, related party             --      1,681          --
           Declaration of preferred stock
               cash dividend                        182        210         158
           Capitalized lease obligations
               incurred to lease new
               equipment                             --        146          --
           Common Stock issued
               in lieu of payment of
               preferred dividends                  201         --         200
           Transfer of inventory to
               equipment in fixed assets            128         --         137
           Transfer of equipment in fixed
               assets to inventory upon
               termination of lease                  --         --          50
           Purchase of a vehicle through
               a note payable                        --         --          33
           Conversion of debentures
               into preferred stock               2,990         --          --
           Dividends payable offset against
               notes receivable - related
               party                                 30         --          --
           Conversion of preferred stock
               Series C into common stock         1,250         --          --

                                            Scan-Graphics, Inc. and Subsidiaries

       Consolidated Schedule II - Valuation and Qualifying Accounts and Reserves


                                                                  (In Thousands)


Column A                                              Column B                     Column C             Column D      Column E
----------------------------------------------------------------------------------------------------------------------------------

                                                    Balance at          Charged to         Charged                     Balance
                                                     Beginning          Costs and          to Other     Reductions      at End
                                                     of Period           Expenses          Accounts     - Describe     of Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
     Allowance for doubtful accounts                  $   189           $      1          $     --      $     99(A)      $   91

Year ended December 31, 1996
     Allowance for doubtful accounts                  $    46           $    155          $     --      $     12(A)      $  189

Year ended December 31, 1995
     Allowance for doubtful accounts                  $   275           $     12          $     --      $    241(A)      $   46


(A) Accounts receivable written-off.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to the be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SCAN-GRAPHICS, INC.

March  30, 1998                            /S/ Laurence L. Osterwise
---------------                            -------------------------------------
DATE                                       LAURENCE L. OSTERWISE
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints Laurence L. Osterwise and Michael A. Mulshine and each of them, as his lawful attorney-in-fact and agent, each with full power of substitution and resubstitution for him and in his name, place and stead in any and all capacities to execute in the name of each such person who is then an officer or director of the registrant any and all amendments (including post-effective amendments) to this report and to file the same with all exhibits thereto and other documents in connection therewith with the Securities Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing required or necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                                   Signatures
                                   ----------

BY /S/ Andrew E. Trolio                                      Date March 30, 1998
  --------------------------                                      --------------
  Andrew E. Trolio                Chairman of the Board
                                  of Directors

BY /S/ Laurence L. Osterwise                                 Date March 30, 1998
  --------------------------                                      --------------
                                  Chief Executive Officer,
                                  President, and Acting
                                  Principal Financial &
                                  Accounting Officer

BY /S/ Michael A. Mulshine                                   Date March 30, 1998
  --------------------------                                      --------------
  Michael A. Mulshine             Director and Secretary

BY /S/ R. Barry Borden                                       Date March 30, 1998
  --------------------------                                      --------------
  R. Barry Borden                 Director

BY /S/ David S. Hirsch                                       Date March 30, 1998
  --------------------------                                      --------------
  David S. Hirsch                 Director

BY /S/ Jack Pellicci                                         Date March 30, 1998
  --------------------------                                      --------------
  Jack Pellicci                   Director

BY /S/ James C. Sargent                                      Date March 30, 1998
  --------------------------                                      --------------
  James C. Sargent                Director