Form 10-K/A
period 1997-12-31
SCAN GRAPHICS INC
filed 1998-04-30
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-K/A

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1997 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___to___

Commission file number                      0-15864
-----------------------------------------------------------------

                        SCAN-GRAPHICS, INC.
-----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                  95-4091769
-----------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification No.)

649 North Lewis Road, Limerick, PA                       19468
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code) 610-495-3003

-----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.001 per share
-----------------------------------------------------------------
                          (Title of class)

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


                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE Company

     The following table lists certain information with respect to the Directors and Executive of the Company.

Name                     Age  Since     Position with the Company
---------------------   ---  -----     -------------------------

R. Barry Borden          58   1996      Chairman of the Board and
                                        Director(1)(3)

Laurence L. Osterwise    50   1996      President, Chief
                                        Executive Officer and
                                        Director(3)

Michael A. Mulshine      58   1985      Secretary and Director(2)

David S. Hirsch          62   1992      Director(1)(2)

Jack A. Pellicci         59   1996      Director

James C. Sargent         82   1992      Director(2)

Andrew E. Trolio         68   1972      Director(3)

William K. Williams      56             Vice President and Chief
                                        Financial Officer of the
                                        Company

Bruce Downing            57             Vice President of the
                                        Company and President,
                                        The Technology Resource
                                        Centers, Inc.

Robert J. Griffin        51             Vice President of the
                                        Company and President,
                                        Tangent Imaging Systems
                                        Division

Colin B. Matthews        43             Vice President of the
                                        Company and President,
                                        Sedona GeoServices, Inc.

-----------------------
     (1) Member of the Compensation Committee of the Board of Directors.

     (2) Member of the Audit Committee of the Board of Directors.

     (3) Member of the Executive Committee of the Board of Directors.


Background

     The business experience, principal occupation and employment of the Directors have been as follows:

     R. Barry Borden was elected Chairman of the Board in April 1998, and has been a Director of the Company since June 1996.
Mr. Borden has founded and managed businesses in the computer hardware and software industry for the past 30 years. Since August 1997, he has served as President of Nettech Systems, Inc., a supplier of software for wireless data communications. Prior to that he served as Chairman and CEO of Mergent International, a supplier of software for data security on PC Desktops and enterprise wide networks. Since 1984, Mr. Borden has been President of LMA Group Inc., a general management consulting firm. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989 he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

     Laurence L. Osterwise was appointed Chief Executive Officer, President and a Director of the Company in April, 1997. Mr. Osterwise began his employment with the Company on November 1, 1996, as its Chief Operating Officer and President of Sedona GeoServices, Inc., a subsidiary. He was most recently President of the $1.5+ billion Communications Division of General Instruments Corporation. Prior to joining General Instruments Corporation, Mr. Osterwise spent 25 years with IBM Corporation, where he held positions as President of Production Industries, U.S. Vice President and Corporate Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and a MS in Computer Sciences from Syracuse University in 1973.

     Andrew E. Trolio is a Director of the Company and Past-Chairman of the Board of Directors. He founded the Company in 1972. From 1961 to 1971 he was President, Director and Founder of KDI Adtrol, Inc., a company which manufactured photo-optical recording and reading devices for motion picture cameras. He is also credited with several patents as inventor or co-inventor. Mr. Trolio is a Trustee Emeritus of Cabrini College. Mr. Trolio has served as Chairman of the Finance and Audit Committee and is currently a Fellow of the International Society of Optical Engineers. Mr. Trolio received an Honorary Doctor of Science degree from Cabrini College in 1997.

     Michael A. Mulshine has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. Mr. Mulshine is a Director of Vasco Data Security International, Inc., an OTC traded company and provider of internet and computer network hardware and software security products for financial institutions, industry and government. Additionally, Mr. Mulshine is a Director of Prediction Systems, Inc., a software engineering company specializing in the technology of modeling and simulation, and a Director of Inresco, Inc., a manufacturer of high-performance circuit protection devices. Mr. Mulshine received a BSEE degree from the Newark College of Engineering in 1961.

     David S. Hirsch, a Director of the Company since January 1992, retired in 1991 from Schroder & Co., Incorporated and its predecessor firms where he was a principal during the five years preceding his retirement. Mr. Hirsch received a BA degree from Cornell University in 1957 and a MBA degree from Harvard University in 1959.

     Jack A. Pellicci, a Director of the Company since October 1996, is Oracle Corporation's Vice President of Global Public Sector "Government and Education". Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open GIS Consortium (OGC), an organization of over 70 commercial, governmental, and educational entities dedicated to open systems approaches to geoprocessing. He is the Vice Chairman of the High Performance Computing and Communications Consortium (HPCCC). In addition, Mr. Pellicci serves on the Armed Forces Communications and Electronics Association (AFCEA) International Technical Committee, and is a Corporate Fellow for the National Governors Association. He also serves on the Board of Advisors for the Club of Rome. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.

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

     William K. Williams was appointed Vice President and Chief Financial Officer in April 1998. Mr. Williams has more than 27 years experience in corporate financial management and business development. Prior to joining the Company, Mr. Willams was for 5 years an independent financial consultant working primarily with emerging companies. He served for 5 years as Vice President of Business Development at Intelligent Electronics, an information technology products, services and solutions provider. In addition, Mr. Williams served in a variety of financial management positions in 17 years with DuPont, a leading worldwide chemical and energy products manufacturer, including 4 years as Director of Finance for operations in Japan. Mr. Williams received an MBA degree in Finance from the University of Maryland.

     Bruce Downing has been the President of the Technology Resource Centers, Inc. since July 1996 and was appointed a Company Vice President in March 1998. Mr. Downing has more than 30 years experience in computer systems management and business development. His computer industry experience includes positions as a marketing manager and systems consultant for Systems and Computer Technology Corporation, Director of Industry Marketing for Commodore Computers covering education and government markets and as a founding officer and Senior Vice President of Intelligent Electronics. Prior to joining the Company, Mr. Downing was involved in the startup of software and systems consulting companies. Mr. Downing received a BA degree from Grinnel College in 1962 and a MA and PhD degree from the University of Colorado in 1966.

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

     Colin B. Matthews has been President of Sedona GeoServices, Inc., since April 1997 and was appointed a Company Vice President in March 1998. Prior to his joining the Company, Mr. Matthews was President, COO and a Director of Denbridge Capital Corporation, a Toronto Stock Exchange listed venture capital/merchant bank to high technology and junior resource companies. Mr. Matthews became a part of the Denbridge organization in 1994 when a company he co-founded in 1992, RMSL Traffic Systems, Ltd., was acquired by the Denbridge organization in a $50 million transaction. Mr. Matthews received a BSC degree in Electronic Engineering in 1975 from Robert Gordons University in Aberdeen, Scotland.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and the other most highly compensated officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Officers"), with respect to the last three fiscal years.

                    SUMMARY COMPENSATION TABLE

                                           Long Term
                                           Compensation
                          Annual Compen-   ------------  All(1,2)
                          sation           Option/War-   Other
Name and                  --------------   rant Awards   Compen-
Principal Position  Year  Salary   Bonus     (shares)    sation
------------------  ----  ------   -----   ------------  -------

Andrew E. Trolio    1997 $152,000    -       50,000      $24,329
Past-Chairman of    1996 $188,500    -       74,000      $32,040
the Board           1995 $115,284    -       55,000      $ 8,445

Laurence Osterwise  1997 $121,154    -      250,000         -
Chief Executive     1996 $ 28,385    -      300,000         -
Officer & President

William C. Hubbard  1997 $114,231    -       50,000         -
Executive Vice      1996 $ 70,000  $25,157   65,000         -
President           1995 $ 40,923    -      144,000         -

Colin B. Matthews   1997 $119,385    -      200,000         -
Vice President of
the Company and
President of
Sedona GeoServices,
Inc.
----------------------------
     (1) In 1997, no executive officer other than Mr. Trolio received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus.

     (2) The amounts disclosed in this column represent premiums paid by the Company for an insurance annuity. As of December 31, 1997 this insurance policy had a cash surrender value of $45,085 to Mr. Trolio.

Certain Employment Agreements

     On November 1, 1996, the Company entered into an Employment Agreement with Laurence L. Osterwise, its Chief Executive Officer and President (the "CEO Agreement"). The CEO Agreement has a term of three years and two months and continues thereafter on a year-to-year basis. Compensation during this period will be $180,000 through December 31, 1997, $225,000 through December 31, 1998, and $250,000 through December 31, 1999, as base annual salary plus additional compensation as directed by the Board of Directors. In the event the Company is acquired during the term of the CEO Agreement or any renewal term thereof, and the acquirer chooses to terminate Mr. Osterwise, or fails to renew the CEO Agreement for at least one year, the Company is obligated to pay Mr. Osterwise a severance payment equal to one year's annual salary, plus an amount equal to the accrued deferred compensation, plus bonuses and commissions earned and unpaid, if any. In addition, upon termination of employment by the Company, Mr. Osterwise shall be deemed to have vested in any stock options, and in such event, Mr. Osterwise may exercise his right to purchase any such vested options at any time within one year of termination. If such termination had occurred on December 31, 1997, the Company would have been obligated to pay Mr. Osterwise $225,000. The termination remuneration described above is not payable in the event of termination for cause. Effective September 1, 1997, Mr. Osterwise agreed to forego the cash portion of his compensation for one year. As a result of this action, and with the approval of the Board of Directors, Mr. Osterwise was granted warrants to purchase up to 250,000 shares of the Company's Common Stock, at an exercise price 25% over the closing bid of the stock on the date of approval, or $3.75 per share. These warrants shall vest as of September 1, 1998.

Option/Warrant Grants

     The following table sets forth certain information concerning options/warrants granted to the Named Officers, and additional information concerning such grants of stock options/warrants during fiscal year 1997. No stock appreciation rights have been granted by the Company.

          Number                                Potential Real-
          of Sec-   Percentage                  lized Value at
          urities   of Total                    Annual Rates of
          Under-    Options/                    Stock Price
          lying     Warrants                    Appreciation
          Options/  Granted to                  for Options/
          Warrants  Employees  Exercise Expir-  Warrant Term
          Granted   in Fiscal  Price    ation   -----------------
Name      (shares)  Year 1997  ($/Sh)   Date    5%($)    10%($)
--------- --------  ---------  -------  ------  -----------------

Trolio     50,000     6.15%    $3.125  4/22/07 101,171    263,204
Osterwise 250,000    30.75%    $3.75   8/25/07 335,074  1,088,861
Hubbard    50,000     7.38%    $3.25   3/31/02  46,890    101,724
Matthews  200,000    25.00%    $3.00   4/01/02 173,746    376,372


Option Exercises and Fiscal Year-End Values

     The following table sets forth certain information as of December 31, 1997, regarding the number and year end value of unexercised stock options held by each of the Named Officers. No stock appreciation rights have been granted by the Company.

                                        Number of
                                        Securities Under-
                                        lying Unexercised
                                        Options/Warrants
          Shares                        at December 31, 1997(#)
          Acquired on    Value          -------------------------
Name      Exercise(#)    Realized($)    Exercisable/Unexercisable
--------- -----------    -----------    -------------------------

Trolio        -0-            -0-         429,000         -0-
Osterwise     -0-            -0-         200,000       350,000
Hubbard       -0-            -0-         110,000         -0-
Matthews      -0-            -0-           -0-         200,000


(tabled continued)

          Value of
          Unexercised
          In-the-Money
          Options/Warrants
          at December 31, 1997($)(1)
          -------------------------
Name      Exercisable/Unexercisable
--------- -------------------------

Trolio     $577,812       -0-
Osterwise     -0-         -0-
Hubbard    $ 15,000       -0-
Matthews      -0-         -0-
-----------------------

     (1) Based on the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on that date ($2.50), net of the option exercise price.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Company's Board of Directors (the "Compensation Committee") is responsible for recommending compensation policies with respect to the Company's executive officers, and for making decisions about awards under the Company's stock-based compensation plans. Each member of the Compensation Committee is a "non-employee director" within the meaning of Rule 16b-3 under the Securities Act of 1934, as amended (the "Act"), and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. This report addresses the Company's compensation policies for 1997 as they affected the Chief Executive Officer and the Company's other executive officers, including the Named Officers.

Compensation Policies

     The Compensation Committee's executive compensation policies are designed to provide competitive compensation opportunities, reward executives consistent with the Company's performance, recognize individual performance and responsibility, underscore the importance of shareholder value creation, and assist the Company in attracting and retaining qualified executives. The principal elements of compensation employed by the Compensation Committee to meet these objectives are base salaries, annual cash incentives, and long-term stock-based incentives.

     All compensation decisions are determined following a review of many factors that the Compensation Committee believes are relevant, including external competitive data, the Company's achievements over the past year, the individual's contributions to the Company's success, any significant changes in role or responsibility, and the internal equity of compensation relationships.

     In general, the Compensation Committee intends that the overall total compensation opportunities provided to the executive officers should reflect competitive compensation for executives with corresponding responsibilities in comparable firms providing similar products and services. To the extent determined to be appropriate, the Compensation Committee also considers general economic conditions, the Company's financial performance, and the individual's performance in establishing the compensation opportunities for the executive officers. Total compensation opportunities for the executive officers are adjusted over time as necessary to meet this objective. Actual compensation earned by the executive officers reflects both their contributions to the Company's actual shareholder value creation and the Company's actual financial performance.

     The competitiveness of the Company's total compensation program - including base salaries, annual cash incentives, and long-term stock-based incentives - is regularly assessed with the assistance of the Compensation Committee's outside compensation consultant. Data for external comparisons may be drawn from a number of sources, including the publicly available disclosures of selected comparable firms with similar products and national compensation surveys of information technology firms of similar size.

     To present a reasonable comparison of the Company's performance versus its peers, the Board of Directors has determined that it would employ two indexes in the Comparative Stock Performance section of this Proxy Statement; (i) the NASDAQ-US Index, and (ii) the NASDAQ Computer & Data Processing Index, since there is no one index that exactly matches the Company's business. As the Company progresses with its business development plans, many of the firms in these indexes will be employed in the peer group to be used by the Compensation Committee to assess the external competitiveness of compensation levels.

     While the targeted total compensation levels for the executive officers are intended to be competitive, compensation paid in any particular year may be more or less than the average, depending upon the Company's actual performance.

Base Salary

     Base salaries for all executive officers, including the Chief Executive Officer, are reviewed by the Compensation Committee on an annual basis. In determining appropriate base salaries, the Compensation Committee considers external competitiveness, the roles and responsibilities of the individual, the internal equity of compensation relationships, and the contributions of the individual to the Company's success.

Annual Cash Incentive Opportunities

     The Compensation Committee believes that executives should be rewarded for their contributions to the success and profitability of the Company and, as such, approves the annual cash incentive awards. Incentive awards are linked to the achievement of revenue and net income goals by the Company and/or specific business units, and the achievement by the executives of certain assigned objectives. The individual objectives set for executive officers of the Company are generally objective in nature and include such goals as revenue, profit and budget objectives, and increased business unit productivity. The Compensation Committee believes that these arrangements tie the executive's performance closely to key measures of success of the Company or the executive's business unit. All executive officers, including the Chief Executive Officer, are eligible to participate in this program. There were no annual cash incentive award payments made by the Company in 1997.

Long-Term Stock-Based Incentives

     The Compensation Committee also believes that it is essential to link executive and shareholder interests. As such, from time to time the Compensation Committee grants stock options to executive officers and other employees under the 1992 Plan.
In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the individual to the success of the Company, and the need to retain the individual over time. All executive officers, including the Chief Executive Officer, are eligible to participate in this program.

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Although no Named Officer received compensation exceeding this limit in 1997, the Company has limited the number of shares of Common Stock subject to options which may be granted to Company employees in a manner that complies with the performance-based requirements of
Section 162(m). While the Compensation Committee does not currently intend to qualify its annual incentive awards as a performance-based plan, it will continue to monitor the impact of
Section 162(m) on the Company.

                               Respectfully submitted,
                               R. Barry Borden, Chairman
                               David S. Hirsch

Compensation Committee Interlocks and Insider Participation

     The current members of the Company's Compensation Committee are Messrs. R. Barry Borden and David S. Hirsch. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding the ownership of the Company's voting securities as of April 30, 1998, assuming conversion of Series A Preferred Stock into one share of Common Stock, and including options and warrants by (i) each person known by the Company to be the beneficial owner of more than five percent of any class of its voting securities,
(ii) each director and executive officer, and (iii) all directors and executive officers as a group.

                                                  Percentage of
                         Amount & Nature of       Outstanding
Beneficial Owner(1)      Beneficial Ownership(2)  Common Stock
-------------------      -----------------------  --------------

Andrew E. Trolio              2,589,288(3)             13.0%
Laurence L. Osterwise           200,000                  *
Michael A. Mulshine             829,727(4)              4.2%
David S. Hirsch                 229,567(5)              1.2%
James C. Sargent                115,243                  *
R. Barry Borden                  51,780                  *
Jack A. Pellicci                 27,260                  *
Bruce D. Downing                 16,667                  *
Robert J. Griffin                 5,000                  *
Colin B. Matthews                33,333                  *
William K. Williams(6)             -0-                   *

All Directors and
Executive Officers as
a group (11 persons)          4,097,865                19.5%
-------------------
*    Represents one percent or less.

     (1) Unless otherwise indicated, the address of all persons listed is c/o Scan-Graphics, Inc. 649 North Lewis Road, Limerick,
PA 19468.

     (2) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned in the table.

     (3) Includes 510,288 shares of Common Stock held by Mr. Trolio's wife, as to all of such shares Mr. Trolio disclaims beneficial ownership. Includes 500,000 shares of Series A Preferred Stock owned by Mr. Trolio, representing all of the outstanding shares of the Series A Preferred Stock.

     (4) Includes warrants to purchase 70,000 shares issued to Osprey Partners, a company owned by Mr. Mulshine.

     (5) Includes 10,940 shares of Common Stock held by Mr. Hirsch's wife, as to all of such shares Mr. Hirsch disclaims beneficial ownership. Includes 51,100 shares of Common Stock held by Mr. Hirsch's children, as to all of such shares Mr. Hirsch disclaims beneficial ownership.

     (6)   Mr. Williams was elected Vice President and Chief
Financial Officer of the Company in April 1998.

     The foregoing table also includes shares which the following directors and executive officers have the right to acquire within sixty days upon the exercise of options and warrants: Mr. Trolio, 329,000 options, 350,000 warrants; Mr. Osterwise, 200,000 warrants; Mr. Mulshine, 42,845 options, 574,583 warrants; Mr. Hirsch, 65,345 options; Mr. Sargent, 77,845 options; Mr. Borden, 51,780 options; Mr. Pellicci, 27,260 options; Mr. Downing, 16,667 options; Mr. Griffin, 5,000 options; Mr. Matthews, 33,333 options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had leased its former principal office and manufacturing facility through August 31, 1997, from Lin-Lea Corporation, a company which is owned by Andrew E. Trolio. Rent expense charged to operations was $64,000 for the portion of 1997 in which the Company operated out of that facility.

     In January 1997, the Board of Directors approved a Consulting Agreement with Osprey Partners, a company which is owned by Michael A. Mulshine. Under the agreement, Osprey was paid a $5,000 monthly retainer during 1997 for shareholder and investor relations activities and for management consulting services. In January 1998, Osprey's agreement with the Company was adjusted, such that in lieu of cash compensation for 1998, Osprey was issued warrants to purchase up to 70,000 shares of Common Stock, with such warrants to vest at the rate of 5,833.33 shares on the first of each month for the twelve months starting January 1, 1998, and such warrants to be exerciseable for up to ten years at 25% above the closing bid ($3.36) on the effective date of the agreement. In addition to the above-referenced monthly retainer fee, the Company incurred commissions and management consulting expenses in the amount of $180,708 for the year ended December 31, 1997, to Osprey Partners. Management believes that the levels of compensation for the services provided by Osprey were at least as favorable as would be available to the Company from a third party source.

     Effective March 21, 1998, Andrew E. Trolio entered into a Retirement Settlement Agreement with the Company ("Settlement Agreement"). The Settlement Agreement was reviewed and ratified by the Board of Directors. Under the Settlement Agreement, Mr. Trolio agreed to step down as Chairman of the Company's Board of Directors, effective upon the election of a new Chairman. As a condition thereof, Mr. Trolio is expected to remain as a Director of the Company for a minimum of three years. In addition, Mr. Trolio agreed to surrender 500,000 shares of Common Stock that he purchased at the end of 1996 from the Company, and certain promissory notes relating to such purchase have been canceled.
In consideration of the preceding, Mr. Trolio was issued warrants to purchase up to 250,000 shares of the Company's common stock, exerciseable for ten years at the exercise price of $2.546875, which was the average of the bid and asked prices at the closing on March 20, 1998.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (c)  Exhibits

          23.1      Consent of Independent Accountants


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCAN-GRAPHICS, INC
                                   Registrant


                                   By:  /s/ WILLIAM K. WILLIAMS
                                        William K. Williams
                                        Vice President and Chief
                                        Financial Officer
April 30, 1998

                          EXHIBIT INDEX

EXHIBIT
NUMBER         ITEM                                    PAGE NO.
-------        ----------------------------------      --------

23.1           Consent of Independent Accountants