Form 10-Q
period 1998-03-31
SCAN GRAPHICS INC
filed 1998-05-15
CIK 764843

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission File Number    0-15864

                               SCAN-GRAPHICS, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       PENNSYLVANIA                                     95-4091769
----------------------------------  --------------------------------------------
 (State of Incorporation)                   (IRS Employer Identification No.)

             649 NORTH LEWIS ROAD, LIMERICK, PENNSYLVANIA 19468-1234
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  610-495-3003
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     18,496,909 shares of common stock were outstanding as of March 31, 1998

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES

                                                                                     INDEX
PART I.  FINANCIAL INFORMATION                                                       PAGE
------------------------------                                                       ----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 1998 (Unaudited)
         and December 31, 1997                                                       3 - 4

         Consolidated Statements of Operations -- (Unaudited) Three months ended
         March 31, 1998 and 1997                                                     5

         Consolidated Statements of Cash Flow -- (Unaudited)
         Three months ended March 31, 1998 and 1997                                  6

         Notes to Financial Statements --   March 31, 1998                           7 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               10 - 12


PART II.  OTHER INFORMATION
---------------------------
Item 1 through Item 6.                                                               13



SIGNATURE PAGE                                                                       14
--------------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)

                                                  MARCH 31,
                                                    1998          DECEMBER 31,
                                                 (UNAUDITED)          1997
                                                 -----------      ------------

ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                     $1,485           $1,310
      Accounts receivable, less
         allowance for doubtful accounts of
         $78 and $91                                 1,060              696
      Inventories                                    1,167            1,690
      Prepaid expenses and other current
          assets                                       327              267
                                                    ------           ------

      TOTAL CURRENT ASSETS                           4,039            3,963

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                  1,167            1,226

OTHER NON-CURRENT ASSETS                                38               28
                                                    ------           ------

TOTAL ASSETS                                        $5,244           $5,217
                                                    ======           ======


                See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)

                                                                               MARCH 31,
                                                                                 1998              DECEMBER 31,
                                                                              (UNAUDITED)              1997
                                                                              -----------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                       $ 1,249               $ 1,013
    Dividend payable                                                                 36                    30
    Deferred revenue                                                                 62                    33
    Current maturities, capital lease obligations                                    42                    41
    Current maturities of long-term debt                                            103                   411
    Current maturities, retirement obligation                                       132                     -
                                                                                 ------                ------

           TOTAL CURRENT LIABILITIES                                              1,624                 1,528
                                                                                 ------                ------

LONG-TERM LIABILITIES

    Long-term debt, less current maturities                                          71                    98
    Capital lease obligation, less current maturities                                48                    58
    Deferred revenue                                                                  -                    19
    Long-term portion of retirement obligation                                      286                     -
                                                                                 ------                ------

           TOTAL LONG-TERM LIABILITIES                                              405                   175
                                                                                 ------                ------

STOCKHOLDERS' EQUITY

    Class A convertible preferred stock Authorized 1,000,000 shares Series A, issued and outstanding
       500,000 shares, par value $2.00                                            1,000                 1,000
        Series D, par value $1,000 Issued and Outstanding, 1,435 shares at March
        31, 1998 and 2,990 shares,
        at December 31, 1997                                                      1,435                 2,990
        Series E, Issued and Outstanding 2,085
        shares, par value $1,000                                                  2,085                     -
    Common stock, par value $0.001 Authorized 50,000,000 shares Outstanding
        18,496,909 shares at March 31, 1998 and 18,070,319
        shares at December 31, 1997                                                  19                    18
    Additional paid-in capital                                                   23,350                22,155
    Deficit                                                                     (24,254)              (21,322)
    Notes Receivable, Related Parties                                              (420)               (1,327)
                                                                                 ------                ------

               TOTAL STOCKHOLDERS' EQUITY                                         3,215                 3,514
                                                                                 ------                ------

               TOTAL LIABILITIES & STOCKHOLDER EQUITY                           $ 5,244               $ 5,217
                                                                                =======               =======

                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)

                                                          UNAUDITED
                                                 THREE MONTHS ENDED MARCH 31,
                                                     1998            1997
                                                 ------------    ------------

SALES                                            $      1,202    $        933

LICENSE AND ROYALTY FEES                                    9              25
                                                 ------------    ------------
                  Total revenues                        1,211             958
COST OF GOODS SOLD                                      1,543             880
  (Including inventory write down
     provisions of $737 in 1998)
                                                 ------------    ------------
GROSS PROFIT(LOSS)                                       (332)             78
                                                 ------------    ------------

EXPENSES:

      Research and development                            431             202

      Sales and marketing                                 795             478

      General and administrative
        (Including severance and relocation
         provisions of $179 and retirement
         obligation expense of $418 in 1998)            1,199             613
                                                 ------------    ------------


                  Total operating expenses              2,425           1,293
                                                 ------------    ------------
OPERATING (LOSS) BEFORE

      OTHER INCOME (EXPENSE)                           (2,757)         (1,215)
                                                 ------------    ------------

OTHER INCOME                                               35              53

Other Expense                                             (19)           (117)
                                                 ------------    ------------

                  Total other income (expense)             16             (64)
                                                 ------------    ------------

(LOSS) BEFORE INCOME TAXES                             (2,741)         (1,279)

INCOME TAXES                                             --              --
                                                 ------------    ------------

NET (LOSS)                                             (2,741)         (1,279)

PREFERRED DIVIDENDS                                      (192)            (55)
                                                 ------------    ------------

BALANCE, APPLICABLE TO COMMON STOCK              $     (2,933)   $     (1,334)
                                                 ============    ============

BASIC NET(LOSS) PER SHARE OF COMMON STOCK        $       (.16)   $       (.09)
                                                 ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                          18,422,874      15,495,257
                                                 ============    ============



                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands, except share and per share data)

                                                             UNAUDITED
                                                    THREE MONTHS ENDED MARCH 31,
                                                         1998       1997
                                                        -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net (Loss)                                            $(2,741)   $(1,279)
  Adjustments to reconcile net income (loss)
      to net cash (used) in operating activities:
  Depreciation and amortization                              82         91
  Increase in inventory write downs                         737       --
  Fixed asset write down                                     28       --
  (Increase) decrease in notes and
    accounts receivable                                    (364)       118
  (Increase) decrease in inventories                       (214)      (128)
  Increase in retirement obligation                         418       --
  (Increase) in other current assets                        (60)       (40)
  (Increase) in other non-current assets                    (10)       (41)
  Increase in accounts payable
      and accrued expenses                                  242        180
  Increase(decrease)in deferred revenue                      10         (8)
                                                        -------    -------

     Total adjustments                                      869        172
                                                        -------    -------

  Net cash (used) in operating
      Activities                                         (1,872)    (1,107)
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (51)      (130)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                         (27)       (16)
  Payment of preferred dividends                           --         (201)
  Payment of capital lease obligations                      (10)       (56)
  Proceeds from issuance of Preferred Stock, Series E     2,085       --
  Proceeds from exercise of Common stock
    warrants/options                                         50      1,408
  Payment of Expenses, Stock Issuance                      --          (71)
  Repurchase of subsidiary stock                           --          (12)
                                                        -------    -------

  Net cash provided in financing activities               2,098      1,052
                                                        -------    -------

(DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                      175       (185)

CASH AND CASH EQUIVALENTS,
      at beginning of year                                1,310      1,081
                                                        -------    -------
CASH AND CASH EQUIVALENTS,
      at end of period                                  $ 1,485    $   896
                                                        =======    =======



                 See accompanying notes to financial statements.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)

Note #1

The accompanying consolidated financial statements are unaudited and include the accounts of Scan-Graphic's, Inc. and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

In the opinion of management all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly its financial position of the Company as of March 31, 1998 and the results of its operations for the three month periods ended March 31, 1998 and 1997. The results of operations experienced for the three month period ended March 31, 1998 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1998.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1997 annual financial statements.

Note #2  Inventories:

         Inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                                    March 31,
                                                    1998           December 31,
                                                    (Unaudited)    1997
                                                    -----------    ------------

         Raw materials                                $  771         $  904
         Work-in-process                                 126            414
         Finished products                               270            372
                                                      ------         ------
                                                      $1,167         $1,690
                                                      ======         ======


Note #3  Property and Equipment:

         Property and equipment consists of:


                                                    March 31,
                                                    1998           December 31,
                                                    (Unaudited)    1997
                                                    -----------    ------------

         Equipment under capital lease                $  419          $  387
         Machinery & Equipment                         2,828           3,139
         Furniture & Fixtures                            483             158
         Autos & Trucks                                   12              12
         Leasehold Improvements                          116             116
         Software                                        288             282
                                                      ------          ------
                                                       4,146           4,094
         Less accumulated
           depreciation and amortization               2,979           2,868
                                                      ------          ------

         Net Fixed Assets                             $1,167          $1,226
                                                      ======          ======

Note #4  Commitments and Contingencies:

                  The Company will be obligated to pay one to three years of annual salary to certain officers of the Company if the Company is acquired or merged and the acquirer chooses to terminate their services. In this event, the aggregate potential severance pay at March 31, 1998 is $548.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)

Note #5  Long-Term Debt:

         Long-term debt consists of the following:


                                                                                March 31,
                                                                                1998           December 31,
                                                                                (Unaudited)    1997
                                                                                -----------    ------------
         7% Convertible debentures payable, originally maturing between
         May and June 1999. Balance was converted into preferred
         stock during January 1998 (See Note 6)                                   $   -            $311

         Note Payable, payable in monthly installments of $6, including interest at 8.75% through July 1999. The note payable
         collateralized
         by equipment.                                                               91             107

         Other                                                                       83              91
                                                                                   ----             ---
         TOTAL LONG-TERM DEBT                                                       174             509

         Less current maturities                                                    103             411
                                                                                   ----            ----
         Long-term debt                                                            $ 71            $ 98
                                                                                   ====            ====


Note #6  Stockholders' Equity

         During the first quarter 1998, one shareholder exercised common stock options resulting in 50,000 shares of common stock being issued for $50.

         During the first quarter of 1998, the remaining $311 of 7% Convertible Notes issued in April 1997 were converted to a new Series "D" of 7% Convertible Preferred Stock.

         During the first quarter of 1998, holders of $1,554 principal value of the Series "D" Preferred Stock exercised their right to convert into common stock and 876,588 shares were issued.

         See discussion below under "Liquidity and Capital Resources" for a description of a new Series "E" Preferred Stock issue.

         During the first quarter 1998, 30,000 common stock options and 320,000 common stock warrants were issued to employees of the Company. Of the warrants, 250,000 were issued to Andrew E.
         Trolio pursuant to a Retirement Agreement, dated April 16,
         1998, which had an effective date of March 21, 1998. In addition, $907 in Notes Receivable, Related Parties were cancelled as part of this Agreement in return for surrender of 500,000 shares of common stock.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)

Note #7  Supplemental Disclosures of Cash Flow Information:


                                                    March 31,
                                                    1998           December 31,
                                                    (Unaudited)    1997
                                                    -----------    ------------

Cash paid during year for interest                   $    7            $ 8
                                                     ======            ===

Non-cash financing activities
  are as follows:

Declaration of preferred
  stock dividend                                     $  100            $55
                                                     ======            ===

Preferred Subscriptions Receivable                   $   --            $50
                                                     ======            ===

Conversion of 7% debentures
  to Preferred Stock                                 $  311             --
                                                     ======            ===

Conversion of Series D Preferred Stock
  to Common Stock                                    $1,554             --
                                                     ======            ===
Expenses incurred related to issuance
  of Class A Convertible Preferred
  Stock, Series E                                    $   92             --
                                                     ======            ===

Notes Receivable, Related Parties reduction
  for surrender of 500,000 shares of
  Common Stock                                       $  907             --
                                                     ======            ===

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS
                (In Thousands, except share and per share data)

Liquidity and Capital Resources

At March 31, 1998, cash and cash equivalents increased to $1,485, a $175 increase compared to the December 31, 1997 amount of $1,310. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of March 31, 1998, the cash flows from operating activities resulted in a net use of cash of $1,872. This use of cash was primarily due to the Company's development costs in all Divisions as well as operating losses sustained by the Tangent Imaging Systems Division. In May, 1998 management decided to refocus operations on those which showed the best current performance and future prospects. Additionally, inventory reserves of $737 as well as $179 of other expenses for severance and facilities consolidation were taken as part of this refocusing, as of the March 31, 1998 reporting date. Also as of March 31, 1998, management recorded $418 in costs related to a retirement agreement with the Company's founder and former chairman. Under this agreement, among other things, cash payments aggregating approximately $485 will be made through the year 2000 and 250,000 warrants for purchase of common stock were issued at fair market value.

Inventory write downs stemmed from two decisions which were made as at March 31, 1998. First, based on Tangent Imaging Systems successes in the commercial color reprographics and scanning marketplace coupled with the changing market requirements, the continuing technological difficulties and the results of the newspaper field trials in the monochrome marketplace, the Company has decided to focus its resources in the faster growth, higher margin color markets, thereby decreasing its resources devoted to monochrome development, manufacturing and distribution. Second, the early feedback on Sedona GeoServices' software products coupled with the disappointing evolution of the mapping conversion market has led the Company to reduce its resources focused on mapping conversion. With these two decisions, management believes it now is appropriate to record inventory reserves for the impacted areas.

Increases in receivables ($364) were due principally to delays in collections. Accounts payable and accrued expenses increased $242 due principally to $151 in reserves for severance and relocation expenses taken in connection with the Company's refocusing efforts discussed above, as of March 31, 1998.

As of March 31, 1998, the cash flows from investing activities resulted in a net use of cash of $51. The use of cash was due primarily to purchases of equipment.

As of March 31, 1998, the cash flows from financing activities resulted in net cash provided by financing activities of $2,098. The increase in cash provided was due to the exercise of common stock options as well as proceeds from the sale of Series "E" Preferred Stock described below.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS (In Thousands, except share andper share data)

Liquidity and Capital Resources (Continued)

During March 1998, the Company entered into a $5.2 million private placement purchase agreement. Under the Agreement, the company completed, in April 1998, the sale of 52 units of convertible preferred stock. Each unit consists of 100 shares of Series E Convertible Preferred Stock, and a warrant to purchase 28,850 shares of common stock of the Company. The Preferred Stock and any accrued interest are convertible within 90 days at a price per share equal to the lesser of $3.00 per share or at a 15% discount to the average closing bid price for the five days preceding conversion. The warrants had an estimated, based on an appraisal, fair value of $230, $92 of which was deemed to have been allocated to the first quarter with the remainder allocated to the second quarter when the offering was completed.

If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the Preferred Stock and accrued dividends at the par value of principal, plus the conversion discount. Conversions are restricted to 10% per month on a cumulative monthly basis. As of March 31, 1998, $2,085 had been raised through these subscriptions. On April 7, 1998, subscriptions for this offering were completed and the Company had received the remaining proceeds for a total $5,200.

The Company believes that proceeds from the private placement of convertible preferred stock noted above and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1998.

Results of Operations

Net Revenue for the three months ended March 31, 1998 increased to $1,211, a 26% increase compared to the three months ended March 31, 1997, amount of $958. Revenue in excess of 10% of revenue to one customer accounted for approximately 46% of net revenue for the three months ended March 31, 1998 involved two customers, compared to revenue in excess of 10% of revenue to one customer which accounted for approximately 44% of net revenue for the three months ended March 31, 1997 from three customers which had each crossed the 10% threshold.

Gross Margin percentages at March 31, 1998 and 1997 were (27.4%) and 8.1% of revenue, respectively. The decrease in gross profit (loss) is accounted for by the inventory reserves noted above. Excluding the reserves, gross margin would have been 33.4% for the quarter ended March 31, 1998, an increase due to increased volume and lower costs.

Research and development expense as a percentage of revenue increased to 35.6% of revenue at March 31, 1998 compared to 21.1% of revenue at March 31, 1997. The Company continues to invest its resources in the development of geospatial and imaging software and state-of-the-art, cost competitive scanners.

Sales and Marketing expense as a percentage of revenue increased to 65.6% of sales at March 31, 1998 compared to 49.9% at March 31, 1997. This increase was due to increased headcount principally in Sedona GeoServices and Tangent Imaging Systems Divisions.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)

Results of Operations (Continued)

General and Administrative expense for the first quarter of 1998 was 99.0% of revenue compared to 64.0% at March 31, 1997. This increase was due principally to the reserves for the retirement agreement noted above ($418) and severance and relocation reserves ($179). Excluding these items, general and administrative expenses would have been $602, or 49.7% of sales, a decrease attributable to the higher level of sales in 1998.

Inflation

There can be no assurance that the Company's business will not be affected by inflation in the future, however, management believes the inflation did not have a material effect on the results of operations or financial condition of the Company during the period presented herein.

                           PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings

                  On March 11, 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361 for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company has categorically denied the plaintiff's claims and will defend its actions if required.

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of
                  Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8K - None

         Exhibit Document

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. - None

        *(4) Instruments defining the rights of security holders. Documents related to Class A Convertible Preferred Stock, Series E. (Exhibit 4.0)

        *(10)     Material Contracts

                  Retirement Settlement Agreement - Andrew E. Trolio (Exhibit 10.0)

         (11)     Statement re: computation of per share earnings.

                  Not applicable

         (15)     Letter re:  unaudited financial information.

                  Not applicable

         (18)     Letter re:  change in accounting principles.

                  Not applicable

         (19)     Previously unfiled documents. - None

         (20)     Report(s) furnished to security holders. - None

         (23) Published report regarding matters submitted to vote of security holders. - None

         (24)     Consents of experts and counsel. - None

         (25)     Power of attorney. None

         (28)     Additional exhibits. - None

(*) Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.

                                   SCAN-GRAPHICS, INC.

DATE:     May 15, 1998             /S/ Laurence L. Osterwise
     ----------------------       --------------------------
                                   Laurence L. Osterwise
                                   President & Chief Executive Officer

DATE:     May 15,1998              /S/ William K. Williams
     ----------------------       --------------------------
                                   William K. Williams
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)