Form 10-Q
period 1998-06-30
SCAN GRAPHICS INC
filed 1998-08-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


Commission File Number    0-15864
                          -------


                                    SCAN-GRAPHICS, INC.
             -------------------------------------------------------
             (exact name of registrant as specified in its charter)

      PENNSYLVANIA                                     95-4091769
--------------------------                  ---------------------------------
 (State of Incorporation)                   (IRS Employer Identification No.)

             649 NORTH LEWIS ROAD, LIMERICK, PENNSYLVANIA 19468-1234
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  610-495-3003
         --------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES    X     NO
                                                  -----       ------

19,238,846 shares of common stock were outstanding as of June 30, 1998

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES






                                                                          INDEX
PART I.  FINANCIAL INFORMATION                                            PAGE
-------  ---------------------                                            -----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 1998 (Unaudited)
         and December 31, 1997                                            3 - 4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended June 30, 1998 and 1997                            5

         Consolidated Statements of Operations -- (Unaudited)
         six months ended June 30, 1998 and 1997                              6

         Consolidated Statements of Cash Flow -- (Unaudited)
         six months ended June 30, 1998 and 1997                              7

         Notes to Financial Statements -- June 30, 1998                  8 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11 - 13


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                  14 - 15



SIGNATURE PAGE                                                               16
---------------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)



                                                   JUNE 30,
                                                    1998          DECEMBER 31,
                                                 (UNAUDITED)          1997
                                                 -----------      ------------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                     $2,825           $1,310
      Accounts receivable, less
         allowance for doubtful accounts of
         $37 in 1998 and $91 in 1997                 1,544              696
      Inventories                                    1,153            1,690
      Prepaid expenses and other current
          assets                                       226              267
                                                    ------           ------

      TOTAL CURRENT ASSETS                           5,748            3,963

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                  1,125            1,226

OTHER ASSETS                                            36               28
                                                    ------           ------

TOTAL ASSETS                                        $6,909           $5,217
                                                    ======           ======







                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)


                                                                               JUNE 30,
                                                                                 1998       DECEMBER 31,
                                                                              (UNAUDITED)       1997
                                                                              -----------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                       $  1,017      $  1,013
    Dividend payable                                                                 110            30
    Deferred revenue                                                                  86            33
    Current maturities, capital lease obligations                                     44            41
    Current maturities of long-term debt                                             104           411
    Current maturities, retirement obligation                                        103            --
                                                                                --------      --------

           TOTAL CURRENT LIABILITIES                                               1,464         1,528
                                                                                --------      --------

LONG-TERM LIABILITIES

    Long-term debt, less current maturities                                           44            98
    Capital lease obligation, less current maturities                                 63            58
    Deferred revenue                                                                  --            19
    Long-term portion of retirement obligation                                       255            --
                                                                                --------      --------

           TOTAL LONG-TERM LIABILITIES                                               362           175
                                                                                --------      --------

STOCKHOLDERS' EQUITY

    Class A convertible preferred stock
       Authorized 1,000,000 shares
        Series A, issued and outstanding
         500,000 shares, par value $2.00                                           1,000         1,000
        Series D, par value $1,000
         Issued and Outstanding, 250 shares
         at June 30, 1998 and 2,990 shares,
         at December 31, 1997                                                        250         2,990
        Series E, Issued and Outstanding 5,200
         shares, par value $1,000                                                  5,200            --

    Common stock, par value $0.001 Authorized 50,000,000 shares Outstanding
        19,238,846 shares at June 30, 1998 and 18,070,319
        shares at December 31, 1997                                                   19            18
    Additional paid-in capital                                                    24,505        22,155
    Deficit                                                                      (25,471)      (21,322)
    Notes Receivable, Related Parties                                               (420)       (1,327)
                                                                                --------      --------

               TOTAL STOCKHOLDERS' EQUITY                                          5,083         3,514
                                                                                --------      --------

               TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $  6,909      $  5,217
                                                                                ========      ========







                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)


                                                                                         UNAUDITED
                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                 1998                     1997
                                                                              ----------               ----------
SALES                                                                            $ 1,542                   $1,321

LICENSE AND ROYALTY FEES                                                               -                        3
                                                                              ----------               ----------
                           Total revenues                                          1,542                    1,324
COST OF GOODS SOLD                                                                   779                      866
                                                                              ----------               ----------


GROSS PROFIT                                                                         763                      458

EXPENSES:
      Research and development                                                       397                      324
      Sales and marketing                                                            674                      648
      General and administrative                                                     704                      810
                                                                              ----------               ----------


                           Total operating expenses                                1,775                    1,782

OPERATING (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                                      (1,012)                  (1,324)

OTHER INCOME                                                                          50                       55
Other Expense                                                                        (22)                    (112)
                                                                              ----------               ----------


                           Total other income (expense)                               28                      (57)

(LOSS) BEFORE INCOME TAXES                                                          (984)                  (1,381)

INCOME TAXES                                                                           -                        -

NET (LOSS)                                                                          (984)                  (1,381)

PREFERRED DIVIDENDS                                                                 (235)                     (41)

BALANCE, (LOSS) APPLICABLE TO COMMON STOCK                                       $(1,219)               $  (1,422)
                                                                              ==========               ==========

BASIC AND DILUTED NET(LOSS)PER SHARE OF
       COMMON STOCK                                                              $  (.06)                  $ (.09)
                                                                              ==========               ==========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                                     18,838,003               15,728,740
                                                                              ==========               ==========




                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)

                                                                      UNAUDITED
                                                              SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                1998               1997
                                                            ------------      ------------

SALES                                                       $      2,744      $      2,255
LICENSE AND ROYALTY FEES                                               9                27
                                                            ------------      ------------
                           Total revenues                          2,753             2,282
COST OF GOODS SOLD                                                 2,322             1,746
                                                            ------------      ------------


GROSS PROFIT                                                         431               536

EXPENSES:
      Research and development                                       828               526
             Sales and marketing                                   1,469             1,125
       General and administrative                                  1,903             1,424
                                                            ------------      ------------


                           Total operating expenses                4,200             3,075
OPERATING (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                      (3,769)           (2,539)

OTHER INCOME                                                          85               108
Other Expense                                                        (41)             (229)
                                                            ------------      ------------

                           Total other income (expense)               44              (121)

(LOSS) BEFORE INCOME TAXES                                        (3,725)           (2,660)

INCOME TAXES                                                        --                --

NET (LOSS)                                                        (3,725)           (2,660)

PREFERRED DIVIDENDS                                                 (427)              (96)

BALANCE, (LOSS) APPLICABLE TO COMMON STOCK                  $     (4,152)     $     (2,756)
                                                            ============      ============


BASIC AND DILUTED NET(LOSS) PER SHARE OF
       COMMON STOCK                                         $       (.22)     $       (.18)
                                                            ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                     18,668,398        15,612,644
                                                            ============      ============





                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands, except share and per share data)

                                                              UNAUDITED
                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                          1998           1997
                                                        -------         -------
CASH FLOW FROM OPERATING ACTIVITIES:

       Net (Loss)                                       $(3,725)        $(2,660)
       Adjustments to reconcile net (loss)
        to net cash (used) in operating activities:
       Depreciation and amortization                        169             196
        Increase in inventory write-downs                   737            --
       (Increase) in notes and accounts receivable         (848)           (131)
       Fixed asset write-down                                28            --
       (Increase) in inventories                           (200)           (275)
       Increase in retirement obligation                    358            --
       (Increase) decrease in other assets                   41            (129)
       (Increase) in other non-current assets                (8)            (45)
       Increase in accounts payable
        and accrued expenses                                  4             189
       Increase(decrease)in deferred revenue                 34              (7)
                                                        -------         -------

               Total adjustments                            315            (202)
                                                        -------         -------

       Net cash (used) in operating
        Activities                                       (3,410)         (2,862)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                   (97)           (321)
       Capitalized trademarks & patents                       0              (8)
                                                        -------         -------

       Net Cash (used) in investing activities              (97)           (329)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of long-term debt                          (50)            (30)
       Net payments/conversions of preferred
        dividends to Common Stock                            14            (201)
       Increase in capital lease obligations                  8             (87)
       Proceeds from issuance of Preferred Stock,
       Series E                                           5,200            --
       Proceeds from issuance of notes payable             --             5,200
       Proceeds from exercise of Common stock
       warrants/options                                      50           1,161
       Proceeds from subscription receivables              --               347
       Payment of Expenses, Stock Issuance                 (200)            (71)
       Repurchase of subsidiary stock                      --               (12)
                                                        -------         -------

       Net cash provided by financing activities          5,022           6,307
                                                        -------         -------

       INCREASE IN CASH AND CASH EQUIVALENTS            $ 1,515         $ 3,116

       CASH AND CASH EQUIVALENTS,
        at beginning of year                            $ 1,310         $ 1,081
                                                        -------         -------

       CASH AND CASH EQUIVALENTS,
        at end of period                                $ 2,825         $ 4,197
                                                        =======         =======



                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)



Note #1

The accompanying consolidated financial statements are unaudited and include the accounts of Scan-Graphics', Inc. and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the six month periods ended June 30, 1998 and 1997. The results of operations experienced for the six month period ended June 30, 1998 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1998.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1997 annual financial statements on Form 10-K and Form 10-Q for the Company's quarter ended March 31, 1998.

Note #2  Inventories:

                  Inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                                           June 30,
                                                           1998              December 31,
                                                           (Unaudited)        1997
                                                           -----------       ------------

                  Raw materials                               $  724            $  904
                  Work-in-process                                119               414
                  Finished products                              310               372
                                                              ------            ------
                                                              $1,153            $1,690
                                                              ======            ======


Note #3  Property and Equipment:

                  Property and equipment consists of:

                                                              June 30,
                                                              1998           December 31,
                                                              (Unaudited)      1997
                                                              -----------    ------------

                  Equipment under capital lease               $  449            $  387
                  Machinery & Equipment                        2,834             3,139
                  Furniture & Fixtures                           492               158
                  Autos & Trucks                                  12                12
                  Leasehold Improvements                         116               116
                  Software                                       288               282
                                                              ------            ------
                                                               4,191             4,094
                  Less accumulated
                   depreciation and amortization               3,066             2,868
                                                              ------            ------

                  Net Property and Equipment                  $1,125            $1,226
                                                              ======            ======

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)


Note #4  Long-Term Debt:

                  Long-term debt consists of the following:

                                                            June 30,
                                                            1998                    December 31,
                                                            (Unaudited)                 1997
                                                            -----------             ------------
                  7% Convertible debentures payable,
                  originally maturing between May
                  and June 1999. Balance was converted
                  into preferred stock during
                  January 1998                                $  -                      $311

                  Note Payable, payable in monthly
                  installments of $6, including
                  interest at 8.75% through July 1999.
                  The note payable is collateralized
                  by equipment.                                 74                       107

                  Other                                         74                        91
                                                              ----                      ----
                  TOTAL LONG-TERM DEBT                        $148                      $509

                  Less current maturities                      104                       411
                                                              ----                      ----
                  Long-term debt                              $ 44                      $ 98
                                                              ====                      ====

Note #5  Stockholders' Equity

                  During the second quarter of 1998, holders of $1,185 principal value of the Series "D" Preferred Stock exercised their right to convert into common stock and 756,937 shares were issued.

                  See discussion below under "Liquidity and Capital Resources" for a description of Series "E" Preferred Stock issue completed in the second quarter of 1998.

                  During the second quarter of 1998, 120,000 common stock options with exercise prices approximating fair value at time of grant (range: $1.56 to $2.16)and 957,228 common stock warrants were issued to employees and non-employees of the Company. Of the warrants, 30,000 were issued at an exercise price of $1.75 and the remaining 927,228 were related to the issuance of Series E Convertible Preferred Shares and had an exercise price of $3.00 (see further discussion under "Liquidity and Capital Resources").

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)




Note #6  Supplemental Disclosures of Cash Flow Information:

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                          1998            1997
                                                                          ----            ----

           Cash paid during year for interest                            $   29           $ 19
                                                                         ======           ====

           Non-cash financing activities are as follows:

            Declaration of Preferred
              Stock Cash Dividend                                        $  196           $109
                                                                         ======           ====

           Preferred Subscriptions Receivable                            $  --            $  8
                                                                         ======           ====

           Conversion of 7% debentures to
            Preferred Stock                                              $  311           $--
                                                                         ======           ====

           Conversion of Series C Preferred
            Stock to Common Stock                                        $ --             $230
                                                                         ======           ====

           Conversion of Series D Preferred
            Stock to Common Stock                                        $2,740           $--
                                                                         ======           ====

           Expenses incurred related to
            Issuance of Class A Convertible
            Preferred Stock, Series E                                    $  230           $--
                                                                         ======           ====

           Notes Receivable, Related Parties
            reduction for surrender of
            500,000 shares of Common Stock                               $  906           $346
                                                                         ======           ====


                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)


Results of Operations

Net Revenue for the three months ended June 30, 1998 increased to $1,542, a 16% increase compared to the three months ended June 30, 1997, amount of $1,324. Revenue to two customers accounted for approximately 25% of net revenue for the three months ended June 30, 1998, compared to revenue to three customers which accounted for approximately 45% of net revenue for the three months ended June 30, 1997.

Net Revenue for the six months ended June 30, 1998 increased to $2,753, a 21% increase compared to the six months ended June 30, 1997, amount of $2,282. Revenue to one customer accounted for approximately 22% of net revenue for the six months ended June 30, 1998, and revenue to two customers accounted for approximately 33% of net revenue for the six months ended June 30, 1997.

Gross Margin percentages for the three months ended June 30, 1998 and 1997 were 49.5% and 34.6% of revenue, respectively. The increase in gross profit is due to increased volume and lower costs.

Gross Margin percentages for the six months ended June 30, 1998 and 1997 were 15.7% and 23.5% of revenue, respectively. The decrease in gross profit (loss) is accounted for principally by the inventory reserves noted in the "Liquidity and Capital Resources" section below. Excluding the reserves, gross margin would have been 42.4% for the first half ended June 30,1998, an increase due to increased volume and lower costs.

Research and development expense as a percentage of revenue increased to 25.7% of revenue for the three months ended June 30, 1998 compared to 24.5% of revenue for the three months ended June 30, 1997. The Company continues to invest its resources in the development of geospatial and imaging software and state-of-the-art, cost competitive scanners.

For the six months ended June 30, 1998 and 1997, research and development expenses as a percentage of revenues increased to 30.1% versus 23.0%, respectively, reflecting emphasis on development activities.

Sales and Marketing expense as a percentage of revenue decreased to 43.7% of sales for these months ended June 30, 1998 compared to 48.9% at June 30, 1997. This decrease was due to increased volume. Sales and marketing expenses as a percentage of revenue increased to 53.3% of revenue for the six months ended June 30, 1998, compared to 49.3% at June 30, 1997. The Company has increased sales and marketing efforts in all three business units to pursue and develop market opportunities.

General and Administrative expense for the second quarter of 1998 was 45.7% of revenue compared to 61.2% at June 30, 1997. This decrease was due principally to a higher level of sales as well as lower total dollar expenditures in this category. General and Administrative expense for the six months ended June 30, 1998 was 69.1% of revenue compared to 62.4% at June 30, 1997. This increase was due principally to the refocusing and retirement reserves discussed below. Absent these reserves, general and administrative expense for this six months ended June 30, 1998 would have been 47.4%, a decrease due to higher sales and lower dollar expenditures.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, except share and per share data)

Liquidity and Capital Resources

At June 30, 1998, cash and cash equivalents increased to $2,825, a $1,515 increase compared to the December 31, 1997 amount of $1,310. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of June 30, 1998, the cash flows from operating activities resulted in a net use of cash of $3,410. This use of cash was primarily due to the Company's development costs in all Divisions as well as operating losses sustained by the Tangent Imaging Systems Division. In May, 1998 management decided to refocus operations on those which showed the best current performance and future prospects. Inventory reserves of $737 as well as $179 of other expenses for severance and facilities consolidation were taken as part of this refocusing, as of the March 31, 1998 reporting date. Also as of March 31, 1998, management recorded $418 in costs related to a retirement agreement with the Company's founder and former chairman. Under this agreement, among other things, cash payments aggregating approximately $485 will be made through the year 2000 and 250,000 warrants for the purchase of common stock were issued at fair market value.

Increases in receivables ($848) were due principally to increases in sales as well as some extended terms to facilitate sales.

As of June 30, 1998, the cash flows from investing activities resulted in a net use of cash of $97. The use of cash was due primarily to purchases of equipment.

As of June 30, 1998, the cash flows from financing activities resulted in net cash provided by financing activities of $5,022. The increase in cash provided was due to the exercise of common stock options as well as proceeds on the sale of Series "E" Preferred Stock described below.

During March 1998, the Company entered into a $5.2 million private placement purchase agreement. Under the Agreement, the company completed, in April 1998, the sale of 52 units of convertible preferred stock. Each unit consists of 100 shares of Series E Convertible Preferred Stock, and a warrant to purchase 28,850 shares of common stock of the Company. The Preferred Stock and any accrued dividends are convertible within 90 days at a price per share equal to the lesser of $3.00 per share or at a 15% discount to the average closing bid price for the five days preceding conversion. The warrants had an estimated, based on an appraisal, fair value of $230, $92 of which was deemed to have been allocated to the first quarter with the remainder of $138 allocated to second quarter when the offering was completed.

If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the Preferred Stock and accrued dividends at the par value of principal, plus the conversion discount. Conversions are restricted to 10% per month on a cumulative monthly basis. As of June 30, 1998, $5,200 had been raised through these subscriptions and the subscriptions were completed. The underlying common shares of this issue have been registered with the Securities and Exchange Commission and at the Company's Annual Meeting held June 24, 1998, Shareholders ratified issuance of these securities.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)



Liquidity and Capital Resources (Continued)

On August 7, 1998, the Series E investors agreed to new terms under which there will be no conversions of Series E Preferred from August 1, 1998 through January 31, 1999. Thereafter, up to 25% of the remaining Series E Preferred may be converted per month on a cumulative basis per holder. Prior to restructure of the agreement, the investors were allowed, starting in July 1998, to convert up to 10% of their Series E Preferred to common stock per month and to sell the common stock into the market. Also, as a part of the restructured agreement, the Company has agreed to adjust the exercise price of 1,500,200 warrants issued to the investors (28,850 warrants per $100,000 invested) from $3.00 per share to $2.25 per share, under the condition that prior to February 1, 1999, these warrants cannot be exercised if the common stock is below $4.00 per share. In addition, the Company has agreed to issue up to 1,500,200 new warrants to the investors (28,850 warrants per $100,000 invested) to purchase stock at an exercise price of $4.00 per share. These new warrants will not vest (become exerciseable) until February 1, 1999. An investor will receive 28,850 warrants for each $100,000, or pro rata portion thereof, of Series E Preferred held on February 1, 1999.

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

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of
                  Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8K

                  On July 7, 1998, the Company filed Form 8K advising that Ernst & Young, LLP had been retained to serve as the Company's certifying independent accountants.

         Exhibit Document

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. - None

         (4) Instruments defining the rights of security holders. Documents related to Class A Convertible Preferred Stock, Series E. (Exhibit 4.0)

         (10)     Material Contracts
                  Retirement Settlement Agreement - Andrew E. Trolio (Exhibit 10.0)

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

                  Proposal No. 1
                  --------------
                  In Election of Directors to terms expiring in 1998:


                                                                WITHHELD/
                                              FOR               AGAINST          TOTAL
                                              ---               -------          -----
                  R. Barry Borden           16,828,934          214,973         17,043,907
                  David S. Hirsch           16,805,984          237,923         17,043,907
                  Michael A. Mulshine       16,808,934          234,973         17,043,907
                  Laurence L. Osterwise     14,709,347        2,334,560         17,043,907
                  Jack A. Pellicci          16,806,934          236,973         17,043,907
                  James C. Sargent          16,806,934          236,973         17,043,907
                  Andrew E. Trolio          16,828,914          214,993         17,043,907

                  Proposal No. 2
                  --------------
                  Ratification of Issuance of Company's
                  Class A Preferred Stock, Series E

                  FOR                       AGAINST           ABSTAIN
                  ---                       -------           -------
                  16,253,430                624,707           165,770

         (24)     Consents of experts and counsel. - None

         (25)     Power of attorney. None

         (28)     Additional exhibits. - None

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SCAN-GRAPHICS, INC.



DATE: August 14, 1998               /S/ Laurence L. Osterwise
     ----------------------         --------------------------
                                    Laurence L. Osterwise
                                    President & Chief Executive Officer




DATE: August 14, 1998                /S/ William K. Williams
     ----------------------         ------------------------
                                    William K. Williams
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)