Form 10-Q
period 1998-09-30
SCAN GRAPHICS INC
filed 1998-11-16
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


Commission File Number    0-15864
                          -------


                               SCAN-GRAPHICS, INC.
             -----------------------------------------------------
             (exact name of registrant as specified in its charter)

            PENNSYLVANIA                                95-4091769
      ------------------------                --------------------------------
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
               Registrant's telephone number, including area code


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----


19,703,309 shares of common stock were outstanding as of October 31, 1998

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES





                                                                                INDEX
PART I.  FINANCIAL INFORMATION                                                  PAGE
------------------------------                                                  -----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- September 30, 1998 (Unaudited)
         and December 31, 1997                                                  3 - 4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended September 30, 1998 and 1997                         5

         Consolidated Statements of Operations -- (Unaudited)
         nine months ended September 30, 1998 and 1997                          6

         Consolidated Statements of Cash Flow -- (Unaudited)
         nine months ended September 30, 1998 and 1997                          7

         Notes to Consolidated Financial Statements -
         September 30, 1998                                                     8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          11-13

PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                          14-15

SIGNATURE PAGE                                                                  16
--------------

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)

                                                        SEPTEMBER 30,
                                                            1998              DECEMBER 31,
                                                         (UNAUDITED)             1997
                                                      -------------         ------------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                            $1,903               $1,310
      Accounts receivable, less
         allowance for doubtful accounts of
         $37 in 1998 and $91 in 1997                        2,069                  696
      Inventories                                             877                1,690
      Prepaid expenses and other current
          assets                                              153                  267
                                                           ------               ------

      TOTAL CURRENT ASSETS                                  5,002                3,963

PROPERTY AND EQUIPMENT, less accumulated
      depreciation and amortization                         1,094                1,226

OTHER ASSETS                                                   34                   28
                                                            -----                -----

TOTAL ASSETS                                               $6,130               $5,217
                                                           ======               ======





                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)

                                                         SEPTEMBER 30,
                                                             1998              DECEMBER 31,
                                                          (UNAUDITED)              1997
                                                         -------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                   $ 1,121               $ 1,013
    Dividend payable                                            195                    30
    Deferred revenue                                             62                    33
    Current maturities, capital lease obligations                43                    41
    Current maturities of long-term debt                         86                   411
    Current maturities, retirement obligation                   140                    -
                                                            -------               -------

           TOTAL CURRENT LIABILITIES                          1,647                 1,528
                                                            -------               -------

    Long-term debt, less current maturities                      31                    98
    Capital lease obligation, less current maturities            53                    58
    Deferred revenue                                              -                    19
    Long-term portion of retirement obligation                  176                    -
                                                            -------               -------

           TOTAL LONG-TERM LIABILITIES                          260                   175
                                                            -------               -------

           TOTAL LIABILITIES                                $ 1,907               $ 1,703

STOCKHOLDERS' EQUITY

    Class A convertible preferred stock
       Authorized 1,000,000 shares
        Series A, issued and outstanding
         Shares 500,000, par value $2.00                      1,000                 1,000
        Series D, par value $1,000
          Issued and Outstanding, none
          at September 30, 1998 and 2,990
          at December 31, 1997                                   -                  2,990
        Series E, Issued and Outstanding Shares
          4,680 par value $1,000                              4,680                    -

    Common stock, par value $0.001
        Authorized 50,000,000 shares
        issued and outstanding shares 19,703,309
        at September 30, 1998 and 18,070,319
        at December 31, 1997                                     19                    18
    Additional paid-in capital                               25,020                22,155
    Deficit                                                 (26,416)              (21,322)
    Notes Receivable, Related Parties                           (80)               (1,327)
                                                            -------               -------

               TOTAL STOCKHOLDERS' EQUITY                     4,223                 3,514
                                                            -------               -------

               TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 6,130               $ 5,217
                                                            =======               =======

                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                   1998                        1997
                                                                   ----                        ----
REVENUES:

Sales                                                              $1,728                    $1,331
License and Royalty Fees                                                -                         6
                                                                   ------                    ------
                           Total revenues                           1,728                     1,337

COST OF GOODS SOLD                                                    795                     1,002
                                                                   ------                    ------

GROSS PROFIT                                                          933                       335

EXPENSES:
      General and administrative                                      701                       902
      Sales and marketing                                             676                       889
      Research and development                                        385                       580
                                                                   ------                    ------

                           Total operating expenses                 1,762                     2,371
                                                                   ------                    ------
OPERATING (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                         (829)                   (2,036)

Other Income                                                           40                        68
Other Expense                                                         (15)                     (317)
                                                                   ------                    ------

                           Total other income (expense)                25                      (249)
                                                                   ------                    ------

NET LOSS                                                             (804)                   (2,285)


PREFERRED DIVIDENDS                                                  (141)                      (56)

LOSS APPLICABLE TO COMMON SHARES                                   $ (945)                  $(2,341)
                                                                   ======                   =======

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $ (.05)                  $  (.15)
                                                                   ======                   =======
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING                                  19,759,252                16,298,733
                                                               ==========                ==========


                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                           1998                       1997
                                                                           ----                       ----
REVENUES:

Sales                                                                     $ 4,472                  $ 3,589
License and Royalty Rees                                                        9                       31
                                                                          -------                  -------
                      Total revenues                                        4,481                    3,620
COST OF GOODS SOLD                                                          3,181                    2,749
                                                                          -------                  -------
GROSS PROFIT                                                                1,300                      871
                                                                          -------                  -------
EXPENSES:
      General and administrative                                            2,522                    2,327
      Sales and marketing                                                   2,145                    2,014
      Research and development                                              1,213                    1,106
                                                                          -------                  -------
                      Total operating expenses                              5,880                    5,447
                                                                          -------                  -------
OPERATING (LOSS) BEFORE
      OTHER INCOME (EXPENSE)                                               (4,580)                  (4,576)

Other Income                                                                  107                      177
Other Expense                                                                 (55)                    (540)
                                                                          -------                  -------
                      Total other income (expense)                             52                     (363)
                                                                          -------                  -------
NET LOSS                                                                   (4,528)                  (4,939)

PREFERRED DIVIDENDS                                                          (567)                    (165)
                                                                          -------                  -------
LOSS APPLICABLE TO COMMON SHARES                                          $(5,095)                 $(5,104)
                                                                          =======                  =======

BASIC AND DILUTED NET LOSS PER COMMON SHARE                               $  (.27)                 $  (.32)
                                                                          =======                  =======

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING                                          19,011,605               15,843,743
                                                                       ==========               ==========

                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands, except share and per share data)

                                                                          UNAUDITED
                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1998                1997
                                                                ----------          ---------
CASH FLOW FROM OPERATING ACTIVITIES:

       Net Loss                                                  $(4,528)             $(4,939)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
       Depreciation and amortization                                 263                  282
       Increase in inventory reserves                                737                    -
       (Increase)decrease in accounts receivable                  (1,373)                   4
       Decrease(increase)in interest receivable                       70                  (91)
       Decrease(increase) in inventories                              76                 (614)
       Increase in retirement obligation                             316                    -
       Decrease(increase) in other assets                             38                  (66)
       Increase in accounts payable
         and accrued expenses                                        211                  714
       Increase(decrease)in interest payable                        (100)                 119
       Increase(decrease)in deferred revenue                          10                 (187)
                                                                 -------               -------

          Total adjustments                                          248                  161
                                                                 -------               -------

       Net cash used in operating activities                      (4,280)              (4,778)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                           (131)                (496)
       Capitalized trademarks & patents                               -                   (11)
                                                                 -------               -------

       Net cash used in investing activities                        (131)                (507)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of long-term debt                                   (81)                 (46)
       Payment of preferred stock dividends                           -                  (320)
       Payment of capital lease obligations, net                      (3)                 (52)
       Proceeds from issuance of Preferred Stock,
         Series E                                                  5,200                    -
       Proceeds from issuance of notes payable                        -                 5,200
       Proceeds from exercise of Common stock
         warrants/options                                             88                1,420
       Proceeds from subscription receivables                         -                   347
       Payment of Expenses, Stock issuance                          (200)                (108)
       Repurchase of subsidiary stock                                 -                   (12)
                                                                 -------               -------

       Net cash provided by financing activities                   5,004                6,429
                                                                 -------               -------

       INCREASE IN CASH AND CASH EQUIVALENTS                     $   593               $1,144

       CASH AND CASH EQUIVALENTS,
        at beginning of year                                     $ 1,310               $1,081
                                                                 -------               -------

       CASH AND CASH EQUIVALENTS,
        at end of period                                         $ 1,903               $2,225
                                                                 =======               =======



                             See accompanying notes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)



Note #1

The accompanying consolidated financial statements are unaudited and include the accounts of Scan-Graphics', Inc. and subsidiaries (the "Company"). All significant inter-company transactions and balances have been eliminated.

The consolidated financial statements included herein for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be experienced for the year ended December 31, 1998.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1997 annual financial statements on Form 10-K and Form 10-Q for the Company's quarters ended March 31, 1998 and June 30, 1998.

Note #2  Inventories:
         ------------
         Inventories at September 30, 1998 and December 31, 1997 consist of the following:
                                         September 30,
                                             1998        December 31,
                                         (Unaudited)         1997
                                         ------------    ------------
         Raw materials                    $  470            $  904
         Work-in-process                     129               414
         Finished products                   278               372
                                          ------            ------
                                          $  877            $1,690
                                          ======            ======

Note #3  Property and Equipment:
         -----------------------
         Property and equipment consists of:

                                            September 30,
                                                1998          December 31,
                                            (Unaudited)           1997
                                            ------------      ------------
         Machinery & Equipment                $3,184             $3,139
         Equipment under capital lease           449                387
         Furniture & Fixtures                    174                158
         Autos & Trucks                           12                 12
         Leasehold Improvements                  116                116
         Software                                290                282
                                              ------             ------
                                               4,225              4,094
         Less accumulated
           depreciation and amortization       3,131              2,868
                                              ------             ------
         Net Property and Equipment           $1,094             $1,226
                                              ======             ======

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)


Note #4  Long-Term Debt:
         ---------------
         Long-term debt consists of the following:

                                                                    September 30,
                                                                       1998            December 31,
                                                                    (Unaudited)           1997
                                                                    ------------       ------------
         7% Convertible debentures payable, originally
         maturing between May and June 1999. Balance was
         converted into preferred stock during January 1998          $  -                 $311

         Note Payable, payable in monthly installments of
         $6, including interest at 8.75% through July 1999.
         The note payable is collateralized by equipment.               -                  107

                   Other                                               117                  91
                                                                      ----                ----
         TOTAL LONG-TERM DEBT                                          117                 509

         Less current maturities                                        86                 411
                                                                      ----                ----
         Long-term debt                                               $ 31                $ 98
                                                                      ====                ====

Note #5  Stockholders' Equity
         --------------------
         During the third quarter of 1998, holders of $250 principal value of the Series "D" Preferred Stock exercised their right to convert into common stock and 192,986 shares were issued.

         During the third quarter of 1998, holders of $520 principal value of Series "E" Preferred Stock exercised their right to convert into common stock and 410,344 shares were issued.

         During the third quarter of 1998, 82,750 common stock options with exercise prices approximating fair value at time of grant (range: $1.16 to $2.06)and 1,500,207 common stock warrants were issued to employees and non-employees of the Company. Of the warrants, all were related to the modification of Series "E" Convertible Preferred Shares and had an exercise price of $4.00 (see further discussion under "Liquidity and Capital Resources").

         During the third quarter of 1998, 17,718 options of those issued were provided to two directors, Michael A. Mulshine and James C. Sargent in relation to transactions approved by the Board under which $340 of Notes Receivable, Related Parties were canceled in return for surrender of 177,180 shares of common stock. See Part II - Other Information Exhibit Document (28) for further details.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)




Note #6  Supplemental Disclosures of Cash Flow Information:
         --------------------------------------------------

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                   1998                      1997
                                                                   ----                      ----
        Cash paid during period for
          interest                                                 $   39                  $   27
                                                                   ======                  ======
        Non-cash financing activities are as follows:

        Capitalized lease obligations
          Incurred to lease new equipment                          $   30                  $   45
                                                                   ======                  ======

        Declaration of Preferred
          Stock Dividend                                           $  311                  $  165
                                                                   ======                  ======

        Common Stock Subscriptions
          Receivable                                               $   -                   $   13
                                                                   ======                  ======

        Conversion of Series C Preferred
          Stock to Common Stock                                    $   -                   $1,250
                                                                   ======                  ======

        Conversion of Debentures and
          Series D Preferred  Stock
          to Common Stock                                          $2,990                 $  520
                                                                   ======                  ======

        Conversion of Series E Preferred
          Stock to Common Stock                                    $  520                 $   -
                                                                   ======                  ======

        Notes Receivable, Related Parties
          reduction for surrender of
          677,180 shares of Common Stock                           $1,247                 $   -
                                                                   ======                  ======


                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, except share and per share data)


Results of Operations
---------------------

Revenues for the three months ended September 30, 1998 increased to $1,728, a 29% increase compared to the three months ended September 30, 1997 amount of $1,337. Revenue to two customers accounted for approximately 25% of net revenue for the three months ended September 30, 1998, compared to revenue to one customer which accounted for approximately 29% of net revenue for the three months ended September 30, 1997

Revenues for the nine months ended September 30, 1998 increased to $4,481, a 24% increase compared to the nine months ended September 30, 1997 amount of $3,620. Revenue to one customer accounted for approximately 19% of net revenue for the nine months ended September 30, 1998, and revenue to one customer accounted for approximately 22% of net revenues for the nine months ended September 30, 1997.

Gross Margin percentages for the three months ended September 30, 1998 and 1997 were 54% and 25% of revenue, respectively. The increase in gross profit is due to increased volume and lower costs.

Gross Margin percentages for the nine months ended September 30, 1998 and 1997 were 29% and 24% of revenue, respectively. The increase in gross profit is accounted for principally by higher volumes.

General and Administrative expense for the three months ended September 30, 1998 was 41% of revenue compared to 67% at September 30, 1997. This decrease was due principally to a higher level of sales as well as lower total dollar expenditures in this category. General and Administrative expense for the nine months ended September 30, 1998 was 56% of revenue compared to 64% at September 30, 1997. This decrease was due principally to higher revenues.

Sales and Marketing expense as a percentage of revenue decreased to 39% of sales for these months ended September 30, 1998 compared to 66% at September 30, 1997. This decrease was due to lower expenses from redirecting efforts as well as increased volume. Sales and marketing expenses as a percentage of revenue decreased to 48% of revenue for the nine months ended September 30, 1998, compared to 56% at September 30, 1997 due to increased volume.

Research and development expense as a percentage of revenue decreased to 22% of revenue for the three months ended September 30, 1998 compared to 43% of revenue for the three months ended September 30, 1997 due to reductions in expenditures and higher revenue.

For the nine months ended September 30, 1998 and 1997, research and development expenses as a percentage of revenues decreased to 27% versus 31%, respectively, reflecting higher volumes.

                      SCAN-GRAPHICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, cash and cash equivalents increased to $1,903, a $593 increase compared to the December 31, 1997 amount of $1,310. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of September 30, 1998, the cash flows from operating activities resulted in a net use of cash of $4,280. This use of cash was primarily due to the Company's development costs in all Divisions as well as operating losses sustained by the Tangent Imaging Systems Division. In May, 1998 management decided to refocus operations on those which showed the best current performance and future prospects. Inventory reserves of $737 as well as $179 of other expenses for severance and facilities consolidation were recorded as part of this refocusing, as of the March 31, 1998 reporting date. Also as of March 31, 1998, management recorded $418 in costs related to a retirement agreement with the Company's founder and former chairman. Under this agreement, among other things, cash payments aggregating approximately $485 will be made through the year 2000 and 250,000 warrants for the purchase of common stock were issued at fair market value.

Increases in receivables of $1,373 were due principally to increases in sales as well as extended terms required to facilitate sales.

As of September 30, 1998, the cash flows from investing activities resulted in a net use of cash of $131 primarily due to purchases of equipment.

As of September 30, 1998, the cash flows from financing activities resulted in net cash provided by financing activities of $5,004. The increase in cash provided was due to the exercise of common stock options as well as proceeds on the sale of Series "E" Preferred Stock described below.

During March and April 1998, the Company sold $5.2 million of Series E Convertible Preferred Stock. The 1,500,200 warrants issued in conjunction with this placement had an estimated, based on an appraisal, fair value of $230, $92 of which was deemed to have been allocated to the first quarter with the remainder of $138 allocated to second quarter when the offering was completed. An additional $26 of value was allocated to the Series E related warrants in the third quarter in connection with the August 7, 1998 revised agreement as described below.

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



Liquidity and Capital Resources (Continued)
-------------------------------

The Company believes that proceeds from the private placement of convertible preferred stock noted above and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1998.

Inflation
---------

There can be no assurance that the Company's business will not be affected by inflation in the future, however, management believes the inflation did not have a material effect on the results of operations or financial condition of the Company during the period presented herein.

Year 2000 Compliance
--------------------

The company has conducted an exhaustive review of the Year 2000 issue with all key executives participating. This review included all software produced by the Company for use by its customers as well as the principal internally used management information systems. As a result of this review, conclusion was reached that there is no Year 2000 issue of significance regarding either software produced by the Company or used internally. Nevertheless, management plans to periodically review and perform compliance tests regarding the Year 2000 issue and will develop a comprehensive plan to address any issues which may arise.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         On March 11, 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361 for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company has categorically denied the plaintiff's claims and will defend its actions if required. Accordingly, no provision has been provided for in the accompanying financial statements.

Item 2 - Changes in Securities - None

Item 3 - Default Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of
         Security Holders - None

Item 5 - Other Information

         Discretionary Proxy Voting Authority/Stockholder Proposals

         On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that, if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement by March 31, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

                     PART II - OTHER INFORMATION (Continued)


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

(18) Letter re: change in accounting principles. Not applicable

(19) Previously unfiled documents. - None

(20) Report(s) furnished to security holders. - None

(24) Consents of experts and counsel. - None

(25) Power of attorney. None

(28) Additional exhibits.

         Exhibit 11.0 Agreement Between Scangraphics, Inc. and Michael A. Mulshine re cancellation of notes receivables and related common stock.


         Exhibit 12.0 Agreement Between Scangraphics, Inc. and James C. Sargent re cancellation of note receivable and related common stock.

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                               SCAN-GRAPHICS, INC.



DATE: November 16, 1998         /s/ Laurence L. Osterwise
     ------------------        ------------------------------------
                               Laurence L. Osterwise
                               President & Chief Executive Officer




DATE: November 16, 1998         /s William K. Williams
     ------------------        ------------------------------------
                               William K. Williams
                               Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer)