Form 10-K
period 1999-03-31
SEDONA CORP
filed 1999-04-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K



 X   Annual report pursuant to section 13 or 15(d) of the
---  Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1998 or

     Transition report pursuant to section 13 or 15(d) of the --- Securities Exchange

               Act of 1934 for the transition period from___to___

Commission file number                      0-15864
                      ----------------------------------------------------------

                               SEDONA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    95-4091769
---------------------------------                    -------------------
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                      Identification No.)

    649 North Lewis Road, Limerick, PA                        19468
 ----------------------------------------------       ---------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code)    610-495-3003
                                                    -----------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __.

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of March 31, 1999 was $45,826,704

The number of shares of the registrant's Common Stock issued and outstanding as of March 31, 1999 was 20,944,563 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of Sedona Corporation (the "Company" or "Sedona Corp.") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
ITEM 1. BUSINESS

General

Founded in 1972, Sedona(R) Corporation (formerly Scan-Graphics(R), Inc.) pioneered and remains a leader in large document scanners and image processing technology. Further, this group has developed and is developing Internet enabled business geographics and data visualization software and solutions, imaging software and systems and backfile conversion services. The Company has key product development and marketing alliances with Oracle Corporation and Sun Microsystems, Inc. as well as other database, application and content vendors. Its products are marketed internationally by a variety of systems integrators and distributors, especially its Tangent Imaging Systems(TM) products. With principal locations in suburban Philadelphia, Pennsylvania and Englewood, Colorado, the Company is comprised of three business units: Tangent Imaging Systems(TM), (TIS), Sedona(R) GeoServices, Inc., and the Technology Resource CentersSM, Inc. (TRC).

Tangent Imaging Systems(TIS) provides large format color scanning and reprographics systems, servicing among others, the reprographics, fine arts, geographic mapping, engineering, and cinematography markets. The scanners and related software are produced in and distributed from a facility in Englewood, Colorado.

Sedona GeoServices, Inc. develops and markets business intelligence software products that provide business users the capability to better access, visualize and understand the information stored in their corporate data stores. These products focus on ease of use, interoperability, Internet accessibility and intuitive visualization of enterprise data and are designed to extend the capability of line-of-business applications in providing advanced decision support services for the data warehouse or data mart.

The vision of the Sedona GeoServices business unit is to enable business clients to turn warehoused data into relevant visual information from which informed, real-time, decisions are made to swiftly improve bottom-line results.

Technology Resource Centers, Inc. (TRC) was incorporated in February of 1996 with the purpose of providing an integrated approach to clients' needs for document scanning, conversion services, imaging systems consulting, systems integration and technical training. The TRC is concentrating on services that support imaging and document management technologies and the integration of these applications with other processes in engineering and Geographic Information Systems (GIS).

Financial Information (In Thousands)

The percentages of total revenue for scanners and related software and services for years ended 1998, 1997 and 1996 were 91%, 94%, and 96%, respectively. The percentages of total revenues for conversion and consulting services for years ended 1998, 1997, and 1996 were 9%, 6%, and 4%, respectively.

Financial Information Relating to Domestic and International Sales
(In Thousands)

                                          1998      1997     1996
                                          ----      ----     ----
Sales to unaffiliated customers:
                United States             $4,363   $2,700   $3,760
                Export                     1,815    2,127    1,300

Gross Profit
                United States              1,165   $ (429)  $  553
                Export                       977      711      494


Exports were sold principally into Western Europe.

Description of Business and Principal Products

Tangent Imaging Systems Division

Tangent Imaging Systems is a leading provider of high performance color scanners for large documents. Its products are manufactured at a facility in Englewood, Colorado. It produces a line of wide format scanners, including a range of high accuracy drum scanners, flatbed scanners, and sheetfeed scanners ranging from 24" wide to 70" wide. This complement of color scanners is enhanced with its easy to use "closed-loop" color system software for calibrating the scanner, plotter and the user's choice of inks and paper to give color copies of great fidelity. Marketed under the brand name Reproworks(TM), these products are targeted toward reprographics, fine arts, archiving, and automated mapping.

The key challenges facing the Tangent Imaging Systems as it positions its products going forward include a fuller exploitation of the high price and high quality niche markets for wide format color scanners, development of a mid range line of scanners, and a broadening of its international distribution systems. In addition, the Company will continue to re-orient the marketing focus of its scanner products from the defense to the commercial and industrial sectors. Finally, the leading edge Windows NT operating system Reproworks(TM) will continue to be made more robust by adding ICC proofing and Internet capabilities.

Sedona GeoServices, Inc.

Sedona offers software products designed for the business user that provide valuable business intelligence through innovative implementation of spatial information management. These products support ERP (Enterprise Resource Planning) efforts by vastly improving the comprehension of current business conditions and trends. Such applications expedite business performance management and decision support thereby improving customer intelligence to respond more rapidly to changing market conditions. The ultimate EVA (Economic Value Add) is delivered through improved bottom line results and customer relationship management. Our mission is to develop industry-leading software products for the business intelligence and spatial information management markets as applied to Internet-based applications, data warehousing and enterprise line-of-business applications. Spatial information management is the management of multi-dimensional geographic information as an integral part of the overall corporate information system using spatially enabled database, data access and application development tools. The requirements for successful implementation of spatial information management include component technology, Internet support, open database support and a standards-based development environment.

Sedona's GeoServices SpatialVision(TM) was developed as the first in a series of products to address the spatial information management and business intelligence markets. The product was introduced in November 1998 at Oracle Open World. SpatialVision is 100% Java-based using Sun Microsystems' Java2 development environment and is an information management application that supports geospatial data query, visualization and analysis. The use of Web-enabled, Java technology allows SpatialVision to provide direct query, access and visualization for Oracle's Spatial Cartridge. This enables users to easily exploit the spatial data components of enterprise data stores. An easy to use GUI (Graphical User Interface) permits simple construction and execution of complex queries. Integrated mapping and imaging tools allow for customization of the geospatial data to meet display, analysis and output requirements. All functions are supported by a context sensitive HTML hyper help capability.

Sedona's GeoServices strategies in the near term involve exploiting existing channels of distribution for its software products; (e.g., customers of major database providers such as Oracle) creating software product demand through an expanded sales force partnering with database and other value-added vendors; and developing new technologies for the generation, visualization and distribution of market-driven data requirements.

Technology Resource Centers, Inc.

TRC provides a wide range of imaging and document management services via computer technologies with a special emphasis on large format documents such as engineering drawings, construction drawings, and maps. Integration of these documents with related data is one of the fastest growing market segments in imaging and document management. The services provided by TRC include document conversion, consulting and systems implementation and training.

The TRC has partnership alliances with key vendors to maximize its penetration into the large format document markets related to manufacturing, engineering, and geographic information systems within the local and federal governments and the commercial sector.

In addition, contracts for training services have been secured from the Department of Defense and TRC is working with agencies in two states to develop a jobs oriented training program in technical areas. TRC has secured a number of conversion and consulting contracts and has established a conversion center with a training program employing military veterans returning to the job market.

Research & Development (In Thousands)

The Company's engineering groups are engaged in continuing research and development programs for its software and scanner products. The Tangent Imaging Systems efforts will be centered on development of lower cost, higher performance hardware, and expanding color management and Internet connectivity on existing NT software. Sedona's GeoServices product development is focused on application of existing programming tools to spatial applications.

Research and development expenses were $1,191, $1,327, and $744 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Marketing

Each of the Company's business units markets and sells its products and services through independent, yet complimentary distribution systems, looking to leverage synergistic opportunities across business unit channels.

Tangent Imaging Systems sells its solutions through an expanding network of distributors, value-added resellers, system integrators, manufacturers' representatives, and direct sales personnel. In addition, Tangent Imaging Systems is actively working to expand its distribution capabilities through strategic alliances.

Sedona's GeoServices initial market opportunity is targeted at business intelligence applications tied to customer relationship management in the financial industries. This activity is significantly enhanced by our strategic partnership with Acxiom Corporation. A secondary target of opportunity is in the decision support arena for supply chain solutions in manufacturing and logistics. This effort is supported by our strategic partnership with Oracle Corporation.

The channel model for SpatialVision is focused on OEM (Original Equipment Manufacturer)distribution through application providers and VARs (Value Added Resellers) offering solutions in business intelligence in key vertical industries. These efforts will likely result in the compilation of unique SpatialVision packages (SixPak's) aimed at specific and targeted business solutions.

Sedona GeoServices is a program member in the Oracle Partner Program. Sedona supports Oracle's efforts to expand the use of spatial beyond the data store to become a key component of all mission critical business applications. Sedona is working in conjunction with Oracle in several marketing and product programs consistent with Oracle's Network Computing Architecture and commitment to Internet delivered data access.

Most recently Sedona GeoServices completed reciprocal VAR agreements with Acxiom Corporation. Acxiom is one of the largest providers to Fortune 500 companies of consumer and business information and database and data warehouse services. Through these agreements, Acxiom has become Sedona's GeoServices first volume SpatialVision reseller and via the reciprocal agreement Sedona GeoServices has the right to distribute Acxiom ADN data products. This agreement contributes significantly to Sedona's GeoServices ability to penetrate key industry verticals, particularly mid-tier banking, by facilitating packaged solutions to be marketed.

TRC markets its conversion, software, and consulting through numerous federal, state, and local government agencies and commercial organizations. Targets of opportunity are based on TRC expertise with large format documents such as engineering drawings and maps. The TRC coordinates marketing programs with the Tangent Imaging Systems and Sedona GeoServices to capitalize on the large niche markets related to manufacturing, engineering, and geographic information systems. TRC has also developed marketing and reseller alliances with a number of document management and conversion software providers as well as conversion hardware manufacturers.

Major Customers

The Company had sales to one customer during the years ended December 31, 1998, and 1997 which accounted for 14% in 1998 and 22% in 1997 of total revenues. The Company sales to a different customer which accounted for 14% of total revenues in 1996.

Competition

Tangent Imaging Systems' hardware and software solutions compete in a worldwide market estimated at $100 million. Two competitors, Contex and Vidar, dominate a significant share of that market. The balance of market share is divided among the Company and a number of other significant hardware manufacturers.

Tangent Imaging Systems color products comprise a portion of a rapidly expanding worldwide market which is primarily shared with four other color scanner manufacturers. In the areas of large document color imaging and color image processing software, the Company competes with two providers. In all cases, the Company's market niche remains large document scanning and digital file manipulation and color management processing.

Sedona GeoServices, Inc. competes in an emerging market for enterprise data visualization and spatial information management. Many of the companies offering related products such as ESRI, MapInfo, Intergraph, Autodesk and Formida compete in the broader market for Geographic Information Systems (GIS). However, traditional GIS products are generally more oriented towards the mapping or engineering specialist in heavy-weight back-office applications in the public sector, utilities, energy and telecommunications and require higher skill levels to utilize.

Sedona's GeoServices product and market positioning is targeted to the lightweight client end of the business spectrum and is specifically designed to be used by the typical business user in any enterprise department. In this market space, competition is more limited. However, the announcement of Microsoft Mappoint 200 is expected to shift attention to business applications and the business user.

As this segment grows, Sedona GeoServices is well positioned to compete through its business partnerships with Oracle and Acxiom as well as through its web-based Java component product architecture.

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

Manufacturing, Software Development, and Services

The Company manufactures its large format scanners, scanner interfaces, and related software products at its Englewood, Colorado facility. Sedona GeoServices, Inc. and TRC maintain their facilities in Limerick, Pennsylvania.

Employees

As of December 31, 1998, the Company had 74 full time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are satisfactory.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management team for the successful operation and development of its business. The loss of the services of one or more of its management personnel could materially and adversely affect the operation of the Company. In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, production, and marketing.

There is keen competition for such highly qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.


ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices as well as principal facilities for operations at 649 North Lewis Road, 2nd Floor, Limerick, Pennsylvania 19468. The lease for this facility of 12,201 square feet commenced July 1, 1996 and expires September 30, 1999 with a two-year renewal option. Three addendums to this lease have been made to reflect the consolidation of certain operations in Limerick, PA.

The Tangent Imaging Systems Division manufacturing facilities are located at 14 Inverness Drive East, Suite A-100, Englewood, Colorado 80012 in a 8,126 square foot facility. The current lease has a term of five years beginning in June 1994 and ending May 31, 1999.

Management believes that its facilities are adequate to fulfill its current and near-future needs.

ITEM 3. LEGAL PROCEEDINGS (In Thousands)

On March 11, 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361, for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company has categorically denied the plaintiff claims and is defending its position.

During 1998, the Company concluded two suits for patent infringement against two competitors who produce electronic image scanning equipment in negotiated out-of-court settlements. The Company received a total of $172 in connection with the settlement of these matters.

No other actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to have potential significance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

The common stock is traded in the over-the-counter market and is authorized to be quoted on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System under the symbol "SDNA," formerly "SCNG."

The following Table sets forth the high and low sales prices of the Company's common stock as reflected on NASDAQ for the periods indicated.


          Common Stock               High Sales Price          Low Sales Price
          ------------               ----------------          ---------------

          1997
          1st Quarter                $ 4.75                    $ 2.50
          2nd Quarter                $ 4.06                    $ 2.50
          3rd Quarter                $ 5.13                    $ 2.56
          4th Quarter                $ 4.97                    $ 2.50


          Common Stock               High Sales Price          Low Sales Price
          ------------               ----------------          ---------------

          1998
          1st Quarter                $ 2.94                    $ 1.94
          2nd Quarter                $ 2.56                    $ 1.50
          3rd Quarter                $ 2.25                    $ 1.00
          4th Quarter                $ 3.50                    $ 1.13


          Common Stock               High Sales Price          Low Sales Price
          ------------               ----------------          ---------------

          1999
          1st Quarter through
          March 31, 1999             $ 3.13                    $ 2.13


As of March 31, 1999 there were approximately 2,300 Shareholders of record. On March 31, 1999 the last reported sale price of the Company's common stock as reported on the NASDAQ System was $2.19.

The Company has never declared or paid cash dividends on its common stock and does not anticipate payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands Except Per Share Data)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 1998 and for the four previous years.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------

Income Statement Data:           1998              1997               1996              1995             1994(1)
                                 ----              ----               ----              ----             ----

Revenue                        $ 6,178          $ 4,827            $ 5,060           $ 4,987           $ 5,067
Net Income(Loss)before
Extraordinary item              (5,512)          (7,517)            (4,271)           (1,237)             (889)

Extraordinary item                 -               (300)               -                 -                  -
     Net Loss                   (5,512)          (7,817)            (4,271)           (1,237)             (889)

Preferred Dividends             (1,592)            (182)              (220)             (158)             (120)
Net Loss applicable
to Common Shares                (7,104)          (7,999)            (4,491)           (1,395)           (1,009)

Net Loss applicable to
Common Shares
Before Extraordinary
Item                           $  (.36)          $ (.47)            $ (.39)           $ (.14)           $ (.10)
Extraordinary Item             $   -             $ (.02)               -                 -                 -
Basic and Diluted
Net Loss Per
Common Share                   $  (.36)          $ (.49)            $ (.39)           $ (.14)           $ (.10)


                                                           AT DECEMBER 31,
                                                           ---------------

Balance Sheet Data:              1998              1997               1996              1995            1994(1)
                                 ----              ----               ----              ----            ----

Total Assets                    $5,245            $5,217             $4,092           $4,084           $4,358

Net Working Capital             $2,284            $2,435             $1,804           $  952           $  465

Long-Term
Obligations                        287               175                150              231              417

Stockholders' Equity             3,457             3,514              2,556            2,105            1,876



(1) Restated due to acquisition of Tangent Engineering, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (In Thousands)

Total revenue for the year ended December 31, 1998 increased to $6,178, a 28% increase when compared to the year ended December 31, 1997 amount of $4,827 and a 22% increase when compared to year ended December 31, 1996 amount of $5,060. This increase is reflective principally of growth in the Tangent Imaging Systems and Technology Resource Center divisions.

The percentages of total revenue for scanners and related software and services for years ended 1998, 1997 and 1996 were 91%, 94%, and 96%, respectively. The percentages of total revenues for conversion and consulting services for years ended 1998, 1997, and 1996 were 9%, 6%, and 4%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The gross margin increased to $2,142 for the year ended December 31, 1998 from $282 and $1,047 for the years ended December 31, 1997 and 1996, respectively. This increase of $1,860 between the years ended December 31, 1998 and 1997 was a result of re-establishing more normal gross profit margins in 1998 versus 1997, which was impacted by a combination of low sales volume in Tangent Imaging Systems and higher costs in Sedona GeoServices.

The Company's gross profit margin percentages were 35%, 6%, and 21% for the years ended December 31, 1998, 1997, and 1996, respectively.

Operating, General and Administrative Expenses: General and Administrative expenses for the years-ended December 31, 1998, 1997 and 1996 totaled $3,512, $3,375, and $2,263, respectively. The increase in year ended December 31, 1998 expenses compared to the year ended December 31, 1997 resulted principally from increased expenses in the corporate division stemming from a retirement agreement of approximately $400 with the Company's founder.

The increase in year ended December 31, 1997 expenses compared to the year ended December 31, 1996 resulted principally from the addition of executive level personnel in Corporate and Tangent Imaging Systems Divisions.

General and Administrative expenses as percentages of revenue for the years ended December 31, 1998, 1997 and 1996 were 56.8%, 69.9%, and 44.7%, respectively.

Sales and Marketing Expenses: Sales and Marketing expenses for years ended December 31, 1998, 1997 and 1996 totaled $3,015, $2,773, and $1,665, respectively. Sales and marketing expenses as a percentage of revenue in 1998, 1997 and 1996 were 48.8%, 57.4%, and 32.9%, respectively.

The percentage decrease in 1998 stemmed from the higher sales dollars. The higher dollar expenditure in 1998 resulted from higher expenditures in Tangent Imaging Systems, offset to some extent by decreases in Sedona GeoServices.

Increased spending in 1997 over 1996 stemmed principally from increased spending in Sedona GeoServices and Tangent Imaging Systems.

Research and Development Expenses: In the years ended December 31, 1998, 1997 and 1996, the Company had research and development expenses of $1,191, $1,327, and $744, respectively. Research and development expenses as a percentage of revenue for 1998, 1997 and 1996 were 19.3%, 27.5%, and 14.7%, respectively. The 1998 decrease from 1997 in research and development was principally the result of lower dollar expenditures in this category as the Company refocused on core competencies. The 1997 increase from 1996 levels in research and development was the result of increased personnel engaged in the design of Sedona GeoServices geospatial software products as well as increased expenditures in the Tangent Imaging Systems division.

Interest expense for years ended December 31, 1998, 1997 and 1998 was $88, $326 and $432, respectively. In 1997, the Company incurred $100 of non-cash interest expense for the issuance of warrants to note holders of the $5,200 private placement in April of 1997. Interest expense of $193 was incurred on the $5,200 in private placement debentures prior to their conversion at the year ended December 31, 1997 into a new series of preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (In Thousands Except Per Share and Share Data)

At December 31, 1998, cash and cash equivalents decreased to $798, a $512 decrease compared to the December 31, 1997 amount of $1,310. The above changes in cash and cash equivalents are explained as follows in the discussion of cash flows from operating, investing and financing activities.

For the year ended December 31, 1998, the cash flows from operating activities resulted in a net use of cash of $5,034 compared to the year ended December 31, 1997 amount of $7,333.

The decrease in use of cash of $2,299 was primarily due to lower operating losses sustained by all divisions offset by increasing net working capital requirements, principally for receivables funding in Tangent Imaging Systems as it faced certain competitive pressures.

For the year ended December 31, 1998 the cash flows from investing activities resulted in a net use of cash of $557 compared to the year ended December 31, 1997 amount of $591. The use of cash decreased $34 as of December 31, 1998, compared to December 31, 1997. Purchasers of fixed assets for the year ended December 31, 1998 decreased $360 when compared to the year ended December 31, 1997 and was due to reduced purchases of property and equipment for ongoing operations and development activities, but was offset by $333 of capitalized software development costs.

For the year ended December 31, 1998, cash flows from financing activities provided $5,079 compared to the fiscal December 31, 1997 amount of $8,153. The decrease in cash from finance activities in 1998 was due principally to the lower receipts from exercises of options and warrants.

During March and April, 1998 the Company issued a $5,200 private placement of its securities which consisted of 52 units of $100, 7% Class A Series E convertible preferred stock (Series E Preferred) and a warrant to purchase 28,850 shares of common stock, exercisable at $3.00. The Series E Preferred and any accrued dividends were convertible at a price per share equal to the lesser of $3 per share or at a 15% discount to the average closing bid price for the five days preceding conversion. If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the Series E Preferred and accrued dividends at the par value of the Series E Preferred, plus the conversion discount. Conversions were restricted to 10% per month on a cumulative monthly basis. In connection with the Series E Preferred offering, the Company recorded a one-time non-cash dividend of $917 as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance. This imputed non-cash dividend has been included in the net loss applicable to common stockholders.

On August 7, 1998, the Series E Preferred investors agreed to new terms providing for no conversions of Series E Preferred from August 1, 1998 through January 31, 1999. Thereafter, up to 25% of the remaining Series E Preferred may be converted per month per holder. Additionally, the Company agreed to adjust the exercise price of the 1,500,200 warrants issued to the investors from $3.00 per share to $2.25 per share. The warrants could not be exercised prior to February 1, 1999. In addition, the Company issued 1,254,132 new warrants to the investors at an exercise price of $4.00 per share. These new warrants became exercisable on February 1, 1999. The Company recorded a non-cash dividend of $256 as a result of the value of the consideration given to the Series E Preferred investors. This non-cash dividend has been included in the net loss applicable to common stockholders. Previous to these new terms, $532 of Series E Preferred and accrued dividends were converted into 410,324 shares of common stock. As of March 31, 1999, a total of $2,388 in Series E Preferred and accrued dividends had been converted into 1,208,101 shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A promissory note of a certain former officer of the Company in the amount of $54 reflects the balance of amount provided in exchange for exercise of warrants and options and matures in July 2000.

During March 1999, the Company's chief executive officer agreed to loan up to $500 to the Company on a short-term basis bearing interest at the rate of 1.5% per month. Maximum advances under this loan arrangement amounted to $185 and were repaid to the officer in March 1999.

On March 31, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series B convertible preferred stock. After a period of 12 months from March 31, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $2.30 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.15. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary is less than 145% of the Closing Price, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to a maximum of 1,875,749 under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing.

The Company believes that the proceeds from this private placement, officer advances, and funds generated from operations will be sufficient to meet the Company's working capital requirements for 1999.

Year 2000

The Company has and is continuing to conduct exhaustive reviews of the Year 2000 issue with all key executives participating, but does not currently believe that there will be any negative impact. These reviews include all software produced by the Company for use by its customers as well as the principal internally used management information systems. As a result of these reviews management has concluded that there is no Year 2000 issue of significance regarding either software produced by the Company or used internally. Nevertheless, management plans to continue exhaustive compliance testing and will develop a comprehensive plan to address any issues which may arise.

Inflation

Although inflation has resulted in an increase in certain operating costs during the past three years, management believes it has not had a material effect on the Company's results of operations or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
          Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Index on F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES
          Refer to Form 8-K filed July 2, 1998 (filed as Exhibit 16 to this
          10-K).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding the directors and executive officers of the Company.


Name                           Age       Position
----                           ---       --------

R. Barry Borden                59        Chairman of the Board

Laurence L. Osterwise          51        CEO, President and Director

Michael A. Mulshine            59        Secretary and Director

David S. Hirsch                63        Director

Jack Pellicci                  60        Director

James C. Sargent               83        Director

Robert M. Shapiro              53        Director

Andrew E. Trolio*              69        Director

Bruce D. Downing               58        Vice President

Robert J. Griffin              52        Vice President

Colin B. Matthews              44        Vice President

William K. Williams            56        Vice President, Chief Financial Officer

*Retired 3/99

All Directors hold office until the next annual meeting of the Shareholders of the Company and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the directors and executive officers have been as follows:

R. Barry Borden, Chairman of the Board and a Director of the Company since June 1996, has founded and managed businesses in the computer hardware and software industry for the past 30 years. Since August 1997, he has served as President of Nettech Systems, Inc., a supplier of software for wireless data communications. Prior to that he has served as Chairman and CEO of Mergent International, a supplier of software for data security on PC Desktops and enterprise wide networks. Mr. Borden also serves on the Board of Directors of congruency, a next generation Internet based equipment communications company. Since 1984, Mr. Borden has been President of LMA Group Inc., a general management consulting firm. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989 he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

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

Jack Pellicci, a Director of the Company since October 1996, is Oracle Corporation's Vice President of Global Public Services and Transportation. Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open GIS Consortium (OGC), an organization of over 70 commercial, governmental, and educational entities dedicated to open systems approaches to geoprocessing. He is the Vice-Chairman of the High Performance Computing and Communications Consortium (HPCCC). In addition, Mr. Pellicci serves on the Armed Forces Communications and Electronics Association (AFCEA) International Technical Committee, and is a Corporate Fellow for the National Governors Association. He also serves on the Board of Advisors for the Club of Rome. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

Robert M. Shapiro, a Director of the Company since November 1998, is Vice President of Business Development and Advertising Sales for Autoweb.com, a major online automotive retailer. From 1995 to 1997 Mr. Shapiro was Senior Vice President of R. L. Polk & Company, a privately owned $400 million global information services company, where he directed worldwide marketing, product management, and business development activities for all software products sold to the transportation, insurance, finance, retail, fundraising, and publishing industries. Prior to joining R. L. Polk, Mr. Shapiro was Senior Vice President, Commercial Marketing for Prodigy, where he created the first commercially viable interactive service including product positioning and branding. He is noted as a pioneer in building online business-to-consumer commercial sites. Prior to joining Prodigy, Mr. Shapiro gained his early marketing and sales experience during seventeen years with IBM Corporation and Proctor & Gamble. Mr. Shapiro served on the board of Directors of Blackburn Polk Marketing Services of Canada, and Carfax, USA. He received his BA degree from the University of San Diego in 1967.

Andrew E. Trolio, a Director of the Company, was its Chairman until he stepped down in April 1998. He founded the Company in 1972. From 1961 to 1971 he was President, Director and Founder of KDI Adtrol, Inc., a company which manufactured photo-optical recording and reading devices for motion picture cameras. He is also credited with several patents as inventor or co-inventor. Mr. Trolio is a Trustee Emeritus of Cabrini College. Mr. Trolio has served as Chairman of the Finance and Audit Committee and is currently a Fellow of the International Society of Optical Engineers. Mr. Trolio received an Honorary Doctor of Science degree from Cabrini College in 1997.

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

William K. Williams was appointed Vice President and Chief Financial Officer in April 1998. Prior to his joining the Company, Mr. Williams worked as an independent financial consultant with emerging growth companies, served as Vice President of Business Development for a Fortune 500 company and held various financial management positions at DuPont, including four years as Director of Finance for Japan operations. Mr. Williams joined DuPont upon earning an MBA degree in Finance at the University of Maryland.

During March 1999, Andrew E. Trolio, the founder of the Company and former Chairman of the Board, announced his resignation from the Board. Also during March 1999, the Board extended an invitation to James T. Womble to join the Board. Mr. Womble is on the Board of Acxiom Corporation and heads their Financial Services Division.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 1 and 2 Financial Statements and Schedules.
See "Index to Financial Statements and Schedule" on F-1.

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

        4.4     Restricted Common Stock Registration Rights
                (1) (Exhibit 4.1).

        4.5     Form of Common Stock Warrant (1) (Exhibit 4.4).

        4.6 Form of Redeemable Common Stock Purchase Warrant and Subscription Agreement (1) (Exhibit 4.5).

        4.8 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series C. (7)

     **10.1     Employment Contract - Andrew E. Trolio (1) (Exhibit 10.1).

   **10.1.1 Addendum to Employment Agreement - Andrew E. Trolio Exhibit (8) Exhibit (10.1.1).

   **10.1.2 Retirement Settlement Agreement - Andrew E. Trolio (10) Exhibit (10.1.2).

 *,**10.1.3     Modification to Retirement Settlement Agreement - Andrew E.
                Trolio (10) Exhibit (10.1.3).

     **10.4     Form of Common Stock Option (1) (Exhibit 10.6).

     **10.5 Sedona Corporation 1992 Long Term Incentive Plan (3) (Exhibit 2.1 - Annex E).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

     10.7      Form of Selling Shareholder Agreement (4) (Exhibit 10.2).

     10.9 Agreement between Sedona Corporation and Michael A. Mulshine and Osprey Partners. (6) (Exhibit 10.9

     10.9.1 Agreement between Sedona Corporation and Michael A. Mulshine and Osprey Partners. (8) (Exhibit 10.9.1)

     10.9.2 Agreement between Sedona Corporation and Michael A. Mulshine and Osprey Partners. (8) (Exhibit 10.9.2)

     10.9.3 Finders Fee Agreement between Sedona Corporation and Osprey Partners and C&F Global Enterprises. (8) (Exhibit 10.9.3)

     10.10     Facility Lease, 649 N. Lewis Rd., Limerick, PA. (8)
               (Exhibit 10.10)

     10.10.1 Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA. (8) (Exhibit 10.10.1)

     10.10.2 Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA. (9) (Exhibit 10.10.2)

    *10.10.3 Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA. (10) (Exhibit 10.10.3)

   **10.11     Employment Contract - Laurence L. Osterwise (8)(Exhibit 10.11)

   **10.12     Employment Contract - Richard L. Rex (8) (Exhibit 10.12)

   **10.13     Employment Contract - Bruce Downing (8) (Exhibit 10.13)

   **10.13.1   Employment Contract - Bruce Downing (9) (Exhibit 10.13.1)

   **10.16     Employment Contract - Colin M. Matthews (9) (Exhibit 10.16)

   **10.17     Employment Contract - Robert J. Griffin (9) (Exhibit 10.17)

    *10.18     Promissory Note - Laurence L. Osterwise (10) (Exhibit 10.18)

    *23.1      Consent of Ernst & Young LLP (10) (Exhibit 23.1)

    *23.2      Consent of BDO Seidman, LLP (10) (Exhibit 23.2)

    *25.1 Power of attorney (included on the signature page to this Form 10-K).

    *99.1      Report of BDO Seidman, LLP (10) (Exhibit 99.1)

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

(9) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(10) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to the be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEDONA CORPORATION

April 15, 1999                     Laurence L. Osterwise
--------------                     ---------------------------
DATE                               LAURENCE L. OSTERWISE
                                   CHIEF EXECUTIVE OFFICER AND PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and R. Barry Borden, Chairman of the Board of Directors, his true and lawful attorney-in-fact, in his name, place and stead, to execute and caused to be filed with the Securities and Exchange Commission, any or all amendments to this report.

Signatures
----------

BY /S/ R. Barry Borden                          Date April 15, 1999
  ----------------------------                       ---------------------------
R. Barry Borden
Chairman of the Board of Directors

BY /S/ Laurence L. Osterwise                    Date April 15, 1999
  ----------------------------                       ---------------------------
Chief Executive Officer and President

BY /S/ William K. Williams                      Date April 15, 1999
  ----------------------------                       ---------------------------
William K. Williams
Chief Finacial Officer, Vice President
Principal Financial and Accounting Officer

BY /S/ Michael A. Mulshine                      Date April 15, 1999
  ----------------------------                       ---------------------------
Michael A. Mulshine
Director and Secretary

BY /S/ David S. Hirsch                          Date April 15, 1999
  ----------------------------                       ---------------------------
David S. Hirsch
Director

BY /S/ Jack Pellicci                            Date April 15, 1999
  ----------------------------                       ---------------------------
Jack Pellicci
Director

BY /S/ James C. Sargent                         Date April 15, 1999
  ----------------------------                       ---------------------------
James C. Sargent
Director

BY /S/ Robert M. Shapiro                        Date April 15, 1999
  ----------------------------                       ---------------------------
Robert M. Shapiro
Director

                   Index to Financial Statements and Schedule





                                    Contents


Report of Independent Auditors..............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets for the years ended December 31, 1998 and 1997..F-3 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998.....................F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998.....................F-5
Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 1998.....................F-6
Notes to Consolidated Financial Statements..................................F-8

Schedule II - Valuation and Qualifying Accounts and
              reserves for each of the three years in the period
              ended December 31, 1998......................................F-28

All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

                         Report of Independent Auditors


Board of Directors and Stockholders
Sedona Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sedona Corporation (formerly Scan-Graphics, Inc.) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements and schedule of Sedona Corporation and subsidiaries for the years ended December 31, 1997 and 1996, were audited by other auditors whose report dated March 13, 1998, except for Note 14, which is dated March 27, 1998, expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sedona Corporation and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

March 31, 1999
Philadelphia, Pennsylvania

                       Sedona Corporation and Subsidiaries

                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                  December 31
                                                                             1998              1997
                                                                      -------------------------------------
Assets
Current assets:
    Cash                                                                  $    798           $ 1,310
    Accounts and notes receivable,
       less allowable for doubtful accounts of $226 and $91                  1,916               696
    Inventories                                                                932             1,690
    Prepaid expenses and other current assets                                  139               267
                                                                          --------           -------
Total current assets                                                         3,785             3,963


Property and equipment, net of accumulated depreciation
    and amortization                                                         1,115             1,226
Software development costs, net,  and other assets                             345                28
                                                                          --------           -------
Total assets                                                              $  5,245           $ 5,217
                                                                          ========           =======

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                                 $  1,070           $ 1,013
    Dividend payable                                                           259                30
    Deferred revenue                                                            47                33
    Current maturities of long-term debt                                       125               452
                                                                           --------           -------
Total current liabilities                                                    1,501             1,528
Long-term debt, less current maturities                                        132               156
Deferred revenue and other                                                     155                19
                                                                          --------           -------
Total long-term liabilities                                                    287               175
                                                                          --------           -------
Total liabilities                                                            1,788             1,703

Stockholders' equity:
    Class A convertible preferred stock
      Authorized shares - 1,000,000
        Series A, par value $2.00,
           Issued and outstanding 500,000 shares                             1,000             1,000
        Series B, par value $2.00,
           Issued and outstanding shares - none                                  -                 -
        Series D, par value $1,000,
           Issued and outstanding shares - none and 2,990 in
              1998 and 1997, respectively                                        -             2,990
        Series E, par value $1,000,
           Issued and outstanding shares 4,347 and none in
              1998 and 1997, respectively                                    4,347                 -
    Common stock, par value $0.001
      Authorized shares - 50,000,000
      Issued and outstanding shares - 19,927,789 and
        18,070,319 in 1998 and 1997, respectively                               20                18
    Additional paid-in-capital                                              25,396            22,155
    Notes receivable, related parties                                          (53)           (1,327)
    Accumulated deficit                                                    (27,253)          (21,322)
                                                                          --------           -------
Total stockholders' equity                                                   3,457             3,514
                                                                          --------           -------
Total liabilities and stockholders' equity                                $  5,245           $ 5,217
                                                                          ========           =======

See accompanying notes.

                       Sedona Corporation and Subsidiaries

                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)



                                                                    Years ended December 31
                                                          1998               1997               1996
                                                   ----------------------------------------------------------
Revenues:
    Sales                                           $        6,016      $        4,791     $        4,935
    License and royalty fees                                   162                  36                125
                                                    --------------      --------------     --------------
Total revenues                                               6,178               4,827              5,060
Cost of goods sold                                           4,036               4,545              4,013
                                                    --------------      --------------     --------------
Gross profit                                                 2,142                 282              1,047
Expenses:
   General and administrative                                3,512               3,375              2,263
   Sales and marketing                                       3,015               2,773              1,665
   Research and development                                  1,191               1,327                744
                                                    --------------      --------------     --------------
Total operating expenses                                     7,718               7,475              4,672
                                                    --------------      --------------     --------------
                                                            (5,576)             (7,193)            (3,625)
Other income (expense):
   Interest income                                             120                 218                 51
   Interest expense                                            (88)               (326)              (432)
   Other                                                        32                 (29)               (86)
   Litigation legal fees                                         -                (187)              (179)
                                                    --------------      --------------     --------------
Total other income (expense)                                    64                (324)              (646)
                                                    --------------      --------------     --------------
Loss before provision for income taxes                      (5,512)             (7,517)            (4,271)
Income taxes                                                     -                   -                  -
                                                    --------------      --------------     --------------
Loss before extraordinary item                              (5,512)             (7,517)            (4,271)
Extraordinary item
Loss on early extinguishment of debt (net of tax
   of $0)                                                        -                (300)                 -
                                                     --------------      --------------     --------------
Net loss                                                    (5,512)             (7,817)            (4,271)
Preferred stock dividends                                     (419)               (182)              (220)
Preferred stock issuance charges                            (1,173)                  -                  -
                                                    --------------      --------------     --------------
Net loss applicable to common stockholders          $       (7,104)     $       (7,999)    $       (4,491)
                                                    ==============      ==============     ==============

Basic and diluted net loss applicable to common
   shares before extraordinary item                 $         (.36)     $         (.47)    $        ( .39)
Extraordinary item                                               -                (.02)                 -
                                                    --------------      --------------     --------------
Basic and diluted net loss per common share         $         (.36)     $         (.49)    $        ( .39)
                                                    ==============      ==============     ==============
Basic and diluted weighted average common shares
   outstanding                                          19,497,493          16,288,296         11,490,332
                                                    ==============      ==============     ==============

See accompanying notes.

                       Sedona Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)



                                                   Class A Preferred   Class A Preferred   Class A Preferred  Class A Preferred
                                                     Stock Series A      Stock Series C     Stock Series D     Stock Series E
                                                   -----------------------------------------------------------------------------
                                                    Shares   Amount     Shares    Amount   Shares   Amount    Shares   Amount
                                                   -----------------------------------------------------------------------------

Balance, December 31, 1995                          500,000   $1,000   125,000     $1,250       -   $    -       -      $    -
Stock warrants/options issued for consulting
   services                                               -        -         -          -       -        -       -           -
Conversion of debt into common stock                      -        -         -          -       -        -       -           -
Conversion of debt into preferred stock                   -        -         -          -       -        -       -           -
Exercise of common stock
   options/warrants - stock subscription                  -        -         -          -       -        -       -           -
Exercise of common stock options                          -        -         -          -       -        -       -           -
Exercise of common stock warrants                         -        -         -          -       -        -       -           -
Expenses incurred related to conversion of
   convertible debt                                       -        -         -          -       -        -       -           -
Expenses incurred related to issuance of common
   stock                                                  -        -         -          -       -        -       -           -
Preferred stock dividends                                 -        -         -          -       -        -       -           -
Issuance of stock warrants - convertible debt             -        -         -          -       -        -       -           -
Net loss, year ended December 31, 1996                    -        -         -          -       -        -       -           -
                                                   --------   ------  --------     ------    ----     ----    ----       -----
Balance, December 31, 1996                          500,000    1,000   125,000      1,250       -        -       -           -
Stock warrants/options issued for consulting
   services                                               -        -         -          -       -        -       -           -
Conversion of debt into common stock                      -        -         -          -       -        -       -           -
Conversion of debt into preferred stock                   -        -         -          -   2,990    2,990       -           -
Conversion of preferred stock into common stock           -        -  (125,000)    (1,250)      -        -       -           -
Exercise of common stock options                          -        -         -          -       -        -       -           -
Exercise of common stock warrants                         -        -         -          -       -        -       -           -
Expenses incurred related to conversion of
   convertible debt                                       -        -         -          -       -        -       -           -
Expenses incurred related to issuance of common
   stock                                                  -        -         -          -       -        -       -           -
Preferred stock dividends                                 -        -         -          -       -        -       -           -
Repayment of notes receivable                             -        -         -          -       -        -       -           -
Issuance of stock warrants - convertible debt             -        -         -          -       -        -       -           -
Net loss, year ended December 31, 1997                    -        -         -          -       -        -       -           -
                                                   --------   ------  --------     ------    ----     ----    ----       -----
Balance, December 31, 1997                          500,000    1,000         -          -   2,990    2,990       -           -

Stock warrants/options issued for consulting
   services                                               -        -         -          -       -        -       -           -
Issuance of preferred stock                               -        -         -          -       -        -   5,200       5,200
Conversion of debt into common stock                      -        -         -          -       -        -       -           -
Conversion of preferred stock into common stock           -        -         -          -  (2,990)  (2,990)   (853)       (853)
Exercise of common stock options                          -        -         -          -       -        -       -           -
Exercise of common stock warrants                         -        -         -          -       -        -       -           -
Cancellation of common stock                              -        -         -          -       -        -       -           -
Expenses incurred related to issuance of
   preferred stock                                        -        -         -          -       -        -       -           -
Preferred stock dividends                                 -        -         -          -       -        -       -           -
Repayment of notes receivable                             -        -         -          -       -        -       -           -
Net loss, year ended December 31, 1998                    -        -         -          -       -        -       -           -
                                                   --------   ------  --------     ------    ----     ----    ----       -----
Balance, December 31, 1998                          500,000   $1,000         -     $    -       -   $    -   4,347      $4,347
                                                   ========   ======  ========     ======    ====   ======   =====      ======


See accompanying notes.

                       Sedona Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

(RESTUBBED TABLE)



                                                                                                            Notes
                                                        Common Stock          Additional                  Receivable
                                                  ------------------------     Paid-In      Accumulated    Related
                                                      Shares       Amount      Capital        Deficit       Party
                                                  -----------------------------------------------------------------

Balance, December 31, 1995                           10,188,812    $   10     $ 8,677       $(8,832)      $    -
Stock warrants/options issued for consulting
   services                                                   -         -         283             -            -
Conversion of debt into common stock                  2,259,056         2       3,105             -            -
Conversion of debt into preferred stock                       -         -           -             -            -
Exercise of common stock
   options/warrants - stock subscription              1,099,300         1       1,680             -       (1,681)
Exercise of common stock options                        264,222         1         330             -            -
Exercise of common stock warrants                       969,376         1       1,309             -            -
Expenses incurred related to conversion of
   convertible debt                                           -         -        (300)            -            -
Expenses incurred related to issuance of common
   stock                                                      -         -         (59)            -            -
Preferred stock dividends                                     -         -           -          (220)           -
Issuance of stock warrants - convertible debt                 -         -         270             -            -
Net loss, year ended December 31, 1996                        -         -           -        (4,271)           -
                                                     ----------    ------     -------      --------      -------
Balance, December 31, 1996                           14,780,766        15      15,295       (13,323)      (1,681)
Stock warrants/options issued for consulting
   services                                                   -         -         124             -            -
Conversion of debt into common stock                    683,020         1       1,954             -            -
Conversion of debt into preferred stock                       -         -           -             -            -
Conversion of preferred stock into common stock         949,352         1       1,451             -            -
Exercise of common stock options                        182,917         -         295             -            -
Exercise of common stock warrants                     1,474,264         1       2,864             -            -
Expenses incurred related to conversion of
   convertible debt                                           -         -         (45)            -            -
Expenses incurred related to issuance of common
   stock                                                      -         -        (183)            -            -
Preferred stock dividends                                     -         -           -          (182)           -
Repayment of notes receivable                                 -         -           -             -          354
Issuance of stock warrants - convertible debt                 -         -         400             -            -
Net loss, year ended December 31, 1997                        -         -           -        (7,817)           -
                                                     ----------    ------     -------      --------      -------
Balance, December 31, 1997                           18,070,319        18      22,155       (21,322)      (1,327)

Stock warrants/options issued for consulting
   services                                                   -         -         149             -            -
Issuance of preferred stock                                   -         -           -             -            -
Conversion of debt into common stock                    139,246         -         324             -            -
Conversion of preferred stock into common stock       2,198,321         2       3,998             -            -
Exercise of common stock options                         68,333         -          68             -            -
Exercise of common stock warrants                       143,750         -         156             -            -
Cancellation of common stock                            (15,000)        -           -             -            -
Expenses incurred related to issuance of
   preferred stock                                            -         -        (200)            -            -
Preferred stock dividends                                     -         -           -          (419)           -
Repayment of notes receivable                          (677,180)        -      (1,254)            -        1,274
Net loss, year ended December 31, 1998                        -         -           -        (5,512)           -
                                                     ----------    ------     -------      --------      -------
Balance, December 31, 1998                           19,927,789    $   20     $25,396      $(27,253)      $  (53)
                                                     ==========    ======     =======      ========      =======



See accompanying notes.

                       Sedona Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                      Year ended December 31
                                                    1998       1997       1996
                                                  ------------------------------
Operating activities
Net loss                                          $(5,512)   $(7,817)   $(4,271)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                   370        384        344
      Increase inventory reserves                     647          -          -
      Non-cash consulting expense                     149        124        283
      Provision (recovery) for losses on
         accounts receivable                          135        (98)       143
      Loss on disposition of property and
         equipment                                     16          -         23
      Writeoff of software development costs            -          -        556
      Interest expense and write-off of deferred
         debt costs                                     -        454       270
      Decrease in deferred income taxes                 -           -        34
      Changes in operating assets and
         liabilities:
         Accounts receivable                       (1,355)       246          3
         Inventories                                   80       (644)       280
         Prepaid expenses and other current
           assets                                     128       (176)       (55)
         Other noncurrent assets                       (2)       (17)        30
         Accounts payable and accrued
           expenses                                   160        396       (335)
         Deferred revenue and other                   150       (185)        74
                                                  -------      -----     ------
Net cash used in operating activities              (5,034)    (7,333)    (2,621)

Investing activities
Purchase of property and equipment                   (231)      (591)      (557)
Increase in capitalized software development
  costs                                              (333)         -          -
Proceeds from sale of property and equipment            7          -        228
                                                  -------      -----     ------
Net cash used in investing activities                (557)      (591)      (329)


See accompanying notes.

                       Sedona Corporation and Subsidiaries

                                 (In Thousands)


                                                      Year ended December 31
                                                    1998       1997       1996
                                                --------------------------------

Financing activities
Proceeds from issuance of convertible debt
  and warrants                                    $    -     $ 5,200    $ 3,100
Payment of preferred stock dividends                (135)       (289)       (10)
Repayments of notes receivable, related
  parties                                             29         324          -
Proceeds from notes payable, officers                  -           -        (34)
Payment of notes payable, officers                     -           -       (284)
Changes in long-term obligations, net                (40)       (112)      (212)
Payment of expenses, preferred stock issuance       (200)       (183)       (59)
Payment of expenses, convertible debt                  -         (45)      (300)
Proceeds from issuance of preferred stock          5,200           -          -
Proceeds from exercise of common stock
  warrants/options                                   225       3,162      1,641
Proceeds from issuance of long-term debt               -          96          -
                                                  ------      ------     ------
Net cash provided by financing activities          5,079       8,153      3,842
                                                  ------      ------     ------
Net (decrease) increase in cash and cash
  equivalents                                       (512)        229        892
Cash and cash equivalents, beginning of year       1,310       1,081        189
                                                  ------      ------     ------
Cash and cash equivalents, end of year            $  798      $1,310     $1,081
                                                  ======      ======     ======


See accompanying notes.

                       Sedona Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)

                  Years ended December 31, 1998, 1997 and 1996

1. Accounting Policies

Description of Business

Sedona Corporation designs, manufactures and markets a line of electronic image scanning products and provides related software and services. The Company also performs selected conversion and document management services. In addition, the Company develops, produces, markets and services business geographic and data visualization software and solutions.

Subsequent to December 31, 1998, the Company announced a name change of the corporation to Sedona Corporation from Scan-Graphics, Inc. and began trading under the NASDAQ Symbol "SNDA."

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries, Tangent Engineering(TM), Inc., Tangent Financial(TM) Corporation, Sedona(R) GeoServices, Inc. and Technology Resource Centers(SM), Inc. All significant intercompany accounts and transactions have been eliminated. Effective December 31, 1998, Tangent Engineering(TM), Inc. and Tangent(TM) Financial Corporation were merged with Sedona Corporation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


1. Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets which range from three to seven years.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers with the exception of certain foreign customers from which prepayments or letters of credit are required. Although the Company has a diversified client base, its customers consist primarily of distributors and corporate entities.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts and notes receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


1. Accounting Policies (continued)

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed five years. Amortization commences when the product is available for general release to customers.

During 1998, the Company capitalized $333 of software development costs related to the Company's business geographics software. No software development costs were capitalized in 1997 or 1996. During 1998, this software became available for sale. During 1998, 1997 and 1996, $18, $0 and $566 was charged to expense relating to amortization or writedown of software development costs. The $566 in 1996 related to amounts written down to their net realizable value.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment and substantial acceptance by the customer. Revenue from services is recorded as performed. Deferred revenue from maintenance contracts is recognized over the service period of the contract. Revenue from royalty and licensing agreements is recorded when earned.

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

                       Sedona Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)



1. Accounting Policies (continued)

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 1998, 1997 and 1996 the effect of stock options, warrants and convertible securities were anti-dilutive and therefore not included in the calculation of diluted earnings per share.

Stock-Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 8 includes required disclosures and pro-forma information provided under FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying common stock at the date of grant, no compensation expense is recognized.

Impact of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established the standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 had no impact on the Company's results of operations or financial position.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


1. Accounting Policies (continued)

In June 1997, the Financial Account Standards Board issued Statement No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for public enterprises reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 1998, substantially all of the Company's business was derived from the sale of wide-width color scanners.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Because the Company has never used and currently does not intend to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

2. Inventories

Inventories consist of the following:

                                        December 31
                                     1998         1997
                                  ----------------------
Raw materials                     $    389      $    904
Work-in-process                        135           414
Finished goods                         408           372
                                  --------      --------
                                  $    932      $  1,690
                                  ========      ========

3. Property and Equipment

Property and equipment consist of the following:

                                                   December 31
                                                 1998        1997
                                               --------------------
Machinery and equipment                        $ 3,215     $  3,139
Equipment under capital lease                      507          387
Furniture and fixtures                             199          158
Automobiles and trucks                              12           12
Leasehold improvements                              88          116
Purchased software                                 290          282
                                               -------     --------
                                                 4,311        4,094

Less accumulated depreciation and amortization   3,196        2,868
                                               -------     --------
                                               $ 1,115     $  1,226
                                               =======     ========

Depreciation and amortization expense related to property and equipment was $370 in 1998, $384 in 1997 and $344 in 1996.

4. Long-Term Debt

Long-term debt consists of the following:
                                                                 December 31
                                                                1998     1997
                                                              ----------------

7% convertible debentures payable, originally maturing
  between May and June 1999. The debentures were
  converted into common stock during January 1998.             $   -     $ 311
Note payable, payable in monthly installments of $6,
  including interest at 8.75% through July 1999. The note
  payable is collateralized by equipment.                         40       107
Capital lease obligations                                        217        99
Other                                                              -        91
                                                               -----     -----
                                                                 257       608
Less current maturities                                          125       452
                                                               -----     -----
Long-term debt                                                 $ 132     $ 156
                                                               =====     =====

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)



5. Convertible Debentures

In connection with a $3,100 private placement purchase agreement in March 1996, the Company sold 62 units of convertible debentures. Each unit consisted of a $50, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The warrants, which were immediately exercisable, had an estimated value, based on an appraisal, of $270, which was reflected as a debt discount. During 1996, all of the debentures were converted into 2,259,056 shares of common stock. The $270 debt discount was charged to interest expense. The "A" warrants were exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants were exercisable at $4.00 per share. During 1998, 1997 and 1996, -0-, 657,169 and 542,841, respectively, of the total 1,200,010 "A"
warrants were exercised. During 1998, 1997 and 1996, -0-, 437,558 and -0-, respectively, of the total 1,200,010 "B" warrants were exercised. All remaining "B" warrants expired on March 26, 1999.

In connection with a $5,200 private placement purchase agreement completed during June 1997, the Company sold 52 units of convertible debentures. Each unit consisted of a $100, 7% convertible note due between May and June 1999 and a warrant to purchase 17,308 shares of common stock. The notes and any accrued interest were convertible within 90 days at a price per share equal to the lesser of $7.00 per share or the average closing bid price for the five days preceding conversion, or if the conversion price was less than $4.00 per share, at a 10% discount to the average closing bid price for the five days prior to conversion. If the conversion was greater than $4.00, but less than $7.00, the discount was increased by 1% for every $.20 increase in the conversion price. Debenture conversions were limited to $520 in any month. The warrants were exercisable immediately at $4.00 per share and expire June 1, 2001. The warrants had an estimated fair value, based on an appraisal of $400. This amount was reflected as a debt discount. Upon the conversion of the notes to stock, $100 of this amount was charged to interest expense in the 1997 statement of operations while the remaining $300 was reflected as extraordinary loss on early extinguishment of debt. From August 1997 through December 1997, note holders converted $1,900 or 19 units of convertible debentures, plus accrued interest thereon, into 683,020 shares of common stock. During December 1997, note holders converted $2,990 or 29.9 units of convertible debentures, plus accrued interest thereon, into 2,990 shares of Class A Series D preferred stock. Additionally, during January 1998, note holders converted the remaining $311 or 3.1 units of convertible debentures, plus accrued interest thereon, into 139,246 shares of common stock.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


6. Stockholders' Equity

Class A Convertible Preferred Stock

Series A, B, C, D and E

Class A preferred stock is issuable in various series and is convertible in accordance with the terms of the issued series. The Board of Directors has the authority to fix by resolution all other rights. The Class A Series A preferred shares pay quarterly dividends at the rate of twelve percent (12%) per annum, have cumulative rights and have a liquidation preference at the par value of the preferred shares. Each share is convertible at the election of the holder into one share of common stock at any time. Each holder has the same right to vote each share on all corporate matters as the holder of one share of common stock.

In connection with a private placement offering in March, 1999, the Company issued 1,000 shares of Class A Series B preferred stock. The Series B has the same rights as the Series A (See Note 15).

During 1998, 2,990 shares of Class A Series D preferred stock and the related accrued dividends payable of $3,122 were converted into 1,672,267 shares of common stock.

During 1997, 125,000 shares of Class A Series C preferred stock and the related dividends payable of $202 were converted to 949,352 shares of common stock.

During March and April, 1998 the Company issued a $5,200 private placement of its securities which consisted of 52 units of $100, 7% Class A Series E convertible preferred stock (Series E Preferred) and a warrant to purchase 28,850 shares of common stock, exercisable at $3.00. The Series E Preferred and any accrued dividends were convertible at a price per share equal to the lesser of $3 per share or at a 15% discount to the average closing bid price for the five days preceding conversion. If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the Series E Preferred and accrued dividends at the par value of the Series E Preferred, plus the conversion discount. Conversions were restricted to 10% per month on a cumulative monthly basis. In connection with the Series E Preferred offering, the Company recorded a one-time

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


6. Stockholders' Equity (continued)

non-cash dividend of $917 as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance. This imputed non-cash dividend has been included in the net loss applicable to common stockholders.

On August 7, 1998, the Series E Preferred investors agreed to new terms providing for no conversions of Series E Preferred from August 1, 1998 through January 31, 1999. Thereafter, up to 25% of the remaining Series E Preferred may be converted per month per holder. Additionally, the Company agreed to adjust the exercise price of the 1,500,200 warrants issued to the investors from $3.00 per share to $2.25 per share. The warrants could not be exercised prior to February 1, 1999. In addition, the Company issued 1,254,132 new warrants to the investors at an exercise price of $4.00 per share. These new warrants became exercisable on February 1, 1999. The Company recorded a non-cash dividend of $256 as a result of the value of the consideration given to the Series E Preferred investors. This non-cash dividend has been included in the net loss applicable to common stockholders. Previous to these new terms, $532 of Series E Preferred and accrued dividends were converted into 410,324 shares of common stock. As of March 31, 1999, a total of $2,388 in Series E Preferred and accrued dividends had been converted into 1,208,101 shares of common stock.

7. Promissory Notes

During December 1996, 1,099,300 options and warrants were exercised for $1,680 by certain officers and directors of the Company in exchange for promissory notes and promissory demand notes aggregating $1,680. The notes bear an annual interest rate of 8.25%. The promissory notes, together with accrued interest, have maturity dates ranging from July 1998 through July 2000. The notes are secured by shares of the Company's common stock. During 1998 and 1997, promissory demand notes totaling $1,274 and $354, respectively, were satisfied by either cash payments to the Company or return of the shares.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


8. Stock Options and Warrants

Long-Term Incentive Plan

During 1992 the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted common stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's stockholders. The shares, which were related to the unexercised or undistributed portion of any terminated, expired or forfeited award, will also be made available for distribution in connection with future grants under the Plan. As of December 31, 1996, the Company over-issued stock options under their 1992 Plan. During 1997, the Plan was amended to increase the number of options available for future grants to 3,000,000. The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002. At December 31, 1998, 1997 and 1996, there were 939,251, 915,502 and (616,531) options available for future grant.

Options outstanding under the Long-Term Incentive Plan have been granted to officers, directors, employees, and others and expire between May 1999 and November 2008. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

                                                                 Weighted
                                                                  Average
                                                    Shares     Exercise Price
                                                  ----------  ----------------

Outstanding at December 31, 1995                    708,888      $  1.21
Canceled or expired                                       -            -
Granted                                             782,643         2.89
Exercised                                          (127,222)        1.04
                                                 ----------       ------
Outstanding at December 31, 1996                  1,364,309         2.20
Canceled or expired                                (112,750)        2.30
Granted                                             573,717         3.09
Exercised                                          (182,917)        1.62
                                                 ----------       ------
Outstanding at December 31, 1997                  1,642,359         2.57
Canceled or expired                                (422,000)        2.94
Granted                                             445,250         2.22
Exercised                                           (68,333)        1.00
                                                 ----------       ------
Outstanding at December 31, 1998                  1,597,276       $ 2.44
                                                 ==========       ======

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


8. Stock Options and Warrants (continued)

                                                                      Weighted
                                                      Exercise         Average
                                     Options         Price Range      Exercise
                                      Shares          Per Share         Price
                                     -------         -----------     ----------
Exercisable at year-end
1996                                 984,309         $.47 to $3.00     $  2.03
1997                                 912,360         $.47 to $4.00     $  2.30
1998                               1,003,944         $.47 to $4.00     $  2.36



The following table summarizes information about stock options outstanding at December 31, 1998:


                                                       Ranges                                     Total
                               -----------------------------------------------------------------------------
Range of exercise prices        $.47 to $1.00      $2.00 to $2.50        $3.00 to $4.00        $.47 to $4.00
Options outstanding                 286,666           475,250                835,361              1,597,276
Weighted average
 remaining contractual
 life (years)                         1.0               6.5                    6.3                   5.8
Weighted average
 exercise price                      $0.83             $2.08                  $3.12                 $2.44
Exercisable                         246,666           242,750                474,528              1,003,944
Weighted average
 exercise price                      $0.83             $2.34                  $3.16                 $2.36





                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


8. Stock Options and Warrants (continued)

Warrants

Warrants outstanding have been granted to officers, directors, stockholders and others to purchase common stock at prices ranging from $.38 to $5.29 per share and expiring between March 1999 and December 2008. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

                                                             Weighted
                                                              Average
                                              Shares       Exercise Price
                                           ------------   ----------------

Outstanding at December 31, 1995            3,912,392      $     1.61
Canceled or expired                          (510,000)           2.57
Granted                                     3,396,010            2.68
Exercised                                  (1,808,676)           1.45
                                          -----------      ----------
Outstanding at December 31, 1996             4,989,726           2.30
Canceled or expired                           (793,598)          3.13
Granted                                      3,626,473           3.94
Exercised                                   (1,474,264)          1.94
                                          ------------     ----------
Outstanding at December 31, 1997             6,348,337           3.22
Canceled or expired                            (24,500)          2.00
Granted                                      3,691,332           2.88
Exercised                                     (187,500)          1.07
                                          ------------     ----------
Outstanding at December 31, 1998             9,827,669     $     3.11
                                          ============     ==========


                                                                   Weighted
                                                  Exercise          Average
                                  Warrant        Price Range       Exercise
                                  Shares          Per Share         Price
                                ----------     --------------     ----------
Exercisable at year-end
1996                             3,236,294      $.38 to $4.00        $2.58
1997                             4,698,731      $.38 to $4.00        $3.56
1998                             7,308,457      $.38 to $4.00        $3.23

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)



8. Stock Options and Warrants (continued)

During 1998, 1997 and 1996, 387,000, 311,457 and 374,999 warrants, respectively, were issued to non-employees for certain consulting services, and in some instances, had contingent vesting provisions based on achievement of certain performance services levels. The 1998, 1997 and 1996 statements of operations reflects charges of $149, $124, and $283, respectively, for those non-employee stock warrants and options where such service levels were performed.

During 1998, 1997 and 1996, 550,000, 315,000 and 620,991 warrants, respectively, were issued to employees in lieu of compensation. These warrants were issued at exercise prices at or above fair market value at the date of grant and therefore there were no charges to earnings.

The following table summarizes information about stock warrants outstanding at December 31, 1998:


                                                         Ranges                                Total
                                 --------------------------------------------------------------------------
Range of exercise prices         $.38 to $1.00     $1.31 to 2.38      $2.30-$4.00        $.38 to $4.00
Outstanding                         965,096          2,290,518          6,572,055          9,827,669
Weighted average
 remaining contractual
 life (years)                         1.4               3.3                2.6                2.7
Weighted average exercise
 price                               $.92             $2.19               $3.75              $3.11
Exercisable                        234,000           1,979,518          5,094,939          7,308,457
Weighted average exercise
 price                               $.66             $2.23              $3.73               $3.23



The Company is obligated to purchase 452,270 warrants from five (5) employees of the Company in the event of change of control of the Company or termination of employment for breach of contract or convenience at a cash purchase price equal to the amount of the aggregate fair market value of the shares, less the aggregate option/warrant price of such shares. As of December 31, 1998 the market value exceeded the aggregate option/warrant price by approximately $622.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)



8. Stock Options and Warrants (continued)

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends paid for all years; expected volatility of 35% for all years; risk-free interest rates range from 5.25% to 7.81%; and expected lives range from 1.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

                                             Year ended December 31
                                      1998             1997             1996
                                   ----------        --------         --------
Stock options                      $      .98        $   1.48         $   1.67
Warrants                           $      .94        $   1.31         $    .86

In accordance with SFAS 123, the estimated fair value of the Company's options and warrants is amortized over the vesting period. Had this expense been charged to operations, the Company's pro-forma net loss and net loss per common share would have been as follows:

                                           Year ended December 31
                                     1998           1997           1996
                                  ----------     ----------     ----------
Net loss
    As reported                   $   (5,512)    $   (7,817)    $   (4,271)
    Pro forma                     $   (6,326)    $   (8,959)    $   (5,121)
Net loss applicable to
    common shares
    As reported                   $     (.36)    $     (.49)    $     (.39)
    Pro forma                     $     (.41)    $     (.55)    $     (.46)

The Company issued stock options and warrants to purchase 877,250 shares of the Company's common stock to directors of the Company for services rendered during 1998. The options and warrants were issued at or above the fair market value of the common stock on the grant date at exercise prices ranging between $1.16 and $3.36 per share, expiring through December 16, 2008. As of December 31, 1998, none of these options or warrants were exercised.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)



8. Stock Options and Warrants (continued)

The Company issued stock options and warrants to purchase 54,300 shares of the Company's common stock to directors of the Company for services rendered during 1997. The options and warrants were issued with exercise prices ranging between $3.69 and $3.98 per share, expiring through December 31, 2006. The options and warrants were issued at the fair market value of the common stock or warrants on the grant date. As of December 31, 1998 none of these options or warrants were exercised.

The Company issued stock warrants to purchase 170,000 shares of the Company's common stock to directors of the Company for services rendered during 1996. The warrants were issued with an exercise price of $3.00 per share, expiring through April 30, 2001 with immediate vesting upon issuance. Of the 170,000 warrants, 20,000 were issued at an exercise price below the Company's market value. As of December 31, 1998 none of these warrants were exercised.

In consideration for the Company's 1995 acquisition of Sedona GeoServices, Inc. of Pennsylvania, the Company issued warrants to purchase up to 1,210,000 shares of the Company's common stock at an exercise price of $1.00 per share of which 160,000 vested immediately, and the balance will vest when cumulative revenues from future sales of the software reach levels as specified in the acquisition agreement. As of December 31, 1998, such levels had not been attained. Warrants which do not vest by July 28, 2000 will be canceled.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

9. Revenues

The Company had one customer during the years ended December 31, 1998 and 1997 which accounted for 14% in 1998 and 22% in 1997 of total revenues. The Company had a different customer which accounted for 14% of total 1996 revenues. The Company's operations are exclusively in North America, however it has both domestic and export sales. A summary of domestic and export sales and gross profits for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                          1998
                               Total    Domestic    Export
                              -------   ---------   -------

Revenues                      $ 6,178    $ 4,363    $ 1,815
Cost of sales                   4,036      3,198        838
                              -------    -------    -------
Gross profit                  $ 2,142    $ 1,165    $   977
                              =======    =======    =======

                                          1997
                               Total    Domestic    Export
                              -------   ---------   -------

Revenues                      $ 4,827    $ 2,700    $ 2,127
Cost of sales                   4,545      3,129      1,416
                              -------    -------    -------
Gross profit                  $   282    $  (429)   $   711
                              =======    =======    =======

                                          1996
                               Total    Domestic    Export
                              -------   ---------   -------

Revenues                      $ 5,060   $  3,760    $ 1,300
Cost of sales                   4,013      3,207        806
                              -------   --------    -------
Gross profit                  $ 1,047   $    553    $   494
                              =======   ========    =======

Exports were sold principally into Western Europe.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


10. Contingencies

On March 11, 1998, an action was commenced in the Court of Common Pleas of Montgomery County, Pennsylvania, against the Company by a former employee, seeking damages of $361, for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company believes the claim is without merit and is defending its position. Accordingly, no provision has been made in the accompanying financial statements.

During 1998, the Company concluded two suits for patent infringement against two competitors who produce electronic image scanning equipment in negotiated out-of-court settlements. The Company received a total of $172 in connection with the settlement of these matters.

11. Related Party Transactions

Through August 31, 1997, the Company leased its principal office and one of its manufacturing facilities from a corporation which is owned by the former chief executive officer of the Company. Rent expense charged to operations was $0, $64 and $96 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company incurred consulting and commission fees, and out-of-pocket expenses of $27, $60, and $259 for the years ended December 31, 1998, 1997 and 1996, respectively, to a company whose president is a director of the Company.

12. Profit Sharing Plan

During 1998 and in earlier periods, a subsidiary of the Company had a qualified profit sharing 401(k) plan (the Plan) available to all eligible employees. Contributions to the 401(k) portion of the Plan were matched by the Company equal to 100% of voluntary contributions by individual participants, limited to 3% of the individual participant's annual pay. Annual profit sharing contributions to the Plan are made at the discretion of the Board of Directors. Subsequent to year-end 1998, the Plan was made available to all eligible Sedona employees. At the same time, matches to the Plan by the Company were suspended but may be reinstated at such time as determined appropriate by the Board of Directors. The total amount charged to operations under the plan was $38, $72 and $35 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

13. Commitments

The Company has employment agreements with certain key employees which expire at various dates through December 2000. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.

The Company leases certain office space and office equipment under various noncancelable operating and capital lease arrangements which expire from 1999 to 2003. Future minimum lease payments under capital and operating lease obligations consist of the following:

Year ending December 31:             Capital     Operating        Total
                                    ---------   -----------    ---------
           1999                      $  125       $   208       $  333
           2000                          82            44          126
           2001                          41             -           41
           2002                          32             -           32
           2003                          18             -           18
                                     ------       -------       ------
Total minimum lease payments            298       $   252       $  550
                                                  =======       ======

Less amount representing interest       (81)
                                     ------
Present value of net minimum
 capital lease payments              $  217
                                     ======


Gross payments made under capital and operating lease obligations for 1998 were $364.


14. Income Taxes

No provision for federal and State income taxes has been recorded as the Company has incurred net operating losses through December 31, 1998.

As of December 31, 1998 the Company recorded a deferred tax asset of $8.7 million which primarily relates to net operating loss carryforwards for federal and state tax purposes and certain other reserves. The Company provided a valuation allowance for the full amount of the deferred tax asset as the Company believes sufficient uncertainty exists regarding its realization. Deferred tax assets at December 31, 1997 and 1996 also had a 100% valuation allowance.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


14. Income Taxes (continued)

At December 31, 1998, the Company had approximately $24.1 million in federal net operating loss carryforwards that expire in various years beginning in 1999 through 2018. Additionally, the Company has approximately $5.2 million of state net operating loss carryforwards that expire in various years beginning in 2005 through 2008.

The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code regarding changes in ownership of a Company. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

15. Subsequent Events

On March 31, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series B convertible preferred stock. After a period of 12 months from March 31, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $2.30 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.15. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary is less than 145% of the Closing Price, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to a maximum of 1,875,749 under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing.

During March 1999, the Company's chief executive officer agreed to loan up to $500 to the Company on a short-term basis bearing interest at the rate of 1.5% per month. Maximum advances under this loan arrangement amounted to $185 and were repaid to the officer in March 1999.

                       Sedona Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

16. Supplemental Disclosures of Cash Flow Information

                                                     Year ended December 31
                                                   1998        1997      1996
                                                 --------    --------  --------

Cash paid during the year for interest            $  191      $  223    $  166
Noncash investing and financing
    activities are as follows:
       Conversion of debentures into
         common stock                                324       1,954     3,107
       Conversion of preferred stock dividends
         into common stock                           158         182       210
       Transfer of inventory to
         equipment in fixed assets                    31         128         -
       Preferred stock issued in lieu of
         payment of preferred dividends                -         201         -
       Conversion of debentures
         into preferred stock                          -       2,990         -
       Dividends payable offset against
         notes receivable - related party             45          30         -
       Issuance of common stock in
         exchange for notes receivable, related
         party                                         -           -     1,681

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


       Column A                     Column B                      Column C                     Column D             Column E
------------------------------------------------------------------------------------------------------------------------------------
                                    Balance at        Charged to
                                   Beginning of       Costs and             Charged to        Reductions -       Balance at End
                                      Period           Expenses           Other Accounts        Describe           of Period
                                   -------------      ----------          ---------------     ------------      ----------------
Year ended December 31, 1998
  Allowance for doubtful accounts     $   90           $  190              $     -             $  54(A)             $  226
Year ended December 31, 1997
  Allowance for doubtful accounts        189                1                    -                99(A)                 91
Year ended December 31, 1996
  Allowance for doubtful accounts         46              155                    -                12(A)                189





(A) Accounts receivable written-off.