Form 10-Q
period 1999-03-31
SEDONA CORP
filed 1999-05-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


Commission File Number    0-15864
                       -------------


                               SEDONA CORPORATION
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

      PENNSYLVANIA                                  95-4091769
-------------------------------------------------------------------------------
(State of Incorporation)                 (IRS Employer Identification No.)

             649 NORTH LEWIS ROAD, LIMERICK, PENNSYLVANIA 19468-1234
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  610-495-3003
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                               SCAN-GRAPHICS, INC.
-------------------------------------------------------------------------------
                                   Former Name

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES     X      NO
                                                  -------


20,944,563 shares of common stock were outstanding as of March 31, 1999.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                      INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 1999 (Unaudited)
         and December 31, 1998                                             4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended March 31, 1999 and 1998                        5

         Consolidated Statements of Cash Flow -- (Unaudited)               6
         three months ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements -                  7 - 9
         March 31, 1999

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               10 - 11

PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                    12


SIGNATURE PAGE                                                            13
--------------

                      NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of Sedona Corporation (the "Company" or "Sedona Corp.") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)

                                                                             MARCH 31,
                                                                               1999            DECEMBER 31,
                                                                            (UNAUDITED)            1998
                                                                            -------------------------------
Assets
Current Assets:
 Cash                                                                         $   970              $   798
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $143 in 1999 and $226 in 1998                                                 1,321                1,916
 Inventories                                                                    1,043                  932
 Prepaid expenses and other current assets                                        123                  139
                                                                              ----------------------------
Total current assets                                                            3,457                3,785

Property And Equipment, less accumulated
 depreciation and amortization                                                  1,078                1,115
Software development costs, net and other assets                                  315                  345
                                                                              ----------------------------
Total assets                                                                  $ 4,850              $ 5,245
                                                                              ============================
Liabilities And Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses                                        $ 1,010              $ 1,070
 Dividend payable                                                                 235                  259
 Deferred revenue                                                                 101                   47
 Current maturities of long-term debt                                              96                  125
                                                                              ----------------------------
Total current liabilities                                                       1,442                1,501
Long-term debt, less current maturities                                           145                  132
Other                                                                             117                  155
                                                                              ----------------------------
Total long-term liabilities                                                       262                  287
                                                                              ----------------------------
Total liabilities                                                             $ 1,704              $ 1,788

Stockholders' Equity:
    Class A convertible preferred stock
      Authorized shares - 1,000,000
        Series A, par value $2.00,
           Issued and outstanding shares - 500,000                              1,000                1,000
        Series B, par value $2.00,
           Issued and outstanding shares - 1,000 and
           -0- in 1999 and 1998, respectively                                   1,000                   --
       Series E, par value $1,000,
           Issued and outstanding shares - 2,927 and
           4,347 in 1999 and 1998, respectively                                 2,927                4,347
    Common stock, par value $0.001
      Authorized shares - 50,000,000
        Issued and outstanding shares - 20,944,563
         and 19,927,789 in 1999 and 1998, respectively                             21                   20
    Additional paid-in-capital                                                 27,232               25,396
    Notes receivable, related parties                                             (53)                 (53)
    Accumulated deficit                                                       (28,981)             (27,253)
                                                                               ---------------------------
Total stockholders' equity                                                      3,146                3,457
                                                                               ---------------------------
Total liabilities and stockholders' equity                                    $ 4,850              $ 5,245
                                                                              ============================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999             1998
                                                                       ----------------------------
Revenues:
  Sales                                                                $   591            $ 1,202
  License and royalty fees                                                   2                  9
                                                                       ----------------------------
Total revenues                                                             593              1,211
Cost of goods sold                                                         647              1,543
                                                                       ----------------------------
Gross profit(loss)                                                         (54)              (332)
Expenses:
  General and administrative                                               559              1,199
  Sales and marketing                                                      703                795
  Research and development                                                 301                431
                                                                       ----------------------------
Total operating expenses                                                 1,563              2,425
                                                                       ----------------------------
                                                                        (1,617)            (2,757)
Other income(expense)
   Interest income                                                          11                 16
   Interest expense                                                        (26)                (7)
   Other                                                                    --                  7
                                                                       ----------------------------
Total other income (expense)                                               (15)                16
Loss before provision for income taxes                                  (1,632)            (2,741)
Income taxes                                                                --                 --
                                                                       ----------------------------
Net loss                                                                (1,632)            (2,741)
Preferred stock dividends                                                  (97)              (192)
                                                                       ----------------------------
Net loss applicable to common stockholders                             $(1,729)          $ (2,933)
                                                                       ============================

Basic and diluted net loss applicable to
  common shares                                                        $  (.08)          $   (.16)
                                                                       ============================
Basic and diluted weighted average common
  shares outstanding                                                20,355,429         18,422,874
                                                                    ===============================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands, except share and per share data)

                                                                         UNAUDITED
                                                                THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                1999                   1998
                                                              ------------------------------
Operating Activities
Net loss                                                      $(1,632)               $(2,741)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                   92                     82
   Increase inventory reserves                                   --                      737
   Recovery for losses on
    accounts receivable                                           (83)                  --
   Loss on disposition of property
    and equipment                                                --                       28
   Changes in operating assets and
    liabilities:
    Accounts receivable                                           678                   (364)
    Inventories                                                  (111)                  (214)
    Prepaid expenses and other
     current assets                                                16
    Other noncurrent assets                                        30                    (70)
    Accounts payable and accrued expenses                          (6)                   242
    Other                                                         (38)                   428
                                                              ------------------------------
Net cash used in operating activities                          (1,054)                (1,872)

Investing Activities:
Purchase of property and equipment                                (55)                   (51)
                                                              ------------------------------
Net cash used in investing activities                             (55)                   (51)

Financing Activities:
Payment of preferred stock dividends                          $   (30)               $  --
Changes in long-term obligations, net                             (16)                   (37)
Proceeds from issuance of preferred stock                       1,000                  2,085
Proceeds from exercise of common stock
   warrants/options                                               327                     50
                                                              ------------------------------
Net cash provided by financing activities                       1,281                  2,098
                                                              ------------------------------
Net increase in cash and cash equivalents                         172                    175
Cash and cash equivalents, at beginning of year                   798                  1,310
                                                              ------------------------------
Cash and cash equivalents, at end of period                   $   970                $ 1,485
                                                              ==============================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)

Note #1

The accompanying consolidated financial statements are unaudited and include the accounts of Sedona Corporation and subsidiaries (the "Company"). All significant inter-company transactions and balances have been eliminated. In April 1999, the Company announced a name change of the corporation to Sedona Corporation from SCAN-GRAPHICS, Inc. and began trading under the NASDAQ Symbol "SDNA."

The consolidated financial statements included herein for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three month period ended March 31, 1999 are not necessarily indicative of the results to be experienced for the year ended December 31, 1999.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1998 annual financial statements on Form 10-K.

Note #2  Inventories:

         Inventories at March 31, 1999 and December 31, 1998 consist of the following:
                                 March 31,
                                  1999            December 31,
                               (Unaudited)           1998
                               -------------------------------
         Raw materials            $  355            $  389
         Work-in-process             199               135
         Finished products           489               408
                               -------------------------------
                                  $1,043            $  932
                               ===============================

Note #3  Property and Equipment:

         Property and equipment consists of:
                                               March 31,
                                                1999         December 31,
                                             (Unaudited)        1998
                                             ----------------------------
         Machinery & equipment                 $3,234           $3,215
         Equipment under capital lease            543              507
         Furniture & fixtures                     199              199
         Autos & trucks                            12               12
         Leasehold improvements                    88               88
         Software                                 290              290
                                               -----------------------
                                                4,366            4,311
         Less accumulated
          depreciation and amortization         3,288            3,196
                                               -----------------------
                                               $1,078           $1,115
                                               =======================

                      SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)


Note #4  Long-Term Debt:

         Long-term debt consists of the following:

                                                    March 31,
                                                     1999        December 31,
                                                  (Unaudited)       1998
                                                  ---------------------------
         Note Payable, payable in monthly
          installments of $6, including
          interest at 8.75% through July 1999.
          The note payable is collateralized
          by equipment.                              $  22          $  40
         Capital lease obligations                     219            217
                                                  ---------------------------
                                                       241            257
         Less current maturities                        96            125
                                                  ---------------------------
         Long-term debt                              $ 145          $ 132
                                                  ===========================

Note #5  Stockholders' Equity

         During the first quarter of 1999, holders of $1,419 principal value of the Series "E" Preferred Stock exercised their right to convert into common stock and 682,047 shares were issued.

         During the first quarter of 1999, there were a total of 90,000 common stock options with exercise prices of $2.50 per share issued to directors of the Company and 30,000 common stock warrants with exercise prices of $2.14 per share issued to a consultant to the Company. The exercise prices of these options and warrants approximated fair value at the time of such grants.

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

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)



Note #6  Supplemental Disclosures of Cash Flow Information:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ----------------------------
         Cash paid during period for interest         $   26          $    7
         Non-cash financing activities
          are as follows:
           Capitalized lease obligations
            incurred to lease new equipment           $   36          $ --
           Conversion of debenture interest
            and preferred stock dividends
            into common stock                         $   94          $   73
           Conversion of debentures into
            preferred  stock                          $ --            $  311
           Conversion of preferred stock
            to common stock                           $1,419          $1,554
           Expenses incurred related to
            issuance of convertible stock             $ --            $   92
           Notes Receivable, related parties
            reduction for surrender of
            500,000 shares of common stock            $ --            $  906

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)

Results of Operations
---------------------

Revenues for the three months ended March 31, 1999 decreased to $593 a 51% decrease compared to the three months ended March 31, 1998 amount of $1,211. The decrease was caused principally by sales of fewer units in Tangent Imaging Systems offset to some extent by increases in sales in the Technology Resource Centers unit. Revenue to two customers accounted for approximately 45% of net revenue for the three months ended March 31, 1999, compared to revenue to two customers which accounted for approximately 46% of net revenue for the three months ended March 31, 1998

Gross margin percentages for the three months ended March 31, 1999 and 1998 were
(9)% and (27)% of revenue, respectively. The decrease in negative gross profit is due to the lack of inventory reserves which were taken in 1998's first quarter. Negative margins in 1999 were due principally to high costs stemming from low sales volume and certain production and technical difficulties encountered in the Tangent Imaging Systems division.

General and administrative expense for the three months ended March 31, 1999 was 94% of revenue compared to 99% at March 31, 1998. This decrease was due principally to lower total dollar expenditures in this category which came about because of the lack of a retirement agreement and business refocusing costs incurred in the first quarter of 1998.

Sales and marketing expense as a percentage of revenue increased to 119% of sales for the three months ended March 31, 1999 compared to 66% at March 31, 1998. This increase was due to low revenue in Tangent Imaging Systems offset to some extent by lower dollar expenditures.

Research and development expense as a percentage of revenue increased to 51% of revenue for the three months ended March 31, 1999 compared to 36% of revenue for the three months ended March 31, 1998 due to lower revenue not offset by lower overall dollar expenditures.

Liquidity and Capital Resources
-------------------------------

At March 31, 1999, cash and cash equivalents increased to $970, a $172 increase compared to the December 31, 1998 amount of $798. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of March 31, 1999, the cash flows from operating activities resulted in a net use of cash of $1,054. This use of cash was primarily due to the continuing market expansion costs as well as operating losses sustained by the Tangent Imaging Systems Division.

Decreases in receivables of $678 were due principally to decreases in sales levels.

As of March 31, 1999, the cash flows from investing activities resulted in a net use of cash of $55 primarily due to purchases of equipment in Tangent Imaging Systems.

As of March 31, 1999, the cash flows from financing activities resulted in net cash provided by financing activities of $1,281. The decrease in cash provided was due principally to lower proceeds on the sale of a new series of preferred stock as described below offset to some extent by greater proceeds from exercises of options and warrants.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)



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

The Company believes that proceeds from the private placements noted above and funds generated from operations and/or additional equity contributions, will be sufficient to meet the Company's working capital requirements for 1999.

Inflation
---------

There can be no assurance that the Company's business will not be affected by inflation in the future, however, management believes the inflation did not have a material effect on the results of operations or financial condition of the Company during the period presented herein.

Year 2000
---------

The Company has and is continuing to conduct reviews of the Year 2000 issue with all key executives participating. These reviews include all software produced by the Company for use by its customers as well as the principal internally used management information systems. As a result of these reviews management has concluded that there is no Year 2000 issue of significance regarding either software produced by the Company or used internally. Nevertheless, management plans to continue compliance testing and will develop a comprehensive plan to address any issues which may arise.

PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings

                  On April 14, 1999, an action was commenced in the Court of Common Pleas of Bucks County, PA, against the Company by a former employee, seeking an amount in excess of $50 plus costs and interest related to an employment contract. The Company believes this claim is without merit and will defend its position as required.

                  No other actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to have potential significance.

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8-K - None

         Exhibit Document
         ----------------

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. - None

        *(4) Instruments defining the rights of security holders. Documents related to Class A Convertible Preferred Stock, Series B. (Exhibit 4.0)

         (10)     Material Contracts - None

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

         (28)     Additional exhibits. None

*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.


                                  SEDONA CORPORATION



DATE:  May 14, 1999                /S/ Laurence L. Osterwise
     ----------------------        -----------------------------------------
                                   Laurence L. Osterwise
                                   President and Chief Executive Officer




DATE:  May 14, 1999                /S/ William K. Williams
     ----------------------        -----------------------------------------
                                   William K. Williams
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)