Form 10-Q
period 1999-06-30
SEDONA CORP
filed 1999-08-16
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


Commission File Number    0-15864
                       -------------



                               SEDONA CORPORATION
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

      PENNSYLVANIA                                   95-4091769
---------------------------               -------------------------------------
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
                                   Former Name

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X   NO
                                                ------   ------


21,545,348 shares of common stock were outstanding as of June 30, 1999.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                       INDEX
PART I.  FINANCIAL INFORMATION                                         PAGE
------------------------------                                         ------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 1999 (Unaudited)
         and December 31, 1998                                           4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended June 30, 1999 and 1998                       5

         Consolidated Statements of Operations -- (Unaudited)
         six months ended June 30, 1999 and 1998                         6

         Consolidated Statements of Cash Flow -- (Unaudited)
         six months ended June 30, 1999 and 1998                         7

         Notes to Consolidated Financial Statements -
         June 30, 1999                                              8 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             11 - 13


PART II.  OTHER INFORMATION
---------------------------
Item 1 through Item 6.                                             14 - 15

SIGNATURE PAGE                                                          16

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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, except share and per share data)


                                                                     (UNAUDITED)
                                                                       JUNE 30,         DECEMBER 31,
                                                                         1999               1998
                                                                     -----------        ------------
Assets
Current Assets:
 Cash                                                                  $ 1,011              $  798
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $45 in 1999 and $226 in 1998                                             787               1,916
 Inventories                                                             1,131                 932
 Prepaid expenses and other current assets                                 130                 139
                                                                       ---------------------------
Total current assets                                                     3,059               3,785

Property And Equipment, less accumulated
 depreciation and amortization                                             919               1,115
Software development costs, net and other assets                           466                 345
                                                                       ---------------------------
Total assets                                                           $ 4,444              $5,245
                                                                       ===========================

Liabilities And Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses                                 $    956             $ 1,070
 Dividend payable                                                           249                 259
 Deferred revenue                                                           148                  47
 Current maturities of long-term debt                                        63                 125
                                                                       ----------------------------
Total current liabilities                                                1,416                1,501
Long-term debt, less current maturities                                     82                  132
Other                                                                       81                  155
                                                                       ----------------------------
Total long-term liabilities                                                163                  287
                                                                       ----------------------------
Total liabilities                                                      $ 1,579              $ 1,788

Stockholders' Equity:
    Class A convertible preferred stock
      Authorized shares - 1,000,000
        Series A, par value $2.00,
           Issued and outstanding shares - 500,000                       1,000                1,000
        Series B, par value $2.00,
           Issued and outstanding shares - 1,000 and
           -0- in 1999 and 1998, respectively                            1,000                  --
       Series E, par value $1,000,
           Issued and outstanding shares - 2,268 and
           4,347 in 1999 and 1998, respectively                          2,268                4,347
        Series F, par value $1,000,
           Issued and outstanding shares - 1,000 and
           -0- in 1999 and 1998, respectively                            1,000                  --
    Common stock, par value $0.001
      Authorized shares - 50,000,000
        Issued and outstanding shares - 21,545,348
         and 19,927,789 in 1999 and 1998, respectively                      22                   20
    Additional paid-in-capital                                          27,878               25,396
    Notes receivable, related parties                                      (53)                 (53)
    Accumulated deficit                                                (30,250)             (27,253)
                                                                       ----------------------------
Total stockholders' equity                                               2,865                3,457
                                                                       ----------------------------
Total liabilities and stockholders' equity                             $ 4,444              $ 5,245
                                                                       ============================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                               ------------------------------------
                                                                 1999                         1998
                                                                 ----                         ----
Revenues:
  Sales                                                        $ 1,079                      $ 1,542
  License and royalty fees                                           3                          --
                                                               ------------------------------------
Total revenues                                                   1,082                        1,542
Cost of goods sold                                                 728                          779
                                                               ------------------------------------
Gross profit                                                       354                          763
Expenses:
  General and administrative                                       851                          704
  Sales and marketing                                              524                          674
  Research and development                                         143                          397
                                                               ------------------------------------
Total operating expenses                                         1,518                        1,775
                                                               ------------------------------------
                                                                (1,164)                      (1,012)
Other income(expense)
   Interest income                                                  22                           50
   Interest expense                                                (23)                         (21)
   Other                                                            --                           (1)
                                                               ------------------------------------
Total other income (expense)                                        (1)                          28
Loss before provision for income taxes                          (1,165)                        (984)
Income taxes                                                        --                           --
                                                               ------------------------------------
Net loss                                                        (1,165)                        (984)
Preferred stock dividends                                         (103)                        (235)
                                                               ------------------------------------
Net loss applicable to common stockholders                     $(1,268)                     $(1,219)
                                                               ====================================
Basic and diluted net loss applicable to
  common shares                                                $  (.06)                     $  (.06)
                                                               ====================================
Basic and diluted weighted average common
  shares outstanding                                            21,294,414               18,838,003
                                                               ====================================












                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------------
                                                                         1999                   1998
                                                                         ----                   ----
Revenues:
  Sales                                                                $ 1,670                 $ 2,744
  License and royalty fees                                                   5                       9
                                                                       ----------------------------------
Total revenues                                                           1,675                   2,753
Cost of goods sold                                                       1,375                   2,322
                                                                       ----------------------------------
Gross profit                                                               300                     431

Expenses:
  General and administrative                                             1,410                   1,903
  Sales and marketing                                                    1,227                   1,469
  Research and development                                                 444                     828
                                                                       ----------------------------------
Total operating expenses                                                 3,081                   4,200
                                                                       ----------------------------------
                                                                        (2,781)                 (3,769)
Other income(expense)
   Interest income                                                          34                      67
   Interest expense                                                        (50)                    (29)
   Other                                                                   --                        6
                                                                       ----------------------------------
Total other income (expense)                                               (16)                     44
Loss before provision for income taxes                                  (2,797)                 (3,725)
Income taxes                                                               --                     --
                                                                       ----------------------------------
Net loss                                                                (2,797)                 (3,725)
Preferred stock dividends                                                 (200)                   (427)
                                                                       ----------------------------------
Net loss applicable to common stockholders                             $(2,997)                $(4,152)
                                                                       ==================================
Basic and diluted net loss applicable to
  common shares                                                        $ (.14)                 $  (.22)
                                                                       ==================================
Basic and diluted weighted average common
  shares outstanding                                                    20,827,515             18,668,398
                                                                       ==================================











                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In Thousands, except share and per share data)

                                                                                          UNAUDITED
                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                   1999               1998
                                                                                   ----               ----
Operating Activities
Net loss                                                                          $(2,797)           $(3,725)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                                      182                197
   Increase accounts receivable reserves                                              103                 --
   Increase inventory reserves                                                         --                737
   Recovery for losses on accounts receivable                                        (181)                --
   Changes in operating assets and liabilities:
    Accounts receivable                                                             1,206               (848)
    Inventories                                                                      (199)              (200)
    Prepaid expenses and other current assets                                           9                 41
    Other noncurrent assets                                                           103                  4
    Accounts payable and accrued expenses                                             (54)                (8)
    Other                                                                             101                392
                                                                                  --------------------------
Net cash used in operating activities                                             $(1,527)           $(3,410)

Investing Activities:
Purchase of property and equipment, net                                                14                (97)
Increase in capitalized software development costs                                   (224)                --
                                                                                  --------------------------
Net cash used in investing activities                                                (210)               (97)

Financing Activities:
Payment of preferred stock dividends                                              $   (71)           $    14
Changes in long-term obligations, net                                                (245)               (42)
Proceeds from issuance of preferred stock, net                                      1,925              5,000
Proceeds from exercise of common stock
   warrants/options                                                                   341                 50
                                                                                  --------------------------
Net cash provided by financing activities                                           1,950              5,022
                                                                                  --------------------------
Net increase in cash and cash equivalents                                             213              1,515
Cash and cash equivalents, at beginning of year                                       798              1,310
                                                                                  --------------------------
Cash and cash equivalents, at end of period                                       $ 1,011            $ 2,825
                                                                                  ==========================







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

The consolidated financial statements included herein for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the six month period ended June 30, 1999 are not necessarily indicative of the results to be experienced for the year ended December 31, 1999.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1998 annual financial statements on Form 10-K and Form l0-Q for the Company's quarter ended March 31, 1999.

Note #2  Inventories:

         Inventories at June 30, 1999 and December 31, 1998 consist of the following:

                                                   June 30,
                                                    1999           December 31,
                                                 (Unaudited)          1998
                                                 -----------       ------------
         Raw materials                            $  311            $  389
         Work-in-process                              96               135
         Finished products                           724               408
                                                  ------            ------
                                                  $1,131            $  932
                                                  ======            ======


Note #3  Property and Equipment:

         Property and equipment consists of:

                                                    June 30,
                                                      1999        December 31,
                                                   (Unaudited)       1998
                                                   -----------    ------------
         Machinery & equipment                       $3,237          $3,215
                  Equipment under capital lease         471             507
                  Furniture & fixtures                  197             199
         Autos & trucks                                --                12
                  Leasehold improvements                 88              88
                  Software                              290             290
                                                     ------          ------
                                                      4,283           4,311
         Less accumulated
                   depreciation and amortization      3,364           3,196
                                                     ------          ------
                                                     $  919          $1,115
                                                     ======          ======

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)

Note #4  Long-Term Debt:

         Long-term debt consists of the following:

                                                    June 30,
                                                     1999         December 31,
                                                  (Unaudited)        1998
                                                  -----------     ------------
         Note Payable, payable in monthly
         installments of $6, including
         interest at 8.75% through July
         1999. The note payable is
         collateralized by equipment.               $  4             $ 40
         Capital lease obligations                    80              217
                                                    ----             ----
                                                      84              257
         Less current maturities                       3              125
                                                    ----             ----
         Long-term debt                             $ 81             $132
                                                    ====             ====

Note #5  Stockholders' Equity

         During the second quarter of 1999, holders of $614 principal value of the Series "E" Preferred Stock exercised their right to convert into common stock and 589,785 common shares were issued. In addition, one Series "E" holder's Preferred Stock with $45 principal value was redeemed for cash by the Company.

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

         On May 17, 1999, the Company announced that it would be retiring all its remaining Series E Preferred Stock with proceeds from new common stock issuance. This transaction is anticipated to be concluded in the third quarter of 1999.

         During the second quarter of 1999, there were a total of 505,000 common stock options with exercise prices varying from $1.35 to $2.13 per share issued to employees and directors of the Company and 485,000 common stock warrants with exercise prices ranging from $1.16 to $2.19 per share issued to certain officers and directors and a consultant to the Company. The exercise prices of these options and warrants approximated fair value at the time of such grants.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, except share and per share data)


Note #5  Stockholders' Equity

         On May 24, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $1.41 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary is less than 145% of the Closing Price, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to a maximum of 1,646,178 under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing.

Note #6  Supplemental Disclosures of Cash Flow Information:

                                                 Six months ended June 30,
                                                 -------------------------
                                                     1999        1998
                                                   -------      ------

         Cash paid during period for interest      $    50      $   29
                                                   =======      ======
         Non-cash financing activities
          are as follows:

           Conversion of debenture interest
            and preferred stock dividends
            into common stock                      $    48      $  196
                                                   =======      ======
           Conversion of debentures into
            preferred  stock                       $  --        $  311
                                                   =======      ======
           Conversion of preferred stock
            to common stock                        $   614      $2,740
                                                   =======      ======
           Expenses incurred related to
            issuance of convertible stock          $    30      $  230
                                                   =======      ======
           Notes Receivable, related parties
            reductions                             $  --        $  906
                                                   =======      ======

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In Thousands, except share and per share data)

Results of Operations

Revenues for the three months ended June 30, 1999 were $1,082 a 30% decrease compared to the three months ended June 30, 1998 amount of $1,542. The decrease was caused principally by sales of fewer units in Tangent Imaging Systems offset to some extent by increases in sales in the SedonaGeo Services unit. Revenue to two customers accounted for approximately 35% of net revenue for the three months ended June 30, 1999, compared to revenue to two customers which accounted for approximately 25% of net revenue for the three months ended June 30, 1998.

Net revenue for the six months ended June 30, 1999 decreased to $1,675, a 39% decrease compared to the six months ended June 30, 1998, amount of $2,753. This decrease was the result of declining sales in Tangent offset to some extent by increases in Sedona GeoServices and Technology Resource Centers. Revenue to two customers accounted for approximately 34% of net revenue for the six months ended June 30, 1999, and revenue to one customer accounted for approximately 22% of net revenue for the six months ended June 30, 1998.

Gross margin percentages for the three months ended June 30, 1999 and 1998 were 32.7% and 49.5% of revenue, respectively. The decrease in gross profit margin is due to the decline in margins in Tangent Imaging Systems and Technology Resource Centers which were offset to some extent by increases in Sedona GeoServices. The decline in Tangent Imaging Systems was due primarily to high fixed costs versus low sales volumes. In Technology Resource Centers, negative margins stemmed primarily from certain technical difficulties in production.

Gross margin percentages for the six months ended June 30, 1999 and 1998 were 17.9% and 15.7% of revenue, respectively. The increase in gross profit margin is accounted for principally by certain reserves taken in the first quarter of 1998. Excluding those reserves, gross margin would have been 42.4% for the first half ended June 30, 1998. On this basis, margins during the first six months of 1999 declined principally due to lower sales volumes in the Company's Tangent Imaging Systems division.

General and administrative expense for the three months ended June 30, 1999 was 78.7% of revenue compared to 45.7% of revenue at June 30, 1998. This increase was due principally to lower sales volume.

General and administrative expense for the six months ended June 30, 1999 was 84.2% of revenue compared to 69.1% at June 30, 1998. This increase was due principally to lower sales volumes.

Sales and marketing expense as a percentage of revenue increased to 48.4% of sales for the three months ended June 30, 1999 compared to 43.7% at June 30, 1998. This increase was due principally to low revenue in Tangent Imaging Systems offset to some extent by lower dollar expenditures.

Sales and marketing expenses as a percentage of revenue increased to 73.3% of revenue for the six months ended June 30, 1999, compared to 53.3% at June 30, 1998. The increase was due to low sales volumes offset to some extent by lower total dollar expenditures in this category.

Research and development expense as a percentage of revenue decreased to 13.2% of revenue for the three months ended June 30, 1999 compared to 25.7% of revenue for the three months ended June 30, 1998 due principally to capitalized software development costs.

For the six months ended June 30, 1999 and 1998, research and development expenses as a percentage of revenues decreased to 26.5% versus 30.1%, respectively, reflecting lower dollar expenditures and capitalized software development costs.

Liquidity and Capital Resources

At June 30, 1999, cash and cash equivalents increased to $1,011, a $213 increase compared to the December 31, 1998 amount of $798. The above change in cash and cash equivalents are explained as follows in the cash flow from operating, investing and financing activities.

As of June 30, 1999, the cash flows from operating activities resulted in a net use of cash of $1,527. This use of cash was primarily due to the operating losses sustained by all divisions.

Decreases in receivables of $1,206 were due principally to decreases in sales levels.

As of June 30, 1999, the cash flows from investing activities resulted in a net use of cash of $210 primarily due to increases in capitalized software development costs.

As of June 30, 1999, the cash flows from financing activities resulted in net cash provided by financing activities of $1,950. The decrease in cash provided when compared to the same period a year ago was due principally to lower proceeds on the sale of a new series of preferred stock as described below offset to some extent by greater proceeds from exercises of options and warrants.

On May 24, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $1.41 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary is less than 145% of the Closing Price, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to a maximum of 1,646,178 under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing.

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

Subsequent Events

On July 16, 1999 the Company announced that the sale of assets of the Technology Resource Centers to Diversified Technologies, Inc. of Scranton, PA. Completion of this transaction is expected in the third quarter. No significant impact on operations or the financial status of the Company is anticipated as a result of this transaction.

Also on July 16, 1999, the Company announced that a letter of intent had been signed with a major international imaging and scanner manufacturing company which intends to acquire the Company's Tangent Imaging Systems operation. Closing is expected within the third quarter. With the completion of this transaction the Company will be wholly focused on the work of its Sedona GeoServices division.

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings

                  No new actions have been filed against the Company since prior filings of the Company and there have been no substantive developments in previously disclosed matters.

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


         Item 5 - Other Information - None


         Item 6 - Exhibits and Reports on Form 8-K - None


         Exhibit Document
         ----------------

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. - None

        *(4) Instruments defining the rights of security holders. Documents related to Class A Convertible Preferred Stock, Series F. (Exhibit 4.0)

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

         Proposal No. 1
         --------------

         In Election of Directors to terms expiring in 1999:

                                                     WITHHELD/
                                       FOR           AGAINST           TOTAL
                                    ----------      ---------        ----------
         R. Barry Borden            17,405,734      1,996,019        19,401,753
         David S. Hirsch            17,403,334      1,998,419        19,401,753
         Michael A. Mulshine        19,287,305        114,448        19,401,753
         Laurence L. Osterwise      17,344,909      2,056,844        19,401,753
         Jack A. Pellicci           19,296,055        105,698        19,401,753
         James C. Sargent           19,264,955        136,798        19,401,753
         Robert M. Shapiro          19,292,455        109,298        19,401,753
         James T. Womble            19,265,250        136,503        19,401,753


         (24)     Consents of experts and counsel. - None

         (25)     Power of attorney. None

        *(28)     Additional exhibits.

                  Articles of Amendment-Domestic Business Corporation Corporation Name Change to Sedona Corporation - Exhibit 28

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.

                                 SEDONA CORPORATION



DATE:    August 16, 1999          /S/ Laurence L. Osterwise
     ----------------------      --------------------------------------------
                                 Laurence L. Osterwise
                                 President and Chief Executive Officer




DATE:   August 16, 1999           /S/ William K. Williams
     ----------------------      --------------------------------------------
                                 William K. Williams
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)