Form 10-Q
period 1999-09-30
SEDONA CORP
filed 1999-11-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number 0-15864



                               Sedona Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  95-4091769
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

         649 North Lewis Road, Limerick, Pennsylvania    19468-1234
--------------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (610) 495-3003

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         At September 30, 1999, there were 23,896,450 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES




                                                                           INDEX
PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets -- (Unaudited) September 30, 1999
        and December 31, 1998                                                  4

        Consolidated Statements of Operations -- (Unaudited)
        three and nine months ended September 30, 1999 and 1998                5

        Consolidated Statements of Cash Flow -- (Unaudited)
        nine months ended September 30, 1999 and 1998                          6

        Notes to Consolidated Financial Statements -
        September 30, 1999                                                 7 - 9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    10 - 11


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                        12


SIGNATURE PAGE                                                                13
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                    September 30,        December 31,
                                                                                        1999                 1998
                                                                                   -----------------------------------
Assets
  Cash                                                                                $ 1,791              $   798
  Accounts and notes receivable                                                            37                    5
  Prepaid expenses and other current assets                                               213                  139
                                                                                      ------------------------------
Total current assets                                                                    2,041                  942

Property and equipment, net of accumulated depreciation
  and amortization                                                                        367                  454
Software development costs, net                                                           407                  325
Net assets of discontinued operations                                                     209                2,715
                                                                                      ------------------------------
Total assets                                                                          $ 3,024              $ 4,436
                                                                                      ===============================

Liabilities and stockholders' equity Current liabilities:
  Accounts payable and accrued expenses                                               $   518              $   432
  Dividends payable                                                                        69                  259
  Deferred revenue                                                                         46                    2
  Current maturities of capital lease obligations                                          56                   71
                                                                                       -----------------------------
Total current liabilities                                                                 689                  764
Capital lease obligations, less current maturities                                         12                   60
Deferred revenue and other long-term liabilities                                           42                  155
                                                                                      -------------------------------
Total long-term liabilities                                                                54                  215
                                                                                      -------------------------------
Total liabilities                                                                         743                  979

Stockholders' equity
  Class A convertible stock
    Authorized Shares - 1,000,000
      Series A, par value $2.00,
        Issued and outstanding - 500,000 shares                                         1,000                1,000
      Series B, par value $2.00,
        Issued and outstanding - 1,000 and -0-                                          1,000                    -
        in 1999 and 1998, respectively
      Series E, par value $1,000,
        Issued and outstanding  -0- and 4,347                                               -                4,347
        in 1999 and 1998, respectively
      Series F, par value $1,000,
        Issued and outstanding - 1,000 and -0-                                          1,000                    -
        in 1999 and 1998, respectively
  Common stock, par value $.001
    Authorized Shares - 50,000,000
      Issued and outstanding shares - 23,896,450 and                                       24                   20
        19,927,789 in 1999 and 1998, respectively
    Additional paid-in-capital                                                         32,263               25,396
    Notes receivable, related parties                                                     (53)                 (53)
    Accumulated deficit                                                               (32,953)             (27,253)
                                                                                     -------------------------------
Total shareholders' equity                                                              2,281                3,457
                                                                                     --------------------------------
Total liabilities and shareholders' equity                                            $ 3,024              $ 4,436
                                                                                     ===============================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, Except Share and Per Share Data)
                                   (Unaudited)





                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                             1999            1998            1999            1998
                                                          -----------------------------------------------------------
Revenues:
  Sales                                                   $    23          $     -        $   222         $    14
  License and royalty fees                                      -                -              -               -
                                                          -----------------------------------------------------------
Total revenues                                                 23                -            222              14
Cost of goods sold                                            167                -            284             369
                                                          -----------------------------------------------------------
Gross profit                                                 (144)               -            (62)           (355)

Expenses
  General and administrative                                  551              500          1,414           1,822
  Sales and marketing                                         130              165            487             506
  Research and development                                    121              159            255             437
                                                          -----------------------------------------------------------
Total operating expenses                                      802              824          2,156           2,765
                                                          -----------------------------------------------------------
                                                             (946)            (824)        (2,218)         (3,120)
Other income (expense)
  Interest income                                              32               39             65             106
  Interest expense                                             (8)              (1)           (28)            (18)
  Other                                                         -               (3)             -             (13)
                                                          -----------------------------------------------------------
Total other income (expense)                                   24               35             37              75
Loss from continuing operations, before
  provision for income taxes                                 (922)            (789)        (2,181)         (3,045)
Income taxes                                                    -                -              -               -
                                                          -----------------------------------------------------------
Loss from continuing operations                              (922)            (789)        (2,181)         (3,045)
Discontinued operations
  Loss from operations of discontinued                                                          -               -
    Tangent Imaging Systems and                                                                 -               -
    Technology Resource Centers,                                                                -               -
    less income taxes                                      (1,450)             (15)        (2,988)         (1,483)
                                                          -----------------------------------------------------------
Net loss                                                   (2,372)            (804)        (5,169)         (4,528)
Preferred stock dividends                                    (331)            (141)          (531)           (567)
                                                          -----------------------------------------------------------
Net loss applicable to common stockholders                $(2,703)         $  (945)       $(5,700)        $(5,095)
                                                          ===========================================================

Basic and diluted net loss from continuing                $ (0.05)         $ (0.05)       $ (0.13)        $ (0.19)
  operations applicable to common shares
Basic and diluted net loss from discontinued
  operations applicable to common shares                  $ (0.07)         $ (0.00)       $ (0.14)        $ (0.08)
                                                          -----------------------------------------------------------
                                                          $ (0.12)         $ (0.05)       $ (0.27)        $ (0.27)
                                                          ===========================================================
Basic and diluted weighted average common
  shares outstanding                                      22,202,267       19,759,252     21,290,801      19,011,605
                                                          ===========================================================



                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ------------------------------
                                                            1999                  1998
                                                          ------------------------------
Operating Activities

Net Loss                                                  $(2,181)              $(3,045)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                             115                    81
    Increase inventory reserves                                 -                   297
    Changes in operating assets & liabilities
      Accounts receivable                                     (80)                  541
      Inventories                                             377                   687
      Prepaid expenses and other current assets               (74)                   70
      Other non current assets                                  6                    33
      Accounts payable and accrued expenses                  (254)                 (268)
      Other                                                   102                   (20)
      Discontinued operations                                (664)               (2,787)
                                                          -------------------------------
Net cash used in operating activities                      (2,653)               (4,411)

Investing activities
Purchase of property and equipment, net                       (34)                    -
Increase in software development costs                        (88)                    -
                                                          -------------------------------
Net cash used in investing activities                        (122)                    -

Financing activities
Payment of preferred stock dividends                         (553)                    -
Changes in long-term obligations, net                         (63)                  (84)
Proceeds from issuance of preferred stock, net              1,970                 5,000
Repurchase of Series E preferred stock for cash            (2,313)
Proceeds from issuance of common stock, net                 2,366
Proceeds from exercise of common stock
  warrants/options                                          2,361                    88
                                                          -------------------------------
Net cash provided by financing activities                   3,768                 5,004
                                                          -------------------------------
Net increase in cash and cash equivalents                     993                   593
Cash and cash equivalents, at beginning of year               798                 1,310
                                                          -------------------------------
Cash and cash equivalents, at end of period               $ 1,791               $ 1,903
                                                          ===============================





                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #1: General
         -------

The accompanying consolidated financial statements are unaudited and include the accounts of Sedona Corporation and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be experienced for the year ended December 31, 1999.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1998 annual financial statements on Form 10-K as well as the Company's Form 8-K (and amendment) and Form S-3, as amended.

Note #2: Discontinued Operations
         -----------------------

As earlier reported in Form 8-K filed on October 4, 1999, during the third quarter, the Company's Board of Directors decided to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet-based business intelligence software products. Accordingly, on July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed for consideration of $105 in cash paid to the Company and assumption of $61 in liabilities. Also in connection with this transaction, the Company recorded $954 in charges and reserves related to the sale of Tangent Imaging Systems, primarily reserves for inventory, severance and recognition of a loss on sale of certain assets. The Company may receive additional funds related to future sales of products and technology in connection with these transactions. The receipt of cash or estimates of additional revenues in connection with these transactions are not included in the financial statements.

For all periods presented, these financial statements reflect the results of the Tangent Imaging Systems and Technology Resource Centers as discontinued operations.

Revenues from the discontinued operations were $1,836 and $4,467, respectively, for the nine months ended September 30, 1999 and 1998 and represented substantially all of the Company's revenues in those periods. The increased losses from discontinued operations in 1999 periods reflect the transaction charges and reserves associated with completion of their sales as well as substantially lower sales activity in 1999 periods when compared to 1998.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)




Note #3: Property and Equipment
         ----------------------

         Property and equipment consists of:

                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------------------------
         Machinery & equipment                       $ 632            $ 619
         Equipment under capital lease                  36               36
         Furniture & fixtures                           72               72
         Leasehold improvements                          9               10
         Software                                       76               76
                                                     -----            -----
                                                       825              813

         Less accumulated
          depreciation and amortization                458              359
                                                     -----            -----
                                                     $ 367            $ 454
                                                     =====            =====

Note #4: Stockholders' Equity
         --------------------

During the third quarter of 1999, the Company completed the repurchase of all of its Class A, Series E convertible preferred stock, par value $1,000, plus one-third of certain associated warrants to purchase shares of the Company's common stock exercisable at $2.25 per share, and one-third of certain associated warrants to purchase shares of the Company's common stock exercisable at $4.00 per share. The purchase price for each share of the Series E preferred stock and such associated warrants equaled 110% of the principal amount of each share of the Series E preferred stock plus all of the dividends that had accrued through September 15, 1999.

The majority of the repurchase of the Series E preferred stock was funded with the proceeds of a private placement of $2,376 of certain units of Company securities in September 1999. Each "unit" sold in the private placement consisted of 50,000 shares of common stock and warrants to purchase 44,444 shares of the Company's common stock at $2.25 per share.

In addition, on August 25, 1999 the Company sold 1,142,858 shares of common stock through a negotiated partial exercise of an outstanding warrant by its holder and realized total net proceeds of approximately $2,000. The outstanding warrant originally permitted the holder to acquire 2,100,000 shares of common stock at an exercise price of $4.00 per share. After considering the needs for working capital and additional funds that were required to repurchase the Series E preferred stock described above, the Company negotiated with the warrant holder to permit partial exercise of the warrant at an exercise price of $1.75 per share. The portion of the proceeds not used to repurchase the Series E preferred stock is being used for general working capital needs.

During the third quarter of 1999, there were a total of 200,000 common stock options with an exercise price of $2.25 issued to an officer and a director of the Company. Additionally, 1,889,482 common stock warrants with exercise prices ranging from $2.25 to $2.50 per share were issued to certain officers and directors and a consultant to the Company as well as the investors in the $2,376 Private Placement described above. The exercise prices of these options and warrants approximated the fair market value of the common stock at the time of such grants.

                      SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



Note #5: Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------


                                               Nine months ended September 30,
                                               -------------------------------
                                                 1999                  1998
                                                ------                ------

    Cash paid during period for interest         $ 28                $   39
                                                  ===                 =====
    Cash expenses incurred relative to
      Issuance of stock                          $ 41                $  200
                                                  ===                 =====
    Non-cash financing activities
     are as follows:
      Conversion of debenture interest
       and preferred stock dividends
       into common stock                         $ 48                $   30
                                                  ===                 =====
      Conversion of debentures into
       preferred  stock                          $  -                $  311
                                                  ===                 ======
      Conversion of preferred stock
       to common stock                           $614                $2,990
                                                  ===                 =====
      Expenses incurred related to
       issuance of convertible stock             $  -                $  320
                                                  ===                 =====
      Notes Receivable, related parties
       reductions                                $  -                $1,247
                                                  ===                 =====

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Realignment of Operations
-------------------------

As earlier reported in Form 8-K filed on October 4, 1999, during the third quarter, the Company's Board of Directors decided to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet-based business intelligence software products. Accordingly, on July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed for consideration of $105 in cash paid to the Company and assumption of $61 in liabilities. Also in connection with this transaction, the Company recorded $954 in charges and reserves related to the sale of Tangent Imaging Systems, primarily reserves for inventory, severance and recognition of a loss on sale of certain assets. The Company may receive additional funds related to future sales of products and technology in connection with these transactions. The receipt of cash or estimates of additional revenues in connection with these transactions are not included in the financial statements.

For all periods presented, these financial statements reflect the results of the Tangent Imaging Systems and Technology Resource Centers as discontinued operations.

Revenues from the discontinued operations were $1,836 and $4,467, respectively, for the nine months ended September 30, 1999 and 1998 and represented substantially all of the Company's revenues in those periods. The increased losses from discontinued operations in 1999 periods reflect the transaction charges and reserves associated with completion of their sales as well as substantially lower sales activity in 1999 periods when compared to 1998.

With the realignment of operations completed, the Company is now able to focus all efforts on its business of providing enterprises with Internet-based application solutions enabling marketing and sales organizations to more quickly and precisely identify and visualize new market opportunities and improve sales results and market penetration. The Company is positioned, through its growing relationships with leading database, enterprise application package and data warehouse (content management) vendors, to take a significant share of the rapidly developing market for business information query and visualization.

The remainder of management's discussion and analysis of financial condition and results of operations reflects principally the continuing operations of the Company.

Results of Operations
---------------------

Revenues for the three months ended September 30, 1999 were $23, reflecting the recent sale of Tangent Imaging Systems and Technology Resource Centers which represented substantially all of the revenue generating assets of the Company.

Net revenues for the nine months ended September 30, 1999 increased to $222, compared to the nine months ended September 30, 1998, amount of $14. This increase represented a sale to a customer in the second quarter of 1999.

During the periods reported, gross margins were not meaningful or were negative reflecting the realignment of the Company's continuing operations. Expenses in continuing operations have been reduced in the first nine months of 1999 compared to the same period in 1998 reflecting principally lower reorganization costs and capitalization of certain software development costs in 1999.

Liquidity and Capital Resources
-------------------------------

At September 30, 1999, cash and cash equivalents increased to $1,791, a $993 increase compared to the December 31, 1998 amount of $798. As of September 30, 1999 the cash flows from operating activities resulted in a net use of cash of $2,653. This use of cash was primarily due to the operating losses sustained by both

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Liquidity and Capital Resources (continued)
-------------------------------

continuing and discontinued operations. The cash flows from investing activities during the same period resulted in a use of cash of $122 primarily due to increases in software development costs and purchase of equipment.

As of September 30, 1999, the cash flows from financing activities resulted in net cash provided by financing activities of $3,768. The decrease in cash provided when compared to the same period a year ago was due principally to lower proceeds on the sale of new series of preferred stock offset by greater proceeds from exercises of options and warrants as well as proceeds from issuance of new common stock.

During the third quarter of 1999, the Company completed the repurchase of all of its Class A, Series E Convertible Preferred Stock, par value $1,000, plus one-third of certain associated warrants to purchase shares of the Company's common stock exercisable at $2.25 per share, and one-third of certain associated warrants to purchase shares of the Company's common stock exercisable at $4.00 per share. The purchase price for each share of the Series E Preferred Stock and such associated warrants equaled 110% of the principal amount of each share of the Series E Preferred Stock plus all of the dividends that had accrued through September 15, 1999.

The majority of the repurchase of the Series E Preferred Stock was funded with the proceeds of a private placement of $2,376 of certain units of Company securities. Each unit consisted of 50,000 shares of common stock and warrants to purchase 44,444 shares of common stock at $2.25 per share.

In addition, on August 25, 1999 the Company sold 1,142,858 shares of common stock through a negotiated partial exercise of an outstanding warrant by its holder and realized total net proceeds of approximately $2,000. The outstanding warrant originally permitted the holder to acquire 2,100,000 share of common stock at an exercise price of $4.00 per share. After considering the needs for working capital and additional funds that were required to repurchase the Series E preferred stock described above, the Company negotiated with the warrant holder to permit partial exercise of the warrant at an exercise price of $1.75 per share. The portion of the proceeds not used to repurchase the Series E Preferred Stock is being used for general working capital needs.

The Company believes that proceeds from the private placements noted above and funds generated from operations and/or additional equity contributions, will be sufficient to meet the Company's working capital requirements for the remainder of 1999 and 2000.

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

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8-K

                  Reports - October 4, 1999 and November 2, 1999

         Exhibits
         --------

         4.1* Warrant to Purchase 957,142 shares of Common Stock dated June 1, 1997, as amended August 25, 1999.

         4.2 Form of Subscription Agreement for Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 4.7 to the Company's Form S-3 amendment filed October 14, 1999).

         4.3 Form of Warrant to Purchase shares of Common Stock issued pursuant to The Private Placement of Units (included as Appendix B to Form of Subscription Agreement for Units filed as Exhibit 4.7 to the Company's Form S-3 amendment filed October 14, 1999).

         10.1* Employment Agreement date September 15, 1999 between Sedona Corporation and Marco A. Emrich

         * Filed herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  November 15, 1999            /S/Marco A. Emrich
       -----------------            --------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer



DATE:  November 15, 1999            /S/ William K. Williams
       -----------------            --------------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)