Form 10-K
period 1999-12-31
SEDONA CORP
filed 2000-03-30
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

Commission file number 0-15864

                               SEDONA CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                     Pennsylvania                                                95-4091769
------------------------------------------------------------    ------------------------------------
State or other jurisdiction of                                                  (IRS Employer
incorporation or organization)                                               Identification No.)

          649 North Lewis Road, Limerick, PA                                        19468
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code 610-495-3003

                               SCAN-GRAPHICS, INC.
--------------------------------------------------------------------------------
Former Name

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of March 17, 2000 was $187,906,000.

The number of shares of the registrant's Common Stock issued and outstanding as of March 17, 2000 was 26,718,398 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

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


                                     PART I
ITEM 1. BUSINESS

General

SEDONA Corporation develops, markets, services and supports enterprise scale Internet application solutions that enable organizations to more quickly and precisely visualize new and changing customer information, greatly enhancing their customer acquisition, intimacy, satisfaction and retention capabilities.

SEDONA Corporation made significant realignments in its business in 1999 by exiting non strategic businesses in order to focus on the core application solution strategy. Please refer to Item 7 below for further details.

SEDONA's principal executive offices are located at 649 North Lewis Road, Limerick, Pennsylvania 19468, and the telephone number is (610) 495-3003.

Description of Business and Principal Products

Businesses today must be able to plan, produce and react with accurate information faster than ever before to excel in the Internet age. Historically, companies that had great products along with experienced salespeople and strong promotional campaigns were able to compete more effectively to gain and maintain marketshare. Now, aggressive competitors have access to warehouses of customer information and communication vehicles for reaching customers more effectively. This has propelled the need for all companies to have complete and usable information as the most valued asset for the success of the enterprise.

A new class of applications is changing the landscape of business solutions by enabling companies to instantly transform their raw data into dynamically created smart content from which real-time profiles can be generated over the Internet.

The ability to visualize the smart content of these profiles, based on user's interests, preferences and demographics, provides companies with the competitive ability to effectively personalize their customer relationships as well as identify otherwise unknown sales and marketing opportunities.

SEDONA has pioneered the industry's first Internet application solution for real-time visual profiling of information. This application will be used as the platform to provide a number of integrated solutions targeted at:

1. Major companies implementing front office Customer Relationship Management and Decision Support System (CRM and DSS) or back office Supply Chain Management and Enterprise Resource Planning (SCM and ERP) systems.

2. Small and mid-size financial services and Internet retailing companies planning to implement an affordable customer relationship management application solution.


Customer Acquisition

A high close rate and a short sales cycle characterize a sales team that knows how to identify their ideal prospect. Customer profiles provide models to help target new prospects. SEDONA's application solutions provide an incisive view of sales prospects fully qualified through the filter of an ideal customer profile, which it believes will result in a higher level of sales productivity with a lower cost of sales.

Customer Intimacy

Through customer intimacy, SEDONA's customer can build a valuable 1-to-1 relationship with new and existing customers. When key customer variables change, opportunities arise to sell new products and services. SEDONA's application solutions increase knowledge of customer behavior to provide consistent communication from marketing to customer service.

Customer Satisfaction

Greater customer understanding improves the quality of each customer interaction. With SEDONA's application solutions, that customer interaction can become tailored to the customer improving service, decision making and response time. With the information presented visually, call centers become able to promptly meet the customer need.

Customer Retention

Improving retention creates more repeat customers. Understanding customers' needs can create new sales opportunities. With the in-depth knowledge management provided by SEDONA's application solutions, users can visualize historical sales and service information along with external information to identify additional sales opportunities within their customer base. Visualization of complex data enables marketing professionals to identify the critical elements shaping business performance. SEDONA's application solutions can provide a valuable feedback loop to the sales process through integration with enterprise applications for sales force automation and marketing automation.

The Company estimates that the market size of opportunities are large and growing at rapid rates as customers place increasing emphasis on knowledge about their customer base.

Research & Development (In Thousands)

The main strategy of the research and development organization is to provide high-quality, high-value products and support services in a fast, consistent and predictable manner as follows:

1. Promote and cultivate a culture of team-based development. The research and development organization is structured into small teams of highly knowledgeable developers, responsible for the design, development and unit testing of each component of the Internet visual profiling solution. Each project team will also provide technical assistance to the system integration group, when that phase of the product development life-cycle is reached.

2. Implement a state-of-the-art software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process. SEDONA is adopting the Base Level Integration Plans software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology breaks the development of sophisticated products into small, pre-defined cycles of 10 weeks (Base Levels) during the delivery process. It also allows the company to quickly react to business and technical changes generated by the marketplace and/or new customer requirements.

Base levels serve as the fundamental planning and execution process that drives the engineering activities for that time period, including the maintenance of existing products and releases, training and education requirements, as well as new product development. This process operates in the context of a development organization where there is a set of small project teams cooperating to build a large, complex software product.

Research and development expenses were $346, $239, and $824, for the years ended December 31, 1999, 1998 and 1997, respectively.

Patents and Copyrights

The Company strongly believes in copyrighting and trademarking its products and servicemarking its services. The company has been awarded or is in the process of applying for a total of 20 copyrights, trademarks and servicemarks.

Sales and Marketing

SEDONA reaches the major company target market by establishing original equipment manufacturer (OEM) and value added reseller (VAR) relationships with
1) enterprise application package suppliers, delivering Customer Relationship Management (CRM), Supply Chain Management (SCM) and Enterprise Resource Planning
(ERP) solutions, 2) integrators implementing these packages in end-user organizations, and 3) content management providers for consumer and business data. SEDONA's strategy is to exploit these strategic partners' brand, marketing power, and relationship with their customers implementing and deploying these applications to best access and address the needs of the targeted professionals within these companies.

SEDONA also reaches the small to mid-sized company market by aggressively creating an inside sales distribution channel and a new value added reseller channel capacity. SEDONA's strategy is to provide a secure, Internet-based outsourced scalable, reliable and secure full-featured CRM solution, customized to the needs of the marketing and sales professionals of these companies.

Marketing activities focus on the delivery of highly qualified leads to the sales channels. To do this, SEDONA continues to develop a unique and memorable brand, well-planned and tracked lead generation programs, and an aggressive set of partner programs.

Competition

The CRM market has offerings from providers that focus on sales force automation, call center management, contact management and the like. SEDONA's offering is unique in combining real-time data integration and enhancement capability along with visualization of required business information. Further, SEDONA delivers its capabilities on the Internet in a cost effective, usable manner.

The comprehensive CRM vendors are potential partners with SEDONA, either by integrating SEDONA's capabilities into their solution or for their solution to be integrated into SEDONA's application solution, creating an overall remarketing/reselling opportunity for both.

Software Development and Services

The Company produces and services its software products from its headquarters in Limerick, Pennsylvania as well as utilizes outside contract organizations. In addition, a field service organization covers all areas of the nation.

Employees

As of December 31, 1999, the Company had 27 full time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are good.

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


ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices as well as principal facilities for operations at 649 North Lewis Road, 2nd Floor, Limerick, Pennsylvania 19468. The lease for this facility of 12,201 square feet commenced July 1, 1996 and is currently being leased on a short term basis as management plans a relocation within the Philadelphia area during 2000.

Management believes that adequate facilities will be available to fulfill its current and near-future needs.


ITEM 3. LEGAL PROCEEDINGS (In Thousands)

In March 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361, for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company believes the claim is without merit and is defending its position.

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

The following Table sets forth the high and low sales prices of the Company's common stock as reflected on NASDAQ for the periods indicated.

Common Stock                     High Sales Price                Low Sales Price
------------                     ----------------                ---------------

1998
1st Quarter                      $ 2.94                          $ 1.94
2nd Quarter                      $ 2.56                          $ 1.50
3rd Quarter                      $ 2.25                          $ 1.00
4th Quarter                      $ 3.50                          $ 1.13

Common Stock                     High Sales Price                Low Sales Price
------------                     ----------------                ---------------

1999
1st Quarter                      $ 3.13                          $ 2.06
2nd Quarter                      $ 2.63                          $ 1.16
3rd Quarter                      $ 3.47                          $ 1.25
4th Quarter                      $ 3.50                          $ 1.34

Common Stock                     High Sales Price                Low Sales Price
------------                     ----------------                ---------------

2000
1st Quarter through
March 17, 2000                   $ 10.25                         $ 2.75

As of March 17, 2000, there were approximately 2,850 Shareholders of record. On March 17, 2000 the last reported sale price of the Company's common stock as reported on the NASDAQ System was $7.13.

The Company has never declared or paid cash dividends on its common stock and does not anticipate payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands Except Per Share Data)
-------------------------------

The following table sets forth selected financial information regarding the Company for the year ended December 31, 1999 and for the four previous years. Pursuant to the realignment of operations discussed in Item 7 below, data in following table has been adjusted to show operating results for the discontinued operations separately. Balance sheet data in following tabulation also reflects accounting for discontinued operations.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands Except Per Share Data)
-------------------------------

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

                                   YEAR ENDED DECEMBER 31,
Income Statement                    1999           1998               1997              1996             1995
                                    ----           ----               ----              ----             ----
Data:
Revenue                             $   244        $    15            $   260           $   190          $     0
Loss from Continuing
 Operations                          (3,264)        (3,879)            (5,301)           (1,516)            (151)
Loss from Discontinued
 Operations                          (2,973)        (1,633)            (2,216)           (2,754)          (1,086)
Loss from Continuing and
 Discontinued Operations
 before extraordinary item           (6,237)        (5,512)            (7,517)           (4,270)          (1,237)
Extraordinary item                        -              -               (300)                -                -
Net Loss                             (6,237)        (5,512)            (7,817)           (4,270)          (1,237)
Preferred Dividends                    (601)        (1,592)              (182)             (220)            (158)
Net Loss applicable
 to Common Stockholders              (6,838)        (7,104)            (7,999)           (4,490)          (1,395)
Net Loss per share applicable
 to Common Stockholders
 Before Extraordinary Item          $  (.18)       $  (.28)           $  (.34)          $  (.15)         $  (.03)
Extraordinary Item
 per share                          $     -        $     -            $  (.02)          $     -          $     -
Basic and Diluted
Net Loss per Common Share
 applicable to continuing
 operations                         $  (.18)       $  (.28)           $  (.36)          $  (.15)         $  (.03)
Loss per Common Share
 Applicable to discontinued
 operations                         $  (.13)       $  (.08)           $  (.13)          $  (.24)         $  (.11)
Loss per Common Share               $  (.31)       $  (.36)           $  (.49)          $  (.39)         $  (.14)

                                      AT DECEMBER 31,
Balance Sheet Data:                 1999             1998                1997              1996             1995
                                    ----             ----                ----              ----             ----

Total Assets                        $ 2,204         $4,435            $ 4,403            $2,566           $2,587
Net Working Capital                     262            179                902               749                7
Long-Term Obligations                    51            215                 59                 -                -
Stockholders' Equity                 $1,431          3,457              3,514             2,556            2,105


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Realignment of Operations

As earlier reported in Form 8-K filed on October 4, 1999, the Company's Board of Directors decided in July, 1999 to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet application solutions business. In connection with this decision, the Company recorded $719 in charges and reserves primarily for inventory, receivables and severance related to the discontinued operations. In the third quarter 1999, the Company completed the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. for a $35 note receivable and the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed for consideration of $105 in cash an assumption of $61 in liabilities. These transactions resulted in an additional loss of $235. The Company may receive additional proceeds related to future sales of products and technology in connection with these transactions. As of December 31, 1999, the Company had remaining inventory with a realizable value of $82 (net of a valuation allowance of $623), accounts receivable of $336 (net of a bad debt allowance of $75), and remaining liabilities of $235 related to severance and miscellaneous payables. The Company believes these reserves are sufficient to cover all remaining liabilities or inventory valuations.

Revenues from the discontinued operations were $2,567, $6,162 and $4,567, respectively, for the years ended December 31, 1999, 1998 and 1997 and represented substantially all of the Company's revenues in those periods. Losses for 1999, 1998 and 1997 were $2,973, $1,633, and $2,216, respectively. The increased losses from discontinued operations in 1999 reflect the transaction charges and reserves associated the decision to discontinue operations and the with completion of their sales as well as substantially lower sales activity in 1999 periods when compared to 1998.

For all periods presented, these financial statements reflect the results of the Tangent Imaging Systems and Technology Resource Centers as discontinued operations.

With the realignment of operations completed, the Company is now able to focus all efforts on its business of providing enterprises with Internet application solutions, enabling marketing and sales organizations to more quickly and precisely identify and visualize new market opportunities to improve sales results and market penetration.

The remainder of management's discussion and analysis of financial condition and results of operations reflects principally the continuing operations of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (In Thousands)

Revenues from continuing operations for the years ended December 31, 1999, 1998 and 1997 were $244, $15 and $260, respectively.

During the periods reported, gross margins and other data relating to operations were not meaningful as the Financial Statements reflect the realignment of the Company's continuing operations. Expenses overall in continuing operations in 1999 compared to 1998 and 1997 were lower principally reflecting lower reorganizational costs and to some extent higher capitalization of certain software development costs in 1999.

Liquidity and Capital Resources (In Thousands Except Per Share and Share Data)

At December 31, 1999, cash and cash equivalents increased to $893, a $95 increase from the December 31, 1998 amount of $798. The above change in cash and cash equivalents are explained in the discussion of cash flows from operating, investing and financing activities.

For the year ended December 31, 1999, the cash flows used in operating activities resulted in a net use of cash of $3,439 compared to the year ended December 31, 1998 amount of $5,034.

The decrease in use of cash for operating activities was primarily due to lower operating losses principally from lower general and administrative expenses and from decreased cash use in discontinued operations, as such operations were only in place for a portion of the year, lower operating expenditures and liquidation of working capital.

For the year ended December 31, 1999 the cash flows from investing activities resulted in a net use of cash of $433 compared to the year ended December 31, 1998 amount of $557. The use of cash decreased $124 on account of decreased purchases of property and equipment offset by increases in capitalized software development.

For the year ended December 31, 1999, cash flows from financing activities provided $3,967 compared to the fiscal December 31, 1998 amount of $5,079. The decrease in cash from financing activities in 1999 was due principally to the decreased issuance of preferred stock offset by increased warrant and option exercises.

During March 1999, the Company's chief executive officer agreed to loan up to $500 to the Company on a short-term basis bearing interest at the rate of 1.5% per month. Maximum advances under this loan arrangement amounted to $185 and were repaid to the officer in March 1999. At December 31, 1999, there were no borrowings outstanding from the chief executive officer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On March 30, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series B convertible preferred stock. After a period of 12 months from March 30, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $2.30 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.15. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary date is less than 145% of the Closing Price or $3.34, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to a maximum of 1,873,749 under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing. As of March 17, 2000, the 25 day average closing price was $5.69.

On May 24, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $1.41 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary is less than 145% of the Closing Price or $2.04, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to a maximum of 1,646,178 under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing. At March 17, 2000 the preceding 25 day average closing price was $5.69.

On August 25, 1999, Sedona issued 1,142,858 shares of its common stock through a negotiated partial exercise of an outstanding warrant by its holder and realized total net proceeds of approximately $2,000. The outstanding warrant originally permitted the holder to acquire 2,100,000 shares of our common stock at an exercise price of $4.00 per share. After considering needs for working capital and additional funds that were required to repurchase the Series E preferred stock described below, Sedona negotiated with the warrant holder to permit partial exercise of the warrant at an exercise prices of $1.75 per share. The portion of the proceeds not used to repurchase the series E preferred stock will be used for working capital needs.

During 1999, $2,172 of Series E Preferred and accrued dividends were converted into 1,271,832 shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On September 16, 1999, Sedona completed the repurchase of all remaining class A, Series E convertible preferred stock, plus one-third of associated warrants to purchase shares of common stock exercisable at $2.25 per share, and one-third of associated warrants to purchase shares of common stock exercisable at $4.00 per share. The purchase price for each share of the Series E preferred stock and the associated warrants equaled 110% of the principal amount of $1,000 per share of Series E preferred stock plus all of the dividends that had accrued through September 15, 1999. All of the shares underlying the remaining 914,263 warrants exercisable at $4.00 per share were registered for resale under a Form S-3 filing in October 1999.

The Company funded the majority portion of the repurchase of the series E preferred stock, with the proceeds of $2,376 related to private placement of
23.76 units of $100. Each unit sold in the private placement consisted of 50,000 shares of common stock and warrants to purchase 44,444 shares of common stock at an exercise price of $2.25 per share.

A promissory note of a former officer of the Company in the amount of $53 reflects the balance of amount provided in exchange for exercise of warrants and options and matures in July 2000.

The Company has received in excess of $5.8 million during the first Quarter 2000 related to option and warrant exercises, resulting in approximately 2.6 million additional common shares being issued.

The Company believes that the proceeds from these private placements and other sources noted above, and funds generated from operations and/or additional equity contributions will be sufficient to meet the Company's working capital requirements for 2000.

On January 14, 2000, SEDONA signed a letter of intent to acquire Acxiom Corporation's Customer Information Management System (CIMS) application software unit. The CIMS operation, based in Minneapolis, Minnesota, is a provider of Customer Relationship Management (CRM) software to the financial services industry, with a particular emphasis on the retail banking industry. SEDONA assumed responsibility for management of the CIMS unit effective February 1, 2000 under an operating agreement which will terminate at the acquisition transaction closing.

On February 9, 2000, the Company committed to acquire a 10% equity interest for a total of $140 payable at various times in the future, in a start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with their customer prospecting. This lead generation and management product will be integrated with SEDONA's visual CRM profiling and CIMS application solutions to provide further value to its customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On February 28, 2000, the Company closed a $3.0 million private placement purchase agreement for the issuance of 3,000 shares of Series G convertible preferred stock. The investors can convert the preferred stock to common stock at the lower of: 1) 130% of the closing bid price of the Company's common stock as of the closing date, or 2) 95% of the low three day average closing bid price of the Company's common stock for the twenty trading days prior to the notice of conversion. The conversion amount shall be the principal amount of the preferred stock being converted, plus a 3% premium accruing from the closing date to the conversion date. In addition, the investors received a total of 100,000, three-year warrants which shall be exercisable at 130% of the closing bid price of the Company's common stock on the closing date. Mandatory conversion of the preferred stock shall occur on the second anniversary after closing. The Company shall have a right to redeem any portion of the Series G preferred stock upon a 30-day written notice.


Inflation

Although inflation has resulted in an increase in certain operating costs during the past three years, management believes it has not had a material effect on the Company's results of operations or financial condition.

ITEM            7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK Not
                Applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                See Index on F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES

                NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding the directors and executive officers of the Company.

Name                         Age   Position
----                         ---   --------

Laurence L. Osterwise        52    Chairman of the Board

R. Barry Borden              60    Vice Chairman of the Board

Marco A. Emrich              47    CEO, President and Director

Michael A. Mulshine          60    Secretary and Director

David S. Hirsch              64    Director

Jack Pellicci                61    Director

James C. Sargent             84    Director

Robert M. Shapiro            54    Director

James T. Womble              57    Director

David Blackledge             38    Vice President of Sales

William K. Williams          57    Vice President, Chief Financial Officer

All Directors hold office until the next annual meeting of the Shareholders of the Company and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the directors and executive officers have been as follows:

Laurence L. Osterwise was appointed Chairman of the Board in September 1999, after having been Chief Executive Officer, President and a Director of the Company since April 1997. Mr. Osterwise came to the Company in November 1996 as its Chief Operating Officer and President of Sedona GeoServices, Inc., a subsidiary. Before joining the Company, he was President of the Communications Division of General Instrument Corporation, now a division of Motorola. Prior to joining General Instrument, Mr. Osterwise was with IBM Corporation for 25 years, where he held positions as President of Production Industries, U.S. Vice President and Corporate Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and an MS in Computer Sciences from Syracuse University in 1973.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

R. Barry Borden, Vice Chairman of the Board since September 1999, was Chairman and a Director of the Company since June 1996. He has founded and managed businesses in the computer hardware and software industry for the past 30 years. Since August 1997, he has served as President of Nettech Systems, Inc., a supplier of software for wireless data communications. Prior to that he has served as Chairman and CEO of Mergent International, a supplier of software for data security on PC Desktops and enterprise wide networks.

Mr. Borden also serves on the Board of Directors of FASTNET, Corporation, an Internet Software Service provider and AM Communications, a provider of monitoring systems for Cable TV companies. Since 1984, Mr. Borden has been President of LMA Group Inc., a general management consulting firm. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989 he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

Marco A. Emrich has been Chief Executive Officer, President and a Director of the Company since September 1999. He has over 20 years of software industry experience. Most recently, he served as President and CEO of Cambridge-based e-commerce application service provider Empresa Inc. Prior to joining Empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., where he created and launched a web-based application that enables businesses to monitor, manage and report on network-centric or multi-tier distributed business applications. Prior to CenterLine, he held positions as Senior Director of Cincom Systems, Inc.'s Advanced Technology Group and Manager, NAS Information Network Technology at Digital Equipment Corporation. Mr. Emrich holds a Bachelor's degree in Electrical Engineering with specialization in Systems Engineering.

Michael A. Mulshine has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. In addition, he is a Director of VASCO Data Security International, Inc., a leading provider of Internet and computer network hardware and software security solutions for financial institutions, industry and government. Mr. Mulshine received a BSEE degree from the Newark College of Engineering in 1961.

David S. Hirsch, a Director of the Company since January 1992, retired in 1991 from Schroder & Co., Incorporated and its predecessor firms where he was a principal during the five years preceding his retirement. Mr. Hirsch received a BA degree from Cornell University in 1957 and a MBA degree from Harvard University in 1959.

Jack A. Pellicci, a Director of the Company since October 1996, is Oracle Corporation's Vice President of Global Service Industries where he is responsible for knowledge management, strategy, market development and spatial solutions for Oracle's major service industries -- Health, Financial Services, Communications, Utilities and Public Services, in over 140 countries. Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open GIS Consortium (OGC), an organization of over 70 commercial, governmental, and educational entities dedicated to open systems approaches to geoprocessing.

He is also a member of the Board of Directors of OGETA Services, the Fairfax County Chamber of Commerce and the United Services Organization (USO). He currently serves as a Corporate Fellow for the National Governors Association. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.

James C. Sargent, a Director of the Company since January 1992, is Counsel to the law firm of Opton, Handler, Gottlieb, Fieler & Katz, and is counsel to Abel Noser Corporation, a member of the New York Stock Exchange. He was previously a partner and counsel to Whitman Breed Abbott & Moran, LLP. He was New York Regional Administrator from 1955 to 1956, and Commissioner of the Securities and Exchange Commission from 1956 to 1960.

Robert M. Shapiro, a Director of the Company since November 1998, is Vice President of Global Sales and Business Development for Autoweb.com, a major online automotive retailer. From 1995 to 1997 Mr. Shapiro was Senior Vice President of R. L. Polk & Company, a privately owned $400 million global information services company, where he directed worldwide marketing, product management, and business development activities for all software products sold to the transportation, insurance, finance, retail, fundraising, and publishing industries. Prior to joining R. L. Polk, Mr. Shapiro was Senior Vice President, Commercial Marketing for Prodigy, where he created the first commercially viable interactive service including product positioning and branding. He is noted as a pioneer in building online business-to-consumer commercial sites. Prior to joining Prodigy, Mr. Shapiro gained his early marketing and sales experience during seventeen years with IBM Corporation and Proctor & Gamble. Mr. Shapiro served on the board of Directors of Blackburn Polk Marketing Services of Canada, and Carfax, USA. He received his BA degree from the University of San Diego in 1967.

James T. Womble, a Director of the Company since April 1999, has been a Director of Acxiom Corporation since 1975, and is Division Leader of its Financial Services Division. This division has locations in Conway and Little Rock, Arkansas, Chicago, Phoenix, and Memphis and manages relationships around the world with Acxiom's clients in the credit card, retail banking and insurance industries. Prior to joining Acxiom, Mr. Womble worked for IBM as a systems engineer and marketing representative. He holds a degree in civil engineering from the University of Arkansas.

David Blackledge was appointed Vice President of Sales in December 1999. Prior to joining the Company, he was Business Development Manager of VERITAS Software Corporation, an industry leading enterprise-class application storage management software provider. Before VERITAS, he served as International Development Manager of Triteal Corporation, a start-up systems provider. He also has served as Albuquerque District Manager, Sun Microsystems, Inc. and Senior Account Manager with Federal Data of Bethesda, Md. Mr. Blackledge received a BS degree (with honors) in Management/Marketing from Pennsylvania State University and an MBA degree (with honors) in Finance/International Business from George Washington University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1999 annual meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for the 1999 annual meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the 1999 annual meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 1 and 2 Financial Statements and Schedules.
See "Index to Financial Statements and Schedule" on F-1.

     (b) Reports on Form 8-K
                  October 5, 1999 and amended November 1, 1999

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

               4.8 Specimen copy of stock certificate for shares of Class A Convertible Preferred Stock Series C. (7)

            **10.1  Employment Contract - Andrew E. Trolio (1) (Exhibit 10.1).

          **10.1.1 Addendum to Employment Agreement - Andrew E. Trolio Exhibit (8) Exhibit (10.1.1).

          **10.1.2 Retirement Settlement Agreement - Andrew E. Trolio (10) Exhibit (10.1.2).

          **10.1.3 Modification to Retirement Settlement Agreement-Andrew E. Trolio (10) Exhibit (10.1.3).

            **10.4  Form of Common Stock Option (1) (Exhibit 10.6).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

            **10.5  Sedona Corporation 1992 Long Term Incentive Plan
                    (3) (Exhibit 2.1 - Annex E).

              10.7  Form of Selling Shareholder Agreement (4)(Exhibit 10.2).

              10.9  Agreement between Sedona Corporation and
                    Michael A. Mulshine and Osprey Partners.)(6)(Exhibit 10.9)

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

            10.9.3 Finders Fee Agreement between Sedona Corporation and Osprey Partners and C&F Global Enterprises. (8)(Exhibit 10.9.3)

             10.10 Facility Lease, 649 N. Lewis Rd., Limerick, PA.(8) (Exhibit 10.10)

           10.10.1  Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA.
                   (8) (Exhibit 10.10.1)

           10.10.2  Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA.
                    (9) (Exhibit 10.10.2)

           10.10.3  Addendum to Facility Lease, 649 N. Lewis Road, Limerick, PA.
                    (10) (Exhibit 10.10.3)

           **10.11  Employment Contract - Laurence L. Osterwise (8)
                    (Exhibit 10.11)

           **10.12  Employment Contract - Richard L. Rex (8) (Exhibit 10.12)

           **10.17  Employment Contract - Robert J. Griffin (9)
                    (Exhibit 10.17)

             10.18  Promissory Note - Laurence L. Osterwise (10)
                    (Exhibit 10.18)

            *10.19 Customer Information Management Systems Operating Agreement Systems Operating Agreement (11) (Exhibit 10.19)

             *23.1  Consent of Ernst & Young LLP (11) (Exhibit 23.1)

             *23.2  Consent of BDO Seidman, LLP (11) (Exhibit (23.2)

             *25.1 Power of attorney (included on the signature page to this
                   (Form 10-K) (11).

             *99.1 Report of BDO Seidman, LLP (11) (Exhibit 99.1)

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

(11) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEDONA CORPORATION

March 30, 2000                             /S/ Marco A. Emrich
-----------------------                    -----------------------------------
DATE                                       Marco A. Emrich
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Each person in so signing also makes and constitutes Laurence L. Osterwise, Chairman of the Board of Directors, his true and lawful attorney-in-fact, in his name, place and stead, to execute and caused to be filed with the Securities and Exchange Commission, any or all amendments to this report.

Signatures

BY/S/ Laurence L. Osterwise                                           Date March 30, 2000
  --------------------------------------------------------                 --------------
Chairman of the Board of Directors

BY /S/ R. Barry Borden                                                Date March 30, 2000
  ----------------------------------------------                           --------------
R. Barry Borden
Vice Chairman of the Board of Directors

BY /S/ Marco A. Emrich                                                Date March 30, 2000
  ----------------------------------------------                           --------------
Chief Executive Officer and President

BY /S/ William K. Williams                                            Date March 30, 2000
  --------------------------------------------------------                 --------------
Chief Financial Officer and Vice President
Principal Financial and Accounting Officer

BY /S/ Michael A. Mulshine                                            Date March 30, 2000
  --------------------------------------------------------                 --------------
Michael A. Mulshine
Director and Secretary

BY /S/ David S. Hirsch                                                Date March 30, 2000
  ----------------------------------------------                           --------------
David S. Hirsch
Director

BY /S/ Jack Pellicci                                                  Date March 30, 2000
  ----------------------------------------------                           --------------
Jack Pellicci
Director

BY /S/ James C. Sargent                                               Date March 30, 2000
  ----------------------------------------------                           --------------
James C. Sargent
Director

BY /S/ Robert M. Shapiro                                              Date March 30, 2000
  --------------------------------------------------------                 --------------
Robert M. Shapiro
Director

BY /S/ James T. Womble                                                Date March 30, 2000
  -----------------------------------------------------------              --------------
James T. Womble
Director

                   Index to Financial Statements and Schedule




                                    Contents


Report of Independent Auditors...............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of  December 31, 1999 and 1998...............F-3
Consolidated Statements of Operations for each of the
      three years in the period ended December 31, 1999.....................F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999.....................F-5
Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 1999.....................F-9
Notes to Consolidated Financial Statements..................................F-11

All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

                         Report of Independent Auditors


Board of Directors and Stockholders
SEDONA Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of SEDONA Corporation and subsidiaries for the year ended December 31, 1997, were audited by other auditors whose report dated March 13, 1998, except for
Note 14, which is dated March 27, 1998, expressed an unqualified opinion on those statements prior to reclassification (see below).

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEDONA Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

We also audited the reclassification of the 1997 statements of operations and cash flows as a result of the discontinued operations described in Note 2. In our opinion, the reclassification adjustments are appropriate and have been properly applied.


                                                /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 16, 2000

                       SEDONA Corporation and Subsidiaries

                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                          December 31
                                                                        1999        1998
                                                                      --------    --------
Assets
Current assets:
    Cash                                                              $    893    $    798
    Accounts receivable                                                   --             5
    Prepaid expenses and other current assets                               91         139
                                                                      --------    --------
Total current assets                                                       984         942

Property and equipment, net of accumulated depreciation
    and amortization                                                       377         465
Software development costs, net                                            660         325
Net assets of discontinued operations                                      183       2,703
                                                                      --------    --------
Total assets                                                          $  2,204    $  4,435
                                                                      ========    ========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                             $    508    $    431
    Dividend payable                                                       139         259
    Deferred revenue                                                        24           2
    Current maturities of long-term debt                                    51          71
                                                                      --------    --------
Total current liabilities                                                  722         763
Long-term debt, less current maturities                                     51          60
Deferred revenue and other                                                --           155
                                                                      --------    --------
Total long-term liabilities                                                 51         215
                                                                      --------    --------
Total liabilities                                                          773         978

Stockholders' equity:
    Class A convertible preferred stock
       Authorized shares - 1,000,000 (liquidation preference
          $3,000,000and $5347)
         Series A, par value $2.00,
             Issued and outstanding 500,000 shares                       1,000       1,000
         Series B, par value $2.00,
             Issued and outstanding shares - 1,000 and none in 1999
             and 1998, respectively                                      1,000        --
         Series E, par value $1,000,
             Issued and outstanding shares - none and 4,347 in 1999
             and 1998, respectively                                       --         4,347
         Series F, par value $2.00
             Issued and outstanding shares - 1,000 and none in 1999
             and 1998, respectively                                      1,000        --
    Common stock, par value $0.001
       Authorized shares - 50,000,000
         Issued and outstanding shares - 24,086,450 and 19,927,789
             in 1999 and 1998, respectively                                 24          20
    Additional paid-in-capital                                          31,531      24,977
    Accumulated deficit                                                (33,071)    (26,834)
    Notes receivable, related parties                                      (53)        (53)
                                                                      --------    --------
Total stockholders' equity                                               1,431       3,457
                                                                      --------    --------
Total liabilities and stockholders' equity                            $  2,204    $  4,435
                                                                      ========    ========

See accompanying notes.

                       SEDONA Corporation and Subsidiaries

                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues:
    Licenses and related services                  $        244    $         15    $        260
                                                   ------------    ------------    ------------
Total revenues                                              244              15             260
Cost of goods sold                                          204             387             996
                                                   ------------    ------------    ------------
Gross profit/(loss)                                          40            (372)           (736)

Expenses:
    General and administrative                            2,084           2,447           2,301
    Sales and marketing                                     919             881           1,350
    Research and development                                346             239             824
                                                   ------------    ------------    ------------
Total operating expenses                                  3,349           3,567           4,475
                                                   ------------    ------------    ------------
                                                         (3,309)         (3,939)         (5,211)
Other income (expense):
    Interest income                                          80             122             218
    Interest expense                                        (35)            (53)           (294)
    Other                                                  --                (9)            (14)
                                                   ------------    ------------    ------------
Total other income (expense)                                 45              60             (90)
                                                   ------------    ------------    ------------
Loss from continuing operations before provision
    for income taxes                                     (3,264)         (3,879)         (5,301)
Income taxes                                               --              --              --
                                                   ------------    ------------    ------------
Loss from continuing operations                          (3,264)         (3,879)         (5,301)
Discontinued operations:
    Loss from operations of discontinued Tangent
       Imaging Systems and Technology Resource
       Centers                                           (2,973)         (1,633)         (2,216)
                                                   ------------    ------------    ------------
Net loss from continuing and discontinued
    operations before extraordinary item                 (6,237)         (5,512)         (7,517)
Extraordinary item
    Loss on early extinguishment of debt (net of
       tax of $0)                                          --              --              (300)
                                                   ------------    ------------    ------------
Net loss                                                 (6,237)         (5,512)         (7,817)
Preferred stock dividends                                  (601)           (419)           (182)
Preferred stock issuance charges                           --            (1,173)           --
                                                   ------------    ------------    ------------
Net loss applicable to common stockholders         $     (6,838)   $     (7,104)   $     (7,999)
                                                   ============    ============    ============

Basic and diluted loss from continuing
   operations applicable to common shares          $      (0.18)   $      (0.28)   $      (0.34)
Extraordinary items per share                              --              --              (.02)
Basic and diluted net loss from discontinued
   operations applicable to common shares
                                                          (0.13)          (0.08)          (0.13)
                                                   ------------    ------------    ------------
                                                   $      (0.31)   $      (0.36)   $      (0.49)
                                                   ============    ============    ============
Basic and diluted weighted average common shares
   outstanding                                       22,307,342      19,497,493      16,288,296
                                                     ==========      ==========      ==========

See accompanying notes.

                       SEDONA Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)


                                                               Class A Preferred    Class A Preferred
                                                                 Stock Series A        Stock Series B
                                                                Shares    Amount      Shares    Amount
                                                               -------   --------      -----   --------

Balance, December 31, 1996                                     500,000   $  1,000       --       $ --
Stock warrants/options issued for consulting services             --         --         --         --
Conversion of debt into common stock                              --         --         --         --
Conversion of debt into preferred stock                           --         --         --         --
Conversion of preferred stock into common stock                   --         --         --         --
Exercise of common stock options                                  --         --         --         --
Exercise of common stock warrants                                 --         --         --         --
Expenses incurred related to conversion of convertible debt       --         --         --         --
Expenses incurred related to issuance of common stock             --         --         --         --
Preferred stock dividends                                         --         --         --         --
Repayment of notes receivable                                     --         --         --         --
Issuance of stock warrants - convertible debt                     --         --         --         --
Net loss, year ended December 31, 1997                            --         --         --         --
                                                               -------   --------      -----   --------
Balance, December 31, 1997                                     500,000      1,000       --         --

Stock warrants/options issued for consulting services             --         --         --         --
Issuance of preferred stock                                       --         --         --         --
Conversion of debt into common stock                              --         --         --         --
Conversion of preferred stock into common stock                   --         --         --         --
Exercise of common stock options                                  --         --         --         --
Exercise of common stock warrants                                 --         --         --         --
Cancellation of common stock                                      --         --         --         --
Expenses incurred related to issuance of preferred stock          --         --         --         --
Preferred stock dividends                                         --         --         --         --
Repayment of notes receivable                                     --         --         --         --
Net loss, year ended December 31, 1998                            --         --         --         --
                                                               -------   --------      -----   --------
Balance, December 31, 1998                                     500,000      1,000       --         --

Stock warrants/options issued for consulting services             --         --         --         --
Issuance of preferred stock                                       --         --        1,000      1,000
Redemption on preferred stock with cash                           --         --         --         --
Conversion of preferred stock into common stock                   --         --         --         --
Exercise of common stock options                                  --         --         --         --
Exercise of common stock warrants                                 --         --         --         --
Issuance of common stock                                          --         --         --         --
Expenses incurred related to issuance of preferred stock          --         --         --         --
Expenses incurred related to issuance of common stock
Preferred stock dividends                                         --         --         --         --
Net loss, year ended December 31, 1999                            --         --         --         --
                                                               -------   --------      -----   --------
Balance, December 31, 1999                                     500,000   $  1,000      1,000   $  1,000
                                                               =======   ========      =====   ========

                                                                  Class A Preferred      Class A Preferred
                                                                   Stock Series C         Stock Series D
                                                                  Shares      Amount     Shares      Amount
                                                                   -----     --------     -----     --------

Balance, December 31, 1996                                        125,000    $  1,250        --       $ --
Stock warrants/options issued for consulting services                --          --          --         --
Conversion of debt into common stock                                 --          --          --         --
Conversion of debt into preferred stock                              --          --         2,990      2,990
Conversion of preferred stock into common stock                  (125,000)     (1,250)       --         --
Exercise of common stock options                                     --          --          --         --
Exercise of common stock warrants                                    --          --          --         --
Expenses incurred related to conversion of convertible debt          --          --          --         --
Expenses incurred related to issuance of common stock                --          --          --         --
Preferred stock dividends                                            --          --          --         --
Repayment of notes receivable                                        --          --          --         --
Issuance of stock warrants - convertible debt                        --          --          --         --
Net loss, year ended December 31, 1997                               --          --          --         --
                                                                   -----     --------     -----     --------
Balance, December 31, 1997                                           --          --         2,990      2,990

Stock warrants/options issued for consulting services                --          --          --         --
Issuance of preferred stock                                          --          --
Conversion of debt into common stock                                 --          --          --         --
Conversion of preferred stock into common stock                      --          --        (2,990)    (2,990)
Exercise of common stock options                                     --          --          --         --
Exercise of common stock warrants                                    --          --          --         --
Cancellation of common stock                                         --          --          --         --
Expenses incurred related to issuance of preferred stock             --          --          --         --
Preferred stock dividends                                            --          --          --         --
Repayment of notes receivable                                        --          --          --         --
Net loss, year ended December 31, 1998                               --          --          --         --
                                                                   -----     --------     -----     --------
Balance, December 31, 1998                                           --          --          --         --

Stock warrants/options issued for consulting services                --          --          --         --
Issuance of preferred stock                                          --          --
Redemption on preferred stock with cash                              --          --          --         --
Conversion of preferred stock into common stock
Exercise of common stock options                                     --          --          --         --
Exercise of common stock warrants                                    --          --          --         --
Issuance of common stock                                             --          --          --         --
Expenses incurred related to issuance of preferred stock             --          --          --         --
Expenses incurred related to issuance of common stock
Preferred stock dividends                                            --          --          --         --
Net loss, year ended December 31, 1999                               --          --          --         --
                                                                   -----     --------     -----     --------
Balance, December 31, 1999                                           --        $ --        --       $   --
                                                                   =====     ========     =====     ========

                       SEDONA Corporation and Subsidiaries

                        (In Thousands, Except Share Data)


                                                                      Class A Preferred            Class A Preferred
                                                                       Stock Series E               Stock Series F
                                                                   Shares        Amount          Shares      Amount
                                                                   ------      ---------          -----   -----------

Balance, December 31, 1996                                           --      $      --             --     $      --
Stock warrants/options issued for consulting services                --             --             --            --
Conversion of debt into common stock                                 --             --             --            --
Conversion of debt into preferred stock                              --             --             --            --
Conversion of preferred stock into common stock                      --             --             --            --
Exercise of common stock options                                     --             --             --            --
Exercise of common stock warrants                                    --             --             --            --
Expenses incurred related to conversion of convertible debt          --             --             --            --
Expenses incurred related to issuance of common stock                --             --             --            --
Preferred stock dividends                                            --             --             --            --
Repayment of notes receivable                                        --             --             --            --
Issuance of stock warrants - convertible debt                        --             --             --            --
Net loss, year ended December 31, 1997                               --             --             --            --
                                                                   ------      ---------          -----   -----------
Balance, December 31, 1997                                           --             --             --            --

Stock warrants/options issued for consulting services                --             --             --            --
Issuance of preferred stock                                         5,200          5,200           --            --
Conversion of debt into common stock                                 --             --             --            --
Conversion of preferred stock into common stock                      (853)          (853)          --            --
Exercise of common stock options                                     --             --             --            --
Exercise of common stock warrants                                    --             --             --            --
Cancellation of common stock                                         --             --             --            --
Expenses incurred related to issuance of preferred stock             --             --             --            --
Preferred stock dividends                                            --             --             --            --
Repayment of notes receivable                                        --             --             --            --
Net loss, year ended December 31, 1998                               --             --             --            --
                                                                   ------      ---------          -----   -----------
Balance, December 31, 1998                                          4,347          4,347           --            --

Stock warrants/options issued for consulting services                --             --             --            --
Issuance of preferred stock                                          --             --            1,000         1,000
Redemption on preferred stock with cash                            (2,313)        (2,313)          --            --
Conversion of preferred stock into common stock                    (2,034)        (2,034)          --            --
Exercise of common stock options                                     --             --             --            --
Exercise of common stock warrants                                    --             --             --            --
Issuance of common stock                                             --             --             --            --
Expenses incurred related to issuance of preferred stock             --             --             --            --
Expenses incurred related to issuance of common stock                --             --             --            --
Preferred stock dividends                                            --             --             --            --
Net loss, year ended December 31, 1999                               --             --             --            --
                                                                   ------      ---------          -----   -----------
Balance, December 31, 1999                                           --        $    --            1,000   $     1,000
                                                                   ======      =========          =====   ===========

                                                                                                                        Notes
                                                                                             Additional               Receivable,
                                                                           Common Stock       Paid-In   Accumulated    Related
                                                                         Shares      Amount   Capital      Deficit      Parties
                                                                      ----------    -------    ------     ----------  ----------

Balance, December 31, 1996                                            14,780,766     $    15   $15,295    $ (13,323)   $(1,681)
Stock warrants/options issued for consulting services                       --          --         124         --         --
Conversion of debt into common stock                                     683,020           1     1,954         --         --
Conversion of debt into preferred stock                                     --          --        --           --         --
Conversion of preferred stock into common stock                          949,352           1     1,451         --         --
Exercise of common stock options                                         182,917        --         295         --         --
Exercise of common stock warrants                                      1,474,264           1     2,864         --         --
Expenses incurred related to conversion of convertible debt                 --          --         (45)        --         --
Expenses incurred related to issuance of common stock                       --          --        (183)        --         --
Preferred stock dividends                                                   --          --        --           (182)      --
Repayment of notes receivable                                               --          --        --           --          354
Issuance of stock warrants - convertible debt                               --          --         400         --         --
Net loss, year ended December 31, 1997                                      --          --        --         (7,817)      --
                                                                      ----------     -------    ------     --------     ------
Balance, December 31, 1997                                            18,070,319          18    22,155      (21,322)    (1,327)

Stock warrants/options issued for consulting services                       --          --         149         --         --
Issuance of preferred stock                                                 --          --        --           --         --
Conversion of debt into common stock                                     139,246        --         324         --         --
Conversion of preferred stock into common stock                        2,198,321           2     3,998         --         --
Exercise of common stock options                                          68,333        --          68         --         --
Exercise of common stock warrants                                        143,750        --         156         --         --
Cancellation of common stock                                             (15,000)       --        --           --         --
Expenses incurred related to issuance of preferred stock                    --          --        (200)        --         --
Preferred stock dividends                                                   --          --        (419)        --         --
Repayment of notes receivable                                           (677,180)       --      (1,254)        --        1,274
Net loss, year ended December 31, 1998                                      --          --        --         (5,512)      --
                                                                      ----------     -------    ------     --------     ------
Balance, December 31, 1998                                            19,927,789          20    24,977      (26,834)       (53)

Stock warrants/options issued for consulting services                       --          --          95         --         --
Issuance of preferred stock                                                 --          --        --           --         --
Redemption on preferred stock with cash                                     --          --        --           --         --
Conversion of preferred stock into common stock                        1,271,832           1     2,171         --         --
Exercise of common stock options                                         181,666        --         146         --         --
Exercise of common stock warrants                                      1,441,919           2     2,259         --         --
Issuance of common stock                                               1,263,244           1     2,525         --         --
Expenses incurred related to issuance of preferred stock                    --          --         (30)        --         --
Expenses incurred related to issuance of common stock                       --          --         (11)        --
Preferred stock dividends                                                   --          --        (601)        --         --
Net loss, year ended December 31, 1999                                      --          --        --         (6,237)      --
                                                                      ----------     -------    ------     --------     ------
Balance, December 31, 1999                                            24,086,450     $    24   $ 31,53     $(33,071)    $  (53)
                                                                      ==========     =======   =======     ========     ======

                             See accompanying notes.

                       SEDONA Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                         Year ended December 31
                                                       1999       1998       1997
                                                     -------    -------    -------
Operating activities
Net loss from continuing operations                  $(3,264)   $(3,879)   $(5,601)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                      343        177        144
      Increase inventory reserves                       --          297       --
      Stock option based compensation                     95        149        124
      Loss on a disposition of property and
         equipment, net                                 --           16       --
      Interest expense and write-off of deferred
         debt costs                                     --         --          419
      Changes in operating assets and liabilities:
           Accounts receivable                             5          4         (5)
           Inventories                                  --         (197)      (114)
           Prepaid expenses and other current
             assets                                       48        127       (218)
           Other noncurrent assets                      --           (2)      --
           Accounts payable and accrued expenses          77        139        478
           Deferred revenue and other                   (148)       153       (119)
                                                     -------    -------    -------
Net cash used in continuing operating activities
                                                      (2,844)    (3,016)    (4,892)

Net loss from discontinued operations                 (2,973)    (1,633)    (2,216)
Adjustments to reconcile income from discontinued
   operations to net cash used in discontinued
   operations:
      Cash flow related to results of
         discontinued operations                       1,568     (1,064)      (401)
      Loss on sale of discontinued operations            235       --         --
      Other reconciling items                            575        679        176
                                                     -------    -------    -------
Net cash used in discontinued operations                (595)    (2,018)    (2,441)
                                                     -------    -------    -------
Net cash used in operating activities                 (3,439)    (5,034)    (7,333)

Investing activities
Purchase of property and equipment                       (31)      (231)      (591)
Proceeds from sale of property and equipment              --          7       --
Proceeds from disposal of certain assets of
   discontinued operations                               105       --         --
Increase in capitalized software development costs      (507)      (333)      --
                                                     -------    -------    -------
Net cash used in investing activities                   (433)      (557)      (591)

                       SEDONA Corporation and Subsidiaries

                                 (In Thousands)

                                                    1999       1998       1997
                                                  -------    -------    -------
Financing activities
Proceeds from issuance of convertible
   debt and warrants                              $  --      $  --      $ 5,200
Payment of preferred stock dividends                 (583)      (135)      (289)
Repayments of notes receivable, related parties      --           29        324
Changes in long-term obligations, net                 (29)       (40)      (112)
Proceeds from issuance of preferred
   stock, net                                       1,970      5,000       (183)
Repurchase of Series E preferred stock
   for cash                                        (2,313)      --         --
Payment of expenses, convertible debt                --         --          (45)
Proceeds from the issuance of common stock, net     2,515       --         --
Proceeds from exercise of common stock
   warrants/options                                 2,407        225      3,162
Proceeds from issuance of long-term debt             --         --           96
                                                  -------    -------    -------
Net cash provided by financing activities           3,967      5,079      8,153
                                                  -------    -------    -------
Net increase (decrease) in cash and cash
   equivalents                                         95       (512)       229
Cash and cash equivalents, beginning
   of year                                            798      1,310      1,081
                                                  -------    -------    -------
Cash and cash equivalents, end of year            $   893    $   798    $ 1,310
                                                  =======    =======    =======

See accompanying notes.

                       SEDONA Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

               (In Thousands, Except Share and Per Share Amounts)

                  Years ended December 31, 1999, 1998 and 1997

1. Accounting Policies

Description of Business

SEDONA Corporation develops, markets, services and supports enterprise scale Internet application solutions that enable organizations to more quickly and precisely visualize new and changing customer information, greatly enhancing their customer acquisition, intimacy, satisfaction and retention capabilities.

During April 1999, the Company announced a name change of the corporation to SEDONA Corporation from Scan-Graphics, Inc. and began trading under the NASDAQ Symbol "SDNA."

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries, SEDONA(R)GeoServices, Inc. and Technology Resource CentersSM, Inc. During 1999, the Company discontinued and subsequently sold the operations related to Tangent Imaging Systems, Inc. and Technology Resource Centers, Inc., two wholly-owned subsidiaries. The financial condition and results from operations of these entities are reflected in the financial statements as discontinued operations for all years presented. See Note 2. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Inventories

Inventories are included in discontinued operations and are valued at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets which range from three to seven years.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, accounts receivable and notes receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts and notes receivable, is limited due to the Company's credit evaluation process. The Company does not generally require collateral from its customers. The Company's customers consist primarily of corporate entities.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts and notes receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers.

During 1999 and 1998, the Company capitalized $507 and $333 of software development costs related to the Company's business geographics software. No software development costs were capitalized in 1997. During 1999 and 1998, this software became available for sale. During 1999, 1998 and 1997, $166, $18, and $0 was charged to expense relating to amortization of software development costs.

Revenue Recognition

Revenues from the sale of software licenses are recognized upon shipment of software when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from royalty agreements is recorded when earned. Revenue from Services are recognized as the services performed.

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

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 1999, 1998 and 1997, the effect of stock options, warrants and convertible securities were antidilutive and therefore not included in the calculation of diluted earnings per share.

Stock-Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 8 includes required disclosures and pro forma information provided under FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

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

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Impact of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), which establishes standards for public enterprises' reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. At December 31, 1999, substantially all of the Company's continuing operations revenues were derived from the sale of its application solutions software.

2. Discontinued Operations

As earlier reported in Form 8-K filed on October 1, 1999, the Company's Board of Directors decided in July 1999 to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet application solutions business. In connection with this decision, the Company recorded $719 in charges and reserves primarily for inventory, receivables and severance. In the third quarter 1999, the Company completed the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. for a $35 note receivable and the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed for consideration of $105 in cash and assumption of $61 in liabilities. These transactions resulted in an additional loss of $235.

The Company may receive additional proceeds related to future sales of products and technology in connection with these transactions.

As of December 31, 1999, the Company had remaining inventory with a realizable value of $82 (net of a valuation allowance of $623, accounts receivable of $336 (net of a bad debt allowance of $75), and remaining liabilities of $235 related to severance and miscellaneous payables. The Company believes these reserves are sufficient to cover all remaining liabilities or asset valuations.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

2. Discontinued Operations (continued)

Revenues from the discontinued operations were $2,567, $6,162 and $4,567, respectively, for the years ended December 31, 1999, 1998 and 1997 and represented substantially all of the Company's revenues in those periods. Losses for 1999, 1998 and 1997 were $2,973, $1,633 and $2,216, respectively. The increased losses from discontinued operations in 1999 reflect the transaction charges and reserves associated with the decision to discontinue the operations and the completion of their sales as well as substantially lower sales activity in 1999 periods when compared to 1998.

For all periods presented, these financial statements reflect the results of the Tangent Imaging Systems and Technology Resource Centers as discontinued operations.

3. Property and Equipment

Property and equipment in continuing operations consist of the following:

                                                                   December 31
                                                                1999        1998
                                                                ----------------

Machinery and equipment                                         $636        $605
Equipment under capital lease                                     94          36
Furniture and fixtures                                            72          72
Leasehold improvements                                             9           9
Purchased software                                                76          76
                                                                ----------------
                                                                 887         798
Less accumulated depreciation and amortization                   510         333
                                                                ----------------
                                                                $377        $465
                                                                ================

Depreciation and amortization expense related to property and equipment and equipment under capital lease was $177 in 1999, $155 in 1998, and $145 in 1997.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

4. Long-Term Debt

Long-term debt consists of the following:

                                            December 31
                                         1999        1998
                                         ----------------

Capital lease obligations                $ 69        $ 26
Other                                      33         105
                                         ----------------
                                          102         131
Less current maturities                    51          71
                                         ----------------
Long-term debt                           $ 51        $ 60
                                         ================

Contractual maturities of the long-term debt are as follows: 2000 - $51; 2001 - $19; 2002 - $16; 2003 - $15; thereafter $1.

5. Convertible Debentures

In connection with a $3,100 private placement purchase agreement in March 1996, the Company sold 62 units of convertible debentures. Each unit consisted of a $50, 8% convertible note due March 28, 1997, 19,355 "A" warrants and 19,355 "B" warrants. The warrants, which were immediately exercisable, had an estimated value, based on an appraisal, of $270, which was reflected as a debt discount. During 1996, all of the debentures were converted into 2,259,056 shares of common stock. The $270 debt discount was charged to interest expense. The "A" warrants were exercisable at $3.00 per share or, if less, the lowest price per share at which any conversion shall have occurred under any of the convertible notes. The "B" warrants were exercisable at $4.00 per share. All of the 1,200,010 "A" warrants were exercised by December 31, 1998. During 1998 and 1997, -0-, and 437,558, respectively, of the total 1,200,010 "B" warrants were exercised. All remaining "B" warrants expired on March 26, 1999.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

5. Convertible Debentures (continued)

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

Series A, B, C, D, E and F

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

On March 30, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series B convertible preferred stock. After a period of 12 months from March 30, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: (1) $2.30 (the "Closing Price"), or (2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.15. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stock's average last trade price during the 25 days preceding the anniversary date is less than 145% of the Closing Price or $3.34, the investor shall also be entitled to five-year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to purchase a maximum of 1,873,749 Common Shares under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing using the conversion terms referenced above. As of March 17, 2000, the 25-day average price was $5.69.

During 1997, the remaining 125,000 shares of Class A Series C preferred stock and the related dividends payable of $202 were converted to 949,352 shares of common stock.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

During 1998, the remaining 2,990 shares of Class A Series D preferred stock and the related accrued dividends payable of $3,122 were converted into 1,672,267 shares of common stock.

During March and April 1998, the Company issued a $5,200 private placement of its securities which consisted of 52 units of $100, 7% Class A Series E convertible preferred stock (Series E Preferred) and a warrant to purchase 28,850 shares of common stock, exercisable at $3.00. The Series E Preferred and any accrued dividends were convertible at a price per share equal to the lesser of $3 per share or at a 15% discount to the average closing bid price for the five days preceding conversion. If the conversion price is $2 a share or less, the Company may elect to redeem all or part of the Series E Preferred and accrued dividends at the par value of the Series E Preferred, plus the conversion discount. Conversions were restricted to 10% per month on a cumulative monthly basis.

In connection with the Series E Preferred offering, the Company recorded an initial noncash dividend of $917 as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance. This imputed noncash dividend has been included in the net loss applicable to common stockholders.

On August 7, 1998, the Series E Preferred investors agreed to new terms providing for no conversions of Series E Preferred from August 1, 1998 through January 31, 1999. Thereafter, up to 25% of the remaining Series E Preferred may be converted per month per holder. Additionally, the Company agreed to adjust the exercise price of the 1,500,200 warrants issued to the investors from $3.00 per share to $2.25 per share. The warrants could not be exercised prior to February 1, 1999. In addition, the Company issued 1,254,132 new warrants to the investors at an exercise price of $4.00 per share. These new warrants became exercisable on February 1, 1999. The Company recorded a noncash dividend of $256 as a result of the value of the consideration given to the Series E Preferred investors. This noncash dividend has been included in the net loss applicable to common stockholders. Previous to these new terms, $532 of Series E Preferred and accrued dividends were converted into 410,324 shares of common stock.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

On May 24, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: (1) $1.41 (the "Closing Price"), or (2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted plus an 8% premium accruing from the closing date to the conversion date. In addition, if the common stocks average last trade price during the 25 days preceeding the anniversary is less than 145%of the Closing Price or $2.04, the investor shall also be entitled to five year warrants under a variable formula such that the lower the conversion price, the higher the number of warrants. Additional warrants may be issued to purchase a maximum of 1,646,178 Common Shares under this agreement. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing. At
March 17, 2000 the preceding 25 day average closing price was $5.69.

During 1999, 2,034 shares of Class A Series E preferred stock and the related dividends payable of $139 were converted to 1,271,832 shares of common stock. On September 16, 1999, SEDONA redeemed of all remaining Class A, Series E convertible preferred stock, plus one-third of associated warrants to purchase shares of common stock exercisable at $2.25 per share, and one-third of associated warrants to purchase shares of common stock.

The redemption price for each share of the Series E preferred stock and the associated warrants equaled 110% of the principal amount of $1,000 per share of the series E preferred stock plus all of the dividends that had accrued through September 15, 1999. The Company recorded a non-cash dividend of $138 as a result of the 10% premium paid to the Series E holders. This non-cash dividend has been included in the net loss applicable to common shareholders. All of the shares underlying the remaining 914,263 warrants exercisable at $4.00 per share were registered for resale under this an S-3 filing in October 1999.

In total, cash of $2,776 was utilized in this program to redeem the final remaining 2,313 shares and pay $463 in accrued dividends and redemption premium regarding the retirement of the Class A Series E preferred stock referenced above. The Company funded the majority portion of the repurchase of the Series E preferred stock with proceeds of a private placement of $2,376 of the securities. Each unit sold in the private placement consisted of 50,000 shares of common stock and warrants to purchase 44,444 shares of common stock at an exercise price of $2.25 per share. All of these shares of common stock, as well as the shares of common stock issuable upon the exercise of these warrants, were registered for resale under an October 1999 S-3 filing.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

Common Equity

On August 25, 1999, SEDONA sold 1,142,858 shares of its common stock through a negotiated partial exercise of an outstanding warrant by its holder and realized total net proceeds of approximately $2,000. The outstanding warrant originally permitted the holder to acquire 2,100,000 shares of our common stock at an exercise price of $4.00 per share. After considering needs for working capital and additional funds that were required to repurchase the Class A Series E preferred stock described above, SEDONA negotiated with the warrant holder to permit partial exercise of the warrant at an exercise price of $1.75 per share. The portion of the proceeds not used to repurchase the Class A Series E preferred stock was used for working capital needs.

7. Promissory Notes

During December 1996, 1,099,300 options and warrants were exercised for $1,681 by certain officers and directors of the Company in exchange for promissory notes and promissory demand notes aggregating $1,681. The notes bear an annual interest rate of 8.25%. The promissory notes, together with accrued interest, have maturity dates ranging from July 1998 through July 2000. The notes are secured by shares of the Company's common stock. During 1998 and 1997, promissory demand notes totaling $1,274 and $354, respectively, were satisfied by either cash payments to the Company or return of the shares.

8. Stock Options and Warrants

Long-Term Incentive Plan

During 1992, the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted common stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's stockholders. The shares, which were related to the unexercised or undistributed portion of any terminated, expired or forfeited award, will also be made available for distribution in connection with future grants under the Plan. During 1997, the Plan was amended to increase the number of options available for future grants to

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

8. Stock Options and Warrants

3,000,000. The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002. At December 31, 1999, 1998 and 1997, there were 90,190, 939,251, and 915,502 options available for future grant.

Options outstanding under the Long-Term Incentive Plan have been granted to officers, directors, employees, and others and expire between July 2000 and December 2009. All options were granted at or above the fair market value on the grant date.

Transactions under this Plan were as follows:

                                                                    Weighted
                                                                    Average
                                                        Shares   Exercise Price
                                                      -------------------------

Outstanding at December 31, 1996                      1,364,309       $2.20
Canceled or expired                                    (112,750)       2.30
Granted                                                 573,717        3.09
Exercised                                              (182,917)       1.62
                                                      -------------------------
Outstanding at December 31, 1997                      1,642,359        2.57
Canceled or expired                                    (422,000)       2.94
Granted                                                 445,250        2.22
Exercised                                               (68,333)       1.00
                                                      -------------------------
Outstanding at December 31, 1998                      1,597,276        2.44
Canceled or expired                                    (335,939)       2.46
Granted                                               1,085,000        1.71
Exercised                                              (181,666)        .80
                                                      -------------------------
Outstanding at December 31, 1999                      2,164,671       $2.19
                                                      =========================

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)


8. Stock Options and Warrants (continued)

                                                                                    Weighted
                                                             Exercise Price          Average
                                       Options Shares       Range Per Share       Exercise Price
                                     -------------------------------------------------------------
Exercisable at year-end
1997                                       912,360           $0.47 to $4.00           $2.30
1998                                     1,003,944           $0.47 to $4.00           $2.36
1999                                     1,051,089           $1.00 to $4.00           $2.61

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                          Ranges                                  Total
                                  --------------------------------------------------------------------------
Range of exercise prices           $1.00 to $1.75     $2.00 to $2.69      $3.00 to $4.00     $1.00 to $4.00
Options outstanding                    892,663            625,250             646,758          2,164,671
Weighted average remaining
    contractual life (years)             8.4                7.4                 4.4                6.9
Weighted average exercise price         $1.41              $2.32               $3.13              $2.19
Exercisable                            149,914            346,917             554,258          1,051,089
Weighted average exercise price         $1.18              $2.40               $3.14              $2.61

                                                                            F-24

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

8. Stock Options and Warrants (continued)

Warrants

Warrants outstanding have been granted to officers, directors, stockholders and others to purchase common stock at prices ranging from $1.00 to $4.00 per share and expiring between July 2000 and November 2009. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:


                                                                     Weighted
                                                                  Average
                                                    Shares     Exercise Price
                                                -------------------------------

Outstanding at December 31, 1996                  4,989,726        $2.30
Canceled or expired                                (793,598)        3.13
Granted                                           3,626,473         3.94
Exercised                                        (1,474,264)        1.94
                                                -------------------------------
Outstanding at December 31, 1997                  6,348,337         3.22
Canceled or expired                                 (24,500)        2.00
Granted                                           3,691,332         2.88
Exercised                                          (187,500)        1.07
                                                -------------------------------
Outstanding at December 31, 1998                  9,827,669         3.11
Canceled or expired                              (1,225,936)        3.36
Granted                                           2,322,872         2.20
Exercised                                        (1,395,169)        1.59
                                                -------------------------------
Outstanding at December 31, 1999                  9,529,436        $2.58
                                                ===============================

                                                                                     Weighted
                                                             Exercise Price          Average
                                       Warrant Shares       Range Per Share       Exercise Price
                                    -------------------------------------------------------------
Exercisable at year-end
1997                                     4,698,731          $0.38 to $4.00            $3.56
1998                                     7,308,457          $0.38 to $4.00            $3.23
1999                                     7,673,072          $1.00 to $4.00            $2.78

                                                                            F-25

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

8. Stock Options and Warrants (continued)

During 1999, 1998 and 1997, 85,000, 387,000 and 311,457 warrants, respectively, were issued to non-employees for certain consulting services, and in some instances, had contingent vesting provisions based on achievement of certain performance service levels. The 1999, 1998 and 1997 statements of operations reflects charges of $95, $149, and $124, respectively, for those non-employee stock warrants and options where such service levels were performed.

During 1999, 1998 and 1997, 668,888, 550,000 and 315,000 warrants, respectively, were issued to employees in lieu of compensation. These warrants were issued at exercise prices at or above fair market value at the date of grant and therefore there were no charges to earnings.

The following table summarizes information about stock warrants outstanding at December 31, 1999:

                                                          Ranges                                Total
                                   -------------------------------------------------------------------------
Range of exercise prices            $1.00 to $1.75     $2.00 to 2.38     $2.50 to $4.00     $1.00 to $4.00
Outstanding                            1,938,238          3,557,962         4,033,236          9,529,436
Weighted average remaining
    contractual life (years)             1.7                 4.7                3.0                 3.4
Weighted average exercise price         $1.41               $2.22              $3.47               $2.58
Exercisable                            1,139,642          2,732,962          3,800,468          7,673,072
Weighted average exercise price         $1.66               $2.22              $3.51               $2.78

The Company is obligated to purchase 422,270 warrants from five (5) employees of the Company in the event of change of control of the Company or termination of employment for breach of contract or convenience at a cash purchase price equal to the amount of the aggregate fair market value of the shares, less the aggregate warrant price of such shares. As of December 31, 1999, the market value exceeded the aggregate warrant price by approximately $1,029.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

8. Stock Options and Warrants (continued)

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividends paid for all years; expected volatility of 35% for years 1998 and 1997; 93% for 1999; risk-free interest rates range from 5.25% to 7.81%; and expected lives range from 1.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted is as follows:

                                                Year ended December 31
                                             1999       1998       1997
                                         ---------------------------------

Stock options                               $1.54       $.98       $1.48
Warrants                                    $1.01       $.94       $1.31

In accordance with SFAS 123, the estimated fair value of the Company's options and warrants is amortized over the vesting period. Had this expense been charged to operations, the Company's pro forma net loss and net loss per common share would have been as follows:

                                                Year ended December 31
                                              1999       1998       1997
                                           ----------------------------------
Net loss
    As reported                             $(6,237)    $(5,512)   $(7,817)
    Pro forma                               $(7,328)    $(6,326)   $(8,959)
Net loss applicable to
    common shares
       As reported                          $ (.31)     $ (.36)    $ (.49)
       Pro forma                            $ (.36)     $ (.41)    $ (.55)

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

8. Stock Options and Warrants (continued)

Options to directors and officers

Included in the options and warrants granted above are the following:

1,598,888 shares of the Company's common stock granted to certain officers and directors of the Company for services rendered during 1999. The options and warrants were issued at or above the fair market value of the common stock on the grant date at exercise prices ranging between $1.31 and $2.50 per share, expiring through November 19, 2009. As of December 31, 1999, none of these options or warrants were exercised.

877,250 shares of the Company's common stock granted to directors of the Company for services rendered during 1998. The options and warrants were issued at or above the fair market value of the common stock on the grant date at exercise prices ranging between $1.16 and $3.36 per share, expiring through December 16, 2008. As of December 31, 1999, none of these options or warrants were exercised.

54,300 shares of the Company's common stock granted to directors of the Company for services rendered during 1997. The options and warrants were issued with exercise prices ranging between $3.69 and $3.98 per share, expiring through December 31, 2006. The options and warrants were issued at the fair market value of the common stock or warrants on the grant date. As of December 31, 1999, none of these options or warrants were exercised.

Shares reserved for future issuance of common stock approximately $14,200,000.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

9. Contingencies

In March, 1998, an action was commenced in the Court of Common Pleas of Montgomery County, Pennsylvania, against the Company by a former employee, seeking damages of $361, for termination of contract, by change of control and for convenience. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company believes the claim is without merit and is defending its position. Accordingly, no provision has been made in the accompanying financial statements.

10. Related Party Transactions

Through August 31, 1997, the Company leased its principal office and one of its manufacturing facilities from a corporation which is owned by the former chief executive officer of the Company. Rent expense charged to discontinued operations was $64 for the year ended December 31, 1997.

The Company incurred consulting and commission fees, and out-of-pocket expenses of $11, $27 and $60, for the years ended December 31, 1999, 1998 and 1997, respectively, to a company whose president is a director of the Company.

11. Profit-Sharing Plan

Prior to 1999, certain operations that have subsequently been discontinued had a qualified profit-sharing 401(k) plan (the Plan) available to all eligible employees. Contributions to the 401(k) portion of the Plan were matched by the Company equal to 100% of voluntary contributions by individual participants, limited to 3% of the individual participant's annual pay. Annual profit-sharing contributions to the Plan were made at the discretion of the Board of Directors. The total amount charged to discontinued operations under the plan was $0, $38 and $72 for the years ended December 1999, 1998 and 1997, respectively.

Subsequent to year-end 1998, the Plan was made available to all eligible SEDONA employees. At the same time, matches to the Plan by the Company were suspended but may be reinstated at such time as determined appropriate by the Board of Directors.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

12. Commitments

The Company has employment agreements with certain key employees which expire at various dates through 2002. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.

The Company leases certain office equipment under various noncancelable operating and capital lease arrangements which expire from 2000 to 2004. Future minimum lease payments under capital lease obligations consist of the following:

Year ending December 31:
                                Capital Lease Obligations
                                -------------------------
                        2000
                        2001              $ 27
                        2002                26
                        2003                19
                        2004                17
                                             1
Total minimum lease payments              ----
Less amount representing interest           90
Present value of net minimum capital       (21)
lease payments                            ----

                                          $ 69
                                          ====

Gross payments made under capital and operating lease obligations for 1999 and 1998 were $276 and $364, respectively.

13. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1999.

At December 31, 1999 and 1998, the Company recorded a deferred tax asset of $10.9 million and $8.7 million, respectively, which primarily related to net operating loss carryforwards for federal and state tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

13. Income Taxes (continued)

At December 31, 1999 and 1998, the Company had approximately $29.8 million and $24.1 million, respectively, in federal net operating loss carryforwards that expire in various years beginning in 2000 through 2019. Additionally, the Company has approximately $8.5 million and $5.2 million, respectively, of state net operating loss carryforwards that expire in various years beginning in 2005 through 2009.

The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code regarding changes in ownership of a company. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

14. Supplemental Disclosures of Cash Flow Information

                                                           Year ended December 31
                                                          1999       1998      1997
                                                       -------------------------------
Cash paid during the year for interest                   $   35     $   53    $  294
Cash expenses incurred relative to issuance
    of stock                                                 41        200        45
Noncash investing and financing
    activities are as follows:
       Conversion of debentures into
         common stock                                         -        324     1,954
       Conversion of preferred stock dividends into
         common stock                                       138        158       182
       Preferred stock issued in lieu of payment of
         preferred dividends                                  -          -       201
       Conversion of debentures
         into preferred stock                                 -          -     2,990
       Conversion of preferred stock to common stock
                                                          2,034      2,990         -
       Dividends payable offset against
         notes receivable - related party                     -         45        30
       Fixed asset purchases through assumption of
         capital lease obligation
                                                             58          -        34

                       SEDONA Corporation and Subsidiaries

               (In Thousands, Except Share and Per Share Amounts)

15. Subsequent Events

On January 14, 2000, SEDONA signed a letter of intent to acquire Acxiom Corporation's Customer Information Management System (CIMS) application software unit. The CIMS operation, based in Minneapolis, Minnesota, is a provider of Customer Relationship Management (CRM) software to the financial services industry, with a particular emphasis on the retail banking industry. SEDONA assumed responsibility for management of the CIMS unit effective February 1, 2000 under an operating agreement which will terminate at the acquisition transaction closing.

On February 9, 2000, the Company committed to acquire a 10% equity interest for a total of $140, payable at various times in the future, in a start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with their customer prospecting. This lead generation and management product will be integrated with SEDONA's visual CRM profiling and CIMS application solutions to provide further value to its customers.

On February 28, 2000, the Company closed a $3.0 million private placement purchase agreement for the issuance of 3,000 shares of Series G convertible preferred stock. After a period of 120 days from February 28, 2000 (closing date), the investors can convert the preferred stock to common stock at the lower of: (1) 130% of the closing bid price of the Company's common stock as of the closing date, or (2) 95% of the low three-day average closing bid price of the Company's common stock for the twenty trading days prior to the notice of conversion. The conversion amount shall be the principal amount of the preferred stock being converted, plus a 3% premium accruing from the closing date to the conversion date. In addition, the investors received a total of 100,000, three-year warrants which shall be exercisable at 130% of the closing bid price of the Company's common stock on the closing date. Mandatory conversion of the preferred stock shall occur on the second anniversary after closing. The Company shall have a right to redeem any portion of the Series G preferred stock upon a 30-day written notice.

The Company has received in excess of $5.8 million during the first quarter 2000 related to option and warrant exercises, resulting in approximately 2.6 million additional common shares being issued.