Form 10-K/A
period 1999-12-31
SEDONA CORP
filed 2000-04-28
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-15864

                               SEDONA CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         95-4091769
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                    649 North Lewis Road, Limerick, PA 19468
          (Address of principal executive offices, including zip code)

                                  610-495-3003
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on the Nasdaq SmallCap Market as of March 17, 2000 was $187,906,000.

The number of shares of the Registrant's Common Stock issued and outstanding as of March 17, 2000 was 26,718,398 shares.

Documents Incorporated by Reference:  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the information under the caption "Directors and Executive Officers of the Registrant" in the Company's Annual Report on 10-K for the year ended December 31, 1999.

Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commissions ("Commission"), and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of Common Stock are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms or written representations that no reports on Form 5 were required, the Company believes that for the year period ended December 31, 1999, all of its directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation.

The following table sets forth certain summary information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and the other most highly compensated officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Officers"), with respect to the last three fiscal years.

                                          ------------------------------------------
                                                                      Long Term
                                          Annual Compensation        Compensation
--------------------------------------------------------------------------------------------------------
                                                                     Stock Option/
                                                                    Warrant Awards          All Other
Name and Principal Position   Year      Salary         Bonus           (shares)         Compensation (1)
---------------------------- ---------------------------------------------------------------------------
Laurence L. Osterwise         1999     $       -        $-             400,000                $ -
Chairman of the Board         1998     $  38,078        $-             300,000                $ -
(2)                           1997     $ 121,154        $-             250,000                $ -
--------------------------------------------------------------------------------------------------------
Marco A. Emrich
Chief Executive Officer       1999     $  63,173        $-             725,000                $ -
and President (3)
--------------------------------------------------------------------------------------------------------
Robert J. Griffin            1999      $ 160,426        $-             100,000                $ -
Vice President               1998      $ 198,330        $-              50,000                $ -
                             1997      $  37,500        $-              50,000                $ -
--------------------------------------------------------------------------------------------------------

-------------------

 (1) In fiscal year 1999, no executive officer received prerequisites or other personal benefits, securities or property as a portion of the executive officer's salary and bonus.

Certain Employment Agreements.

On September 15, 1999, the Company entered into an Employment Agreement with Marco A. Emrich, its Chief Executive Officer and President (the "CEO Agreement"). The CEO Agreement has a term of two years and three months. Compensation during this period will be $225,000 as base annual salary plus additional compensation as directed by the Board of Directors. Mr. Emrich can also earn up to $100,000 in the form of cash bonus for years 2000 and 2001, subject to quarterly measurements. In addition Mr. Emrich was granted 200,000 options and 175,000 warrants with a strike price of $2.50, which will vest over 4 years at 25% per year. He also was granted 350,000 warrants with a strike price of $2.50 with a four year "cliff vest" provision, and certain acceleration provisions based on stock price performance. In the event of "Change of Control" within 12 months there will be a 33% acceleration of unvested Options/warrants; and 50% acceleration after the first 12 months. If such termination had occurred on December 31, 1999, the Company would have been obligated to pay Mr. Emrich $225,000.

The termination remuneration described above is not payable in the event of termination for cause.

Option/Warrant Grants.

The following table sets forth certain information concerning options/warrants granted to the Named Officers, and additional information concerning such grants of stock options/warrants during fiscal year 1999. No stock appreciation rights have been granted by the Company.

----------------------------------------------------------------------------------------------------------------------------
                                            Percentage of Total                                  Potential Realizable Value
                                                  Options/                                         at Assumed Annual Rates
                                            Warrants Granted to                                        of Stock Price
                              Option/       Employees in Fiscal   Exercise Price    Expiration        Appreciation for
           Name            Warrant Grants        Year 1999          (Per Share)        Date        Option/Warrant Term (1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    5% ($)        10% ($)
----------------------------------------------------------------------------------------------------------------------------
Laurence L. Osterwise      400,000                 25.0%             $2.19           12/31/08      $1,399,210     $2,546,128
----------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich            725,000                 37.1%             $2.25            8/31/09      $2,350,653     $4,592,648
----------------------------------------------------------------------------------------------------------------------------
William K. Williams         50,000                  2.6%             $1.35            4/21/09      $  203,422     $  350,512
----------------------------------------------------------------------------------------------------------------------------
Robert J. Griffin          100,000                  5.1%             $1.35            4/21/09      $  406,845     $  701,024
----------------------------------------------------------------------------------------------------------------------------

Option Exercises and Fiscal Year-End Values.

The following table sets forth certain information as of December 31, 1999, regarding the number and year end value of unexercised stock options held by each of the Named Officers. No stock appreciation rights have been granted by the Company.

                                                                  ------------------------------------------------------------
                                                                                                     Value of Unexercised
                                                                     Number of Unexercised              In-the-Money
                                                                      Options/Warrants at            Options/Warrants at
                                                                       December 31, 1999             December 31, 1999 (1)
-------------------------------------------------------------------------------------------------------------------------------
                             Shares Acquired    Value Realized
Name                         on Exercise (#)          ($)          Exercisable    Unexercisable   Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Laurence L. Osterwise              -0-               $-0-           1,038,888        300,000        $794,777       $375,000
-------------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                    -0-               $-0-              -0-           725,000          -0-          $862,750
-------------------------------------------------------------------------------------------------------------------------------
William K. Williams                -0-               $-0-             16,667          83,333        $ 21,334       $147,166
-------------------------------------------------------------------------------------------------------------------------------
Robert J. Griffin                  -0-               $-0-             65,000         135,000        $ 84,563       $240,437
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------
(1) Based on the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on December 31, 1999 ($3.44), net of the option/warrant exercise price.

Compensation Committee Interlocks and Insider Participation.

The current members of the Company's Compensation Committee are Messrs. R. Barry Borden, David S. Hirsch, and Laurence L. Osterwise. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.

Compensation of Directors.

On the first business day of January 1998 and on the first business day of January in each succeeding year, each non-employee director of the Company will receive a grant of an option to purchase shares of Common Stock at the then-current Fair Market Value as determined in accordance with the 1992 Plan, as follows: an option to purchase 15,000 shares of Common Stock for service to the Board during the preceding year, plus an option to purchase 2,500 shares of Common Stock for serving as the Chairman of the Board or Chairman of a Committee of the Board during the preceding year. However, if a director shall become eligible for an option grant after the first regularly scheduled meeting of the Board during any calendar year, the Compensation Committee shall determine the size of such option grant by multiplying 15,000 shares (and/or 2,500 shares) by a fraction which is determined by dividing the number of regularly scheduled Board meetings remaining in the calendar year by six. The non-employee directors were issued the following option grants in January 2000 for service to the Board in 1999: Mr. Borden, 20,000 shares; Messrs. Hirsch, Mulshine, and Pellicci, 17,500 shares; Messrs. Sargent, Shapiro, and Womble, 15,000 shares.

In addition, under the terms of the 1992 Plan, any new director who has been elected to the Board was granted an option to purchase 25,000 shares of Common Stock at the then-current Fair Market Value as determined in accordance with the 1992 Plan. The shares underlying these options will vest at the rate of 5,000 shares per year for five years, commencing on the first anniversary date of his election to the Board and on each subsequent anniversary thereafter. In the future, upon ratification of the 2000 Plan at this Meeting, the Compensation Committee of the Board of Directors will determine the number of options that Directors will receive for service to the Board and upon being elected to serve as a Director.

Further, commencing in 1998, on or before January 31 in each year, each non-employee director will receive an annual retainer of $5,000 as cash compensation for his services as a director for the preceding year. Also, each non-employee director will receive $500 for attendance at each Board and committee meeting, with multiple meetings held on the same day to count as one. These amounts shall be subject to annual review and possible adjustment at the discretion of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the ownership of the Company's voting securities as of the Record Date, assuming conversion of Series A Preferred Stock into one share of Common Stock, and including options and warrants by (i) each person known by the Company to be the beneficial owner of more than five percent of any class of its voting securities, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

-----------------------------------------------------------------------------------------------------------
Beneficial Owner (1)                      Amount & Nature of Beneficial     Percentage of Outstanding
                                                   Ownership (2)                  Common Stock
-----------------------------------------------------------------------------------------------------------
Laurence L. Osterwise                               1,171,943                         4.37%
-----------------------------------------------------------------------------------------------------------
Marco A. Emrich                                         -0-                             *
-----------------------------------------------------------------------------------------------------------
Michael A. Mulshine                                   803,130 (3)                     2.99%
-----------------------------------------------------------------------------------------------------------
David S. Hirsch                                       336,967 (4)                     1.26%
-----------------------------------------------------------------------------------------------------------
James C. Sargent                                      127,067                           *
-----------------------------------------------------------------------------------------------------------
R. Barry Borden                                        71,780                           *
-----------------------------------------------------------------------------------------------------------
Jack A. Pellicci                                       44,760                           *
-----------------------------------------------------------------------------------------------------------
Robert M. Shapiro                                      47,500                           *
-----------------------------------------------------------------------------------------------------------
James T. Womble                                         5,000                           *
-----------------------------------------------------------------------------------------------------------
Robert J. Griffin                                      89,333                           *
-----------------------------------------------------------------------------------------------------------
William K. Williams                                    33,333                           *
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers
as a group (12 persons)                             2,731,412                        10.18%
-----------------------------------------------------------------------------------------------------------

------------------------------
* Represents one percent or less.

(1) The address of all persons listed is c/o SEDONA Corporation, 649 North Lewis Road, Limerick, PA 19468.

(2) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned in the table.

(3) Includes warrants to purchase 682,666 shares issued to Osprey Partners, a company owned by Mr. Mulshine.

(4) Includes 10,940 shares of Common Stock held by Mr. Hirsch's wife, as to all of such shares Mr. Hirsch disclaims beneficial ownership. Includes 51,100 shares of Common Stock held by Mr. Hirsch's children, as to all of such shares Mr. Hirsch disclaims beneficial ownership.

The foregoing table also includes shares which the following directors and executive officers have the right to acquire within sixty days upon the exercise of options and warrants: Mr. Osterwise, 1,088,878 warrants; Mr. Mulshine, 76,095 options, 663,916 warrants; Mr. Hirsch, 112,845 options, 60,000 warrants; Mr. Sargent, 79,845 options; Mr. Borden, 71,780 options; Mr. Pellicci, 44,760 options; Mr. Shapiro, 27,500 options; Mr. Womble, 5,000 options; Mr. Griffin, 89,932 options; and Mr. Williams, 33,333 options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1999, the Board of Directors ratified a Consulting Agreement with Osprey Partners, a company that is owned by Michael A. Mulshine. Under that agreement, Osprey was to provide services to the Company with regard to shareholder and investor relations activities and for management consulting services. Under the agreement Osprey was issued warrants to purchase up to 72,000 shares of Common Stock, with such warrants to vest at the rate of 6,000 shares on the first of each month for the twelve months starting January 1, 1999, and such warrants to be exercisable for up to ten years at an exercise price of $2.50 per warrant. It is management's belief that the levels of compensation for services provided were favorable to the Company and were reasonably below market rates for such services.

                                    SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2000.

                                    SEDONA CORPORATION


                                    By:  /s/ Marco A. Emrich
                                         ------------------------------------
                                         Marco A. Emrich
                                         Chief Executive Officer and President