Form 10-Q
period 2000-03-31
SEDONA CORP
filed 2000-05-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number 0-15864



                               Sedona Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           PENNSYLVANIA                                   95-4091769
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       Identification No.)


         649 North Lewis Road, Limerick, Pennsylvania        19468-1234
--------------------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (610) 495-3003

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES [X]      NO [ ]
                                                     ---



At March 31, 2000, there were 26,745,398 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                         INDEX
PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - (Unaudited) March 31, 2000
         and December 31, 1999                                               4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended March 31, 2000 and 1999                          5

         Consolidated Statements of Cash Flow -- (Unaudited)
         three months ended March 31, 2000 and 1999                          6

         Notes to Consolidated Financial Statements - March 31, 2000     7 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10 - 11


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                      12

SIGNATURE PAGE                                                              13
--------------

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of Sedona Corporation (the "Company" or "Sedona Corp.") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, ability to successfully integrate the Customer Information Management Systems
(CIMS) unit acquisition, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                       March 31,        December 31,
                                                                        2000               1999
                                                                      ------------------------------
Assets
Cash                                                                  $  7,931              $    893
Accounts receivable                                                          8                  --
Prepaid expenses and other current assets                                  121                    91
                                                                      ------------------------------
Total current assets                                                     8,060                   984

Property and equipment, net of accumulated depreciation
  and amortization                                                         359                   377
Software development costs, net and other assets                         1,002                   660
Net assets of discontinued operations                                       38                   183
                                                                      ------------------------------

Total assets                                                          $  9,459              $  2,204
                                                                      ==============================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                               $    495              $    508
  Dividends payable                                                        157                   139
  Deferred revenue                                                          60                    24
  Current maturities of long-term debt                                      36                    51
                                                                      ------------------------------
Total current liabilities                                                  748                   722
Long term debt, less current maturities                                     46                    51
                                                                      ------------------------------
Total liabilities                                                     $    794              $    773

Stockholders' equity
  Class A convertible stock
    Authorized Shares - 1,000,000
      Series A, par value $2.00,
        Issued and outstanding - 500,000 shares                          1,000                 1,000
      Series B, par value $2.00,
        Issued and outstanding - 1,000 shares                            1,000                 1,000
      Series F, par value $2,00,
        Issued and outstanding  - 1,000 shares                           1,000                 1,000
      Series G, par value $2.00,
        Issued and outstanding - 3,000 and -0-
        in 2000 and 1999, respectively                                   3,000                  --
  Common stock, par value $.001
    Authorized Shares - 50,000,000
     Issued and outstanding shares - 26,745,398 and
     24,086,450 in 2000 and 1999, respectively                              27                    24
    Additional paid-in-capital                                          37,245                31,531
    Accumulated deficit                                                (34,601)              (33,071)
    Notes receivable, related parties                                       (6)                  (53)
                                                                      ------------------------------
         Total stockholders' equity                                      8,665                 1,431
                                                                      ------------------------------
Total liabilities and stockholders' equity                            $  9,459              $  2,204
                                                                      ==============================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                2000                 1999
                                                              ---------             ------
Revenues:

Total revenues                                                $     718            $     1
Cost of goods sold                                                  832                 28
                                                              ----------------------------
Gross profit(loss)                                                 (114)               (27)

Expenses:
  General and administrative                                        658                360
  Sales and marketing                                               766                243
  Research and development                                           --                135
                                                              ----------------------------
Total operating expenses                                          1,424                738
                                                              ----------------------------

Other income(expense)
  Interest income                                                    43                 12
  Interest expense                                                   (6)               (12)
  Other                                                             (28)                --
                                                              ----------------------------
Total other income (expense)                                          9                 --
Loss from continuing operations, before
  provision for income taxes                                     (1,529)              (765)
Income taxes                                                         --                 --
Loss from continuing operations                                  (1,529)              (765)
                                                              ----------------------------
Discontinued operations
  Loss from operations of discontinued
   Tangent Imaging Systems and
   Technology Resource Centers                                       (1)              (867)
                                                              ----------------------------
Net loss from continuing and discontinued
  Operations                                                     (1,530)            (1,632)
Preferred stock dividends                                           (77)               (97)
                                                              ----------------------------
Net loss applicable to common stockholders                    $  (1,607)           $(1,729)
                                                              ============================
Basic and diluted net loss from continuing
  operations applicable to common shares                      $    (.06)           $  (.04)
Basic and diluted net loss from discontinued
 operations applicable to common shares                       $    (.00)           $  (.04)
                                                              ----------------------------
                                                              $    (.06)           $  (.08)
                                                              ============================
Basic and diluted weighted average common
  shares outstanding                                         25,269,788         20,355,429
                                                             =============================




                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 ------------------------------
                                                                   2000                  1999
                                                                 ------------------------------
Operating Activities
Net Loss from continuing operations                              $(1,529)               $  (765)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                    112                     33
    Changes in operating assets & liabilities
      Accounts and notes receivable, net                            --                        6
      Inventories                                                   --                        1
      Prepaid expenses and other current assets                      (38)                    (3)
      Other non current assets                                       (85)                    28
      Accounts payable and accrued expenses                           (6)                  (138)
      Deferred revenue and other                                      36                    (52)
                                                                 ------------------------------
Net cash used in continuing operating activities                  (1,510)                  (890)
Net loss from discontinued operations                                 (1)                  (866)
Adjustments to reconcile income from
  discontinued operations to net cash
  used by discontinued operations:
    Cash flow related to results of
      discontinued operations                                        113                    704
                                                                 ------------------------------
Net cash used in discontinued operations                             112                   (162)
                                                                 ------------------------------
Net cash used in operating activities                             (1,398)                (1,052)

Investing activities
Purchase of property and equipment                                   (25)                   (55)
Increase in capitalized software development costs                  (330)                  --
                                                                 ------------------------------
Net cash used in investing activities                               (355)                   (55)

Financing activities
Payment of preferred stock dividends                                 (30)                   (30)
Repayments of notes receivable, related parties                       47                   --
Changes in long-term obligations, net                                (20)                   (18)
Proceeds from issuance of preferred stock, net                     2,805                  1,000
Proceeds from exercise of common stock
  warrants/options                                                 5,989                    327
                                                                 ------------------------------
Net cash provided by financing activities                          8,791                  1,279
                                                                 ------------------------------
Net increase in cash and cash equivalents                          7,038                    172
Cash and cash equivalents, at beginning of year                      893                    798
                                                                 ------------------------------
Cash and cash equivalents, at end of period                      $ 7,931                $   970
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

The consolidated financial statements included herein for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three month period ended March 31, 2000 are not necessarily indicative of the results to be experienced for the year ended December 31, 2000.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1999 annual financial statements on Form 10-K as well as the Company's Form 8-K filed October 4, 1999, as amended November 2, 1999, Form 8-K filed April 25, 2000 and Form S-3 filed April 10, 2000.


Note #2: Discontinued Operations

As earlier reported in Form 8-K filed on October 4, 1999, as amended, during the third quarter, the Company's Board of Directors decided to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet-based software products. Accordingly, on July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed.

For all periods presented, these financial statements reflect the results of the Tangent Imaging Systems and Technology Resource Centers as discontinued operations.

Revenues from the discontinued operations were $40 and $592, respectively, for the three months ended March 31, 2000 and 1999 and represented substantially all of the Company's revenues in the 1999 period. The decreased losses from discontinued operations in 2000 periods reflects the substantial completion of discontinued operations.

Note #3: Property and Equipment

         Property and equipment consists of:
                                                   March 31,       December 31,
                                                    2000             1999
                                                   ---------       ------------

          Machinery & equipment                      $653             $636
          Equipment under capital lease                94               94
          Furniture & fixtures                         79               72
          Leasehold improvements                        9                9
          Purchased software                           76               76
                                                     ----             ----
                                                      911              887
          Less accumulated
           depreciation and amortization              552              510
                                                     ----             ----
                                                     $359             $377
                                                     ====             ====

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #4: Stockholders' Equity

During the first quarter of 2000, there were a total of 189,493 common stock options with exercise prices ranging from $3.16 to $5.13 per share issued to employees and directors of the Company. Additionally, 100,000 common stock warrants with an exercise prices of $5.04 per share were issued to investors in connection with issuance of the Company's Class A, Series G Preferred Stock. The exercise prices of these options and warrants approximated the fair market value or more of the common stock at the time of such grants.

On May 5, 2000, all of the Class A, Series B Convertible Preferred Stock and accrued dividends of $88 were converted into 473,091 shares of common stock. No additional warrants were issued in connection with the Class A Series B provisions.

Note #5: Supplemental Disclosures of Cash Flow Information

                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2000                1999
                                                    -------             -------
          Cash paid during period for interest      $    35             $   26
                                                    =======             ======
          Cash expenses incurred relative to
            Issuance of convertible preferred
              stock                                 $   195             $ --
                                                    =======             ======
          Non-cash financing activities
           are as follows:
            Conversion of debenture interest
             and preferred stock dividends
             into common stock                      $  --               $   94
                                                    =======             ======
          Conversion of preferred stock to
             Common stock                           $  --               $1,419
                                                    =======             ======

Note #6: CIMS Operating Agreement

In February, 2000, the Company signed an operating agreement with the Acxiom Corporation whereas SEDONA assumed the management of all the operations of the Customer Information Management Systems (CIMS) business unit of Acxiom. Under the terms of the operating agreement, the Company earned revenue based on the gross billings of the unit during the term of the operating agreement. The Company defers the portion of the revenues that relate to maintenance and services to be performed in future periods. Such portion is amortized into revenue as services are performed or in the case of the maintenance contracts, ratably over the life of the maintenance agreement. SEDONA also is responsible for all direct expense associated with the CIMS unit, and is required to reimburse Acxiom for such expenses. During the 1st quarter ended March 31, 2000, the Company recorded revenues of $695, net of deferred revenue of $59, and incurred expenses of $893 related to the operating agreement.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #6: CIMS Operating Agreement (Continued)

In April 2000, the Company consummated a transaction to purchase the CIMS business unit for total potential consideration of $4.0 million, $1.5 million paid in preferred stock, $1 million of which will be paid by the third anniversary of the transaction, and the remainder of which will be paid contingent on the future performance of the business unit acquired. In addition, 247,934 five-year warrants with an exercise price of $3.025 per share were issued in connection with this transaction.

Note #7  Lead Factory Agreement

On February 9, 2000,the Company committed to acquire a 10% equity interest for a total of $140, payable at various times in the future, in Lead Factory, a start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with their customer prospecting. This lead generation and management product will be integrated with SEDONA's visual CRM profiling and CIMS application solutions to provide further value to its customers.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Realignment of Operations

As earlier reported in Form 8-K filed on October 4, 1999, as amended, during the third quarter, the Company's Board of Directors decided to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet-based software products. Accordingly, on July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed.

On April 10, 2000, the Company announced that it had acquired the Customer Information Management System (CIMS) business unit form Acxiom Corporation. The CIMS business develops, markets, services and supports Customer Relations Management (CRM) systems, focusing principally on financial services markets. As a result of this transaction, SEDONA will enhance the development of its Internet-based CRM strategy by obtaining a comprehensive CRM product suitable for smaller to mid-sized businesses and approximately 80 client accounts.

The purchase price for the acquired assets included issuance of $1.5 million in preferred stock of the Company yielding an 8% dividend and convertible at the Company's option for the first 33 months of the 36 month life; 247,934 five-year warrants of the Company at an exercise price of $3.025 per share; payment by the Company of a 10% royalty fee on collections of CIMS license fees, such royalties to be not less than $1 million over the three year period following closing; and, assumption of certain liabilities related principally to the service and warranty contracts assigned by Acxiom to the Company.

On February 9, 2000, the Company committed to acquire a 10% equity interest for a total of $140, payable at various times in the future, in Lead Factory, a start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with their customer prospecting. This lead generation and management product will be integrated with SEDONA's visual CRM profiling and CIMS application solutions to provide further value to its customers.

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

Results of Operations

Revenues for the three months ended March 31, 2000 were $718, reflecting principally revenues under an operating agreement for the CIMS business unit, which agreement commenced February 1,2000.

During the period, gross margins were not meaningful reflecting the realignment of the Company's continuing operations. Expenses in continuing operations have increased in the first three months of 2000 compared to the same period in 1999 reflecting principally additional staff and facilities associated with the CIMS operating agreement. Discontinued operations loss decreased in 2000 reflecting substantial completion.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Liquidity and Capital Resources

At March 31, 2000, cash and cash equivalents increased to $7,931, a $7,038 increase compared to the December 31, 1999 amount of $893. As of March 31, 2000 the cash flows from operating activities resulted in a net use of cash of $1,510.

This use of cash was primarily due to the operating losses sustained by continuing operations. The cash flows from investing activities during the same period resulted in a use of cash of $355 primarily due to increases in software development costs and purchases of equipment.

As of March 31, 2000, the cash flows from financing activities resulted in net cash provided by financing activities of $8,791. The increase in cash provided when compared to the same period a year ago was due principally to greater proceeds on the sale of a new series of preferred stock and by greater proceeds from exercises of options and warrants.

The Company received $5,989 during the first quarter 2000 related to option and warrant exercises, resulting in 2,658,948 additional common shares being issued.

On February 28, 2000, the Company closed a $3.0 million private placement purchase agreement for the issuance of 3,000 shares of Series G convertible preferred stock. The investors can convert the preferred stock to common stock at the lower of: 1) 130% of the closing bid price of the Company's common stock as of the closing date, or 2) 95% of the low three day average closing bid price of the Company's common stock for the twenty trading days prior to the notice of conversion. The conversion amount shall be the principal amount of the preferred stock being converted, plus a 3% premium accruing from the closing date to the conversion date. In addition, the investors received three-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.04 per share. Mandatory conversion of the preferred stock shall occur on the second anniversary after closing. The Company shall have a right to redeem any portion of the Series G preferred stock upon a 30-day written notice.

The Company believes that proceeds from the option and warrant exercises and the private placement noted above as well as funds generated from operations will be sufficient to meet the Company's working capital requirements for the remainder of 2000.

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


PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings

                  No actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to have potential significance.


         Item 2 - Changes in Securities - None


         Item 3 - Default Upon Senior Securities - None


         Item 4 - Submission of Matters to a Vote of Security Holders - None


         Item 5 - Other Information - None


         Item 6 - Exhibits and Reports on Form 8-K
                  Form 8-K filed April 25, 2000


         Exhibits
         --------

         Exhibit 4.1 Certificate of Designations, Preferences and Rights of Class A, Series G Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Form S-3 filed April 10, 2000, File No. 333-34412).

         Exhibit 10.1 Customer Information Management Systems operating agreement between Acxiom Corporation and SEDONA Corporation, effective February 1, 2000 (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended December 31, 1999 filed March 30,
                        2000).

         Exhibit 10.2 Asset Purchase and Sale Agreement between Acxiom Corporation and SEDONA Corporation, dated April 9, 2000 (incorporated by reference to Exhibit 2 of the Company's Form 8-K filed April 25, 2000).

         Exhibit 10.3 Series G Convertible Preferred Stock and Warrants Purchase Agreement, dated February 25, 2000, by and between the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.8 to the Company's Form S-3 filed April 10, 2000, File No. 333-34412).

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.


                                   SEDONA CORPORATION



DATE: May 15, 2000                 /S/ Marco A. Emrich
     --------------------          --------------------------------------------
                                   Marco A. Emrich
                                   President and Chief Executive Officer



DATE: May 15, 2000                 /S/ William K. Williams
     --------------------          --------------------------------------------
                                   William K. Williams
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)