Form 10-Q
period 2000-06-30
SEDONA CORP
filed 2000-08-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



At June 30, 2000, there were 27,699,943 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES





                                                                               INDEX
PART I.  FINANCIAL INFORMATION                                                  PAGE
------------------------------                                                  ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 2000 (Unaudited)                4
         and December 31, 1999

         Consolidated Statements of Operations -- (Unaudited)
         three months ended June 30, 2000 and 1999                               5

         Consolidated Statements of Operations -- (Unaudited)
         six months ended June 30, 2000 and 1999                                 6

         Consolidated Statements of Cash Flow -- (Unaudited)
         six months ended June 30, 2000 and 1999                                 7

         Notes to Consolidated Financial Statements - June 30, 2000              8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          13-14


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                          15

SIGNATURE PAGE                                                                  16
--------------

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of Sedona Corporation (the "Company" or "Sedona") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, ability to successfully integrate the Customer Information Management Systems (CIMS) unit acquisition, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)

                                                                                (Unaudited)
                                                                                   June 30,     December 31,
                                                                                    2000             1999
                                                                                  ---------------------------
Assets
Cash                                                                                $ 5,950          $   893
Accounts receivable                                                                     587                -
Prepaid expenses and other current assets                                               111               91
                                                                                    ------------------------
Total current assets                                                                  6,648              984

Property and equipment, net of accumulated depreciation
  and amortization                                                                      699              377
Software development costs, net and other assets                                      3,384              660
Other long term assets                                                                   44                -
Net assets/(liabilities) of discontinued operations                                     (18)             183
                                                                                    ------------------------
Total assets                                                                        $10,757          $ 2,204
                                                                                    ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                             $   827          $   508
  Dividends payable                                                                     144              139
  Deferred revenue                                                                      482               24
  Current maturities of long-term debt                                                   18               51
                                                                                    ------------------------
Total current liabilities                                                             1,471              722
Long term debt, less current maturities                                               1,041               51
                                                                                    ------------------------
Total liabilities                                                                   $ 2,512          $   773

Stockholders' equity
  Class A convertible stock
    Authorized Shares - 1,000,000
      Series A, par value $2.00,
        Issued and outstanding - 500,000 shares                                       1,000            1,000
      Series B, par value $2.00,
        Issued and outstanding - -0- and 1,000 shares
        in 2000 and 1999, respectively                                                    -                2
      Series F, par value $2,00,
        Issued and outstanding  - 1,000 shares                                            2                2
      Series G, par value $2.00,
        Issued and outstanding - 2,575 and -0-
        in 2000 and 1999, respectively                                                    5                -
      Series H, par value $2.00,
        Issued and outstanding - 1,500 and -0-
        in 2000 and 1999, respectively                                                    3                -
Common stock, par value $.001
    Authorized Shares - 50,000,000
     Issued and outstanding shares - 27,699,943 and
     24,086,450 in 2000 and 1999, respectively                                           27               24
    Additional paid-in-capital                                                       44,540           33,527
    Accumulated deficit                                                             (37,332)         (33,071)
    Notes receivable, related parties                                                     0              (53)
                                                                                    ------------------------
       Total stockholders' equity                                                     8,245            1,431
                                                                                    ------------------------
Total liabilities and stockholders' equity                                          $10,757          $ 2,204
                                                                                    ========================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                       -------------------------------
                                                                          2000                   1999
                                                                       ---------               -------
Revenues:
 Product license                                                       $     132               $   197
 Services                                                                    106                     -
                                                                       -------------------------------
      Total revenues                                                         238                   197

Cost of revenues:
  Product license                                                            260                    89
  Services                                                                   253                     -
                                                                       -------------------------------

      Total cost of revenues                                                 513                    89

      Gross profit                                                          (275)                  108

Operating expenses:
 Research and development                                                     49                     -
 Sales and marketing                                                       1,378                   114
 General and administrative                                                1,159                   501
                                                                       -------------------------------


Total operating expenses                                                   2,586                   615

Total other income                                                            99                    13
Loss from continuing operations, before
  provision for income taxes                                             ($2,762)                 (494)
Income taxes                                                                   -                     -
Loss from continuing operations                                          ($2,762)                 (494)
                                                                       -------------------------------
Discontinued operations
  Income (loss) from operations of
   discontinued Tangent Imaging Systems
   and Technology Resource Centers                                            31                  (671)
                                                                       -------------------------------
Net loss from continuing and discontinued                              $  (2,731)               (1,165)
         Operations
Preferred stock dividends                                                   (110)                 (103)
                                                                       -------------------------------
Net loss applicable to common stockholders                             $  (2,841)              $(1,268)
                                                                       ===============================

Basic and diluted net loss from continuing
  operations applicable to common shares                               $   (0.11)              $  (.03)
Basic and diluted net loss from discontinued
 operations applicable to common shares                                $       -               $  (.03)
                                                                       -------------------------------
                                                                       $   (0.11)              $  (.06)
                                                                       ===============================
Basic and diluted weighted average common
  shares outstanding                                                   27,143,038           21,294,414
                                                                       ===============================

                            See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------------
                                                                         2000                       1999
                                                                       --------                  ----------
Revenues:
 Product license                                                       $     291                    $    198
 Services                                                                    665                           -
                                                                       -------------------------------------

      Total revenues                                                         956                         198

Cost of revenues:
  Product license                                                            328                         117
  Services                                                                 1,017                           -
                                                                       -------------------------------------
      Total cost of revenues                                               1,345                         117

      Gross profit                                                          (389)                         81

Operating expenses:
 Research and development                                                     49                         135
 Sales and marketing                                                       2,144                         357
 General and administrative                                                1,817                         861
                                                                       -------------------------------------

Total operating expenses                                                   4,010                       1,353

Total other income                                                           108                          13
Loss from continuing operations, before
  provision for income taxes                                              (4,291)                     (1,259)

Income taxes                                                                   -                           -
Loss from continuing operations                                           (4,291)                     (1,259)
                                                                       -------------------------------------
Discontinued operations
  Income (loss) from operations of
   discontinued Tangent Imaging Systems
   and Technology Resource Centers                                            30                      (1,538)
                                                                       -------------------------------------
Net loss from continuing and discontinued
         Operations                                                       (4,261)                     (2,797)
Preferred stock dividends                                                   (187)                       (200)
                                                                       -------------------------------------
Net loss applicable to common stockholders                             $  (4,448)                 $   (2,997)
                                                                       =====================================
Basic and diluted net loss from continuing
  operations applicable to common shares                               $   (0.17)                 $     (.07)
Basic and diluted net loss from discontinued
 operations applicable to common shares                                $       -                  $     (.07)
                                                                       $   (0.17)                 $     (.14)
                                                                       =====================================
Basic and diluted weighted average common
  shares outstanding                                                   26,206,413                 20,827,515
                                                                       =====================================

                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                          --------------------------------
                                                                             2000                   1999
                                                                          --------------------------------
Operating Activities
Loss from continuing operations                                            (4,291)                 $(1,259)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                             447                       65
    Changes in operating assets & liabilities
      Accounts and notes receivable, net                                     (243)                      81
      Prepaid expenses and other current assets                               (20)                       9
      Other non current assets                                                  -                      102
      Accounts payable and accrued expenses                                   249                      (50)
      Deferred revenue and Other                                              458                       67
                                                                         ---------------------------------
Net cash used in continuing operating activities                           (3,400)                    (985)
Income (loss) from discontinued operations                                     30                   (1,538)
Adjustments to reconcile income from
  discontinued operations to net cash
  used by discontinued operations:
    Cash flow related to results of
      discontinued operations                                                 205                      926
                                                                          --------------------------------
Net cash provided by(used in) discontinued operations                         235                     (612)
                                                                          --------------------------------
Net cash used in operating activities                                      (3,165)                  (1,597)

Investing activities
Purchase of property and equipment                                           (150)
Purchase of long term investment                                              (44)
Increase in capitalized software development costs                           (771)                    (224)
                                                                          --------------------------------
Net cash used in investing activities                                        (965)                    (224)

Financing activities
Payment of preferred stock dividends                                          (90)                     (71)
Repayments of notes receivable, related parties                                47                     (161)
Repayment of long term obligation                                             (43)
Proceeds from issuance of preferred stock, net                              2,805                    1,925
Proceeds from exercise of common stock
  warrants/options                                                          6,468                      341
                                                                          --------------------------------
Net cash provided by financing activities                                   9,187                    2,034
                                                                          --------------------------------
Net increase in cash and cash equivalents                                   5,057                      213
Cash and cash equivalents, at beginning of year                               893                      798
                                                                          --------------------------------
Cash and cash equivalents, at end of period                               $ 5,950                  $ 1,011
                                                                          ================================



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

The consolidated financial statements included herein for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three and six month period ended June 30, 2000 are not necessarily indicative of the results to be experienced for the year ended December 31, 2000.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1999 annual financial statements on Form 10-K as well as the Company's Form 8-K filed October 4, 1999, as amended November 2, 1999, Form 8-K filed April 25, 2000, as amended June 23, 2000, Form 8-K filed August 7, 2000 and Form S-3 filed April 10, 2000, Form S-3 filed May 23, 2000, as amended June 26, 2000 and Form S-3 filed June 5, 2000 as amended June 28, 2000. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note #2: Discontinued Operations
         -----------------------

As earlier reported in Form 8-K filed on October 4, 1999, as amended, during the third quarter of 1999, the Company's Board of Directors decided to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet-based software products. Accordingly, on July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed.

For all periods presented, these financial statements reflect the results of the Tangent Imaging Systems and Technology Resource Centers as discontinued operations.

Revenues from the discontinued operations were $123 and $884, respectively, for the six months ended June 30, 2000 and 1999 and represented substantially all of the Company's revenues in the 1999 period. The decreased losses from discontinued operations in 2000 periods reflects the substantial completion of discontinued operations.

Note #3: Property and Equipment
         ----------------------

         Property and equipment consists of:

                                                     June 30,         December 31,
                                                       2000              1999
                                                     --------         ------------
                  Machinery & equipment              $  886            $   636
                  Equipment under capital lease          94                 94
                  Furniture  & fixtures                 196                 72
                  Leasehold improvements                 61                  9
                  Purchased software                     90                 76
                                                     ------            -------
                                                      1,327                887
                  Less accumulated
                   depreciation and amortization        628                510
                                                     ------            -------
                                                     $  699            $   377
                                                     ======            =======

                                       8

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #4: Stockholders' Equity
         --------------------


During the second quarter of 2000, there were a total of 127,500 common stock options with exercise prices ranging from $3.13 to $6.00 per share issued to employees and directors of the Company. The exercise prices of these options and warrants approximated the fair market value or more of the common stock at the time of such grants.

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


Note #5: Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

                                                                              Three months ended June 30,
                                                                            -------------------------------
                                                                              2000                    1999
                                                                            ---------                ------
                  Cash paid during period for interest                      $      13                $   20
                                                                            =========                ======
                  Cash expenses incurred relative to
                    Issuance of convertible preferred
                      stock                                                 $     195                $   30
                                                                            =========                ======
                  Non-cash financing activities
                   are as follows:
                    Conversion of debenture interest
                      and preferred stock dividends
                      into common stock                                     $       -                $   48
                                                                            =========                ======
                  Conversion of preferred stock to
                      Common stock                                          $   1,517                $  617
                                                                            =========                ======

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #6: CIMS Purchase
         -------------

In February, 2000, the Company signed an operating agreement with the Acxiom Corporation whereas SEDONA assumed the management of all the operations of the Customer Information Management Systems (CIMS) business unit of Acxiom. Under the terms of the operating agreement, the Company earned revenue based on the gross billings of the unit during the term of the operating agreement. The Company defers the portion of the revenues that relate to maintenance and services to be performed in future periods. Such portion is amortized into revenue as services are performed or in the case of the maintenance contracts, ratably over the life of the maintenance agreement. SEDONA also is responsible for all direct expense associated with the CIMS unit, and is required to reimburse Acxiom for such expenses. During the 1st quarter ended March 31, 2000, the Company recorded revenues of $695, deferred revenue of $59, and incurred expenses of $893 related to the operating agreement.

In April 2000, the Company consummated a transaction to purchase the CIMS business unit for total potential consideration of $4.35 million, $1.3 million (with face value of 1.5 million) paid in preferred stock, $1 million of which will be paid by the third anniversary of the transaction, and the remainder of which will be paid contingent on the future performance of the business unit acquired. In addition, 247,934 five-year warrants valued at $550 with an exercise price of $3.025 per share were issued in connection with this transaction. The series H preferred stock issued as part of the transaction yields 8% and is convertible at the Company's option for the first 33 months of the 36 month life.

The total purchase price of the CIMS acquisition has been allocated to acquired assets based on estimates of their fair values. The purchase price of approximately $2.85 million has been assigned to the assets acquired as follows (in thousands):

Tangible net assets acquired:
     Accounts receivable (net of receivables retained
        by Acxiom)                                        $ 344
     Property, plant, and equipment                         291

     Total fair value of net tangible assets acquired     $ 635
     Estimated direct costs associated with merger          (68)
     Total preliminary allocation of purchase price         567
     Value ascribed to purchase software                  2,283
                                                         ------
                                                         $2,850
                                                         ======

The following pro forma financial information has been developed from SEDONA data and financial statements from the CIMS business unit.

                                             SEDONA       CIMS         ADJUSTMENTS     COMBINED
                                             -----------------         -----------     --------
                                               (historical)
Six months ended June 30, 2000
------------------------------
     Revenue                                 $ 956       $ 559            $(443) (A)      $1,072
     Net Income                            $(4,448)      $(619)           $ 276  (B)     $(4,791)

Six months ended June 30, 1999
------------------------------
    Revenue                                  $ 198     $ 1,503                -           $1,701
    Net Income                             $(2,997)      $(635)               -          $(3,632)


                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #6: CIMS Purchase (Continued)
         -------------

The adjustments to the pro forma combined condensed statements of operations for the year ended December 31, 1999 and for the six months ended June 30, 2000 assume the acquisition occurred as of January 1, 1999 and are as follows (in thousands)


(A) To reflect adjustments from an operating agreement with Acxiom Corporation whereby SEDONA assumed the management of the CIMS business unit in February 2000. These adjustments eliminate intercompany revenue and expenses that were included in the results of the CIMS business unit and SEDONA operations.

(B) To reflect the amortization of approximately $2,283 of purchased software acquired in the acquisition. The purchased software will be amortized ratably over an estimated useful life of 3 years.


Note #7: Recent and Pending Accounting Pronouncements
         --------------------------------------------

During fiscal year 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). The SAB provides examples of how the staff applies the criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2000. The adoption of SAB 101 is not expected to have a significant impact on the Company's results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 ." The Interpretation clarifies guidance for certain issues that arose in the application of APB 25 "Accounting for Stock Issued to Employees", such as repricing of employee stock options and options issued to outside vendors. The company adopted the Interpretation on July 1, 2000.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #8 - Subsequent Event
          ----------------

In August, 2000, the Company entered into a long-term operating lease agreement for office space in King of Prussia, Pennsylvania. Future minimum lease payments under this lease obligation are expected to commence in October, 2000, and consist of the following:

                       Year 1                             $ 496
                       Year 2                               504
                       Year 3                               512
                       Year 4                               521
                       Year 5                               529
                       Thereafter                         1,082
                                                         ------
                        Total minimum lease payments     $3,624
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

The purchase price for the acquired assets included issuance of $1.3 million (with face value of $1.5 million) in preferred stock of the Company yielding an 8% dividend and convertible at the Company's option for the first 33 months of the 36 month life; 247,934 five-year warrants of the Company valued at $550 at an exercise price of $3.025 per share; payment by the Company of a 10% royalty fee on collections of CIMS license fees, such royalties to be not less than $1 million over the three year period following closing; and, assumption of certain liabilities related principally to the service and warranty contracts assigned by Acxiom to the Company.

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

Results of Operations
---------------------

Revenues for the three months and six months ended June 30, 2000 were $238 and $956 respectively, reflecting principally revenues from the CIMS business unit acquired from Acxiom Corporation.

During these period, gross margins were not meaningful reflecting the realignment of the Company's continuing operations. Expenses in continuing operations have increased in the first six months of 2000 compared to the same period in 1999 reflecting principally additional staff and facilities associated with the CIMS unit. Discontinued operations loss decreased in 2000 reflecting substantial disposal of the discontinued operations.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Liquidity and Capital Resources
-------------------------------

At June 30, 2000, cash and cash equivalents increased to $5,950, a $5,057 increase compared to the December 31, 1999 amount of $893. For the six months ended June 30, 2000 the cash flows from operating activities resulted in a net use of cash of $3,165.

This use of cash was primarily due to the operating losses sustained by continuing operations. The cash flows from investing activities during the same period resulted in a use of cash of $965 primarily due to increases in software development costs, purchases of equipment and other investments.

For the six months ended June 30, 2000, the cash flows from financing activities resulted in net cash provided by financing activities of $9,187. The increase in cash provided when compared to the same period a year ago was due principally to greater proceeds on the sale of a new series of preferred stock and by greater proceeds from exercises of options and warrants.

The Company received $6,468 during the first half of 2000 related to option and warrant exercises, resulting in 2,992,850 additional common shares being issued.

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

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders

         Proposal #1
         -----------
         In the Election of Directors to Terms Expiring in 2001:

                                                 FOR              ABSTAIN           TOTAL
                                                 ----------       ---------         ----------
         Laurence L. Osterwise                   23,816,985       1,616,498         25,433,483
         R. Barry Borden                         23,816,685       1,616,798         25,433,483
         Marco A. Emrich                         24,788,638         644,845         25,433,483
         David S. Hirsch                         24,330,222       1,103,261         25,433,483
         Michael A. Mulshine                     25,215,830         217,653         25,433,483
         Jack Pellicci                           25,328,155         105,328         25,433,483
         James C. Sargent                        25,338,555          94,928         25,433,483
         Robert M. Shapiro                       25,311,755         121,728         25,433,483
         James T. Womble                         25,335,655          97,828         25,433,483

         Proposal #2
         ------------
         2000 Incentive Stock Option Plan:

                                                 FOR              WITHHELD          ABSTAIN
                                                 ---------        --------          ---------
                                                 8,366,282         797,120            387,449

         Proposal #3
         -----------
         Tax-Qualified Employee Stock Purchase Plan:

                                                 FOR               WITHHELD         ABSTAIN
                                                 ---               --------         ---------
                                                 8,965,008         323,466            255,097



         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8-K
                  Form 8-K filed April 25, 2000
                  Form 8-K/A filed June 23, 2000
                  Form 8-K filed August 7, 2000

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                  SEDONA CORPORATION



DATE: August 14, 2000             /S/Marco A. Emrich
      -------------------         --------------------------------------
                                  Marco A. Emrich
                                  President and Chief Executive Officer



DATE: August 14, 2000             /S/ William K. Williams
      -------------------         ---------------------------------------
                                  William K. Williams
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)