Form 10-Q
period 2000-09-30
SEDONA CORP
filed 2000-11-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

      455 South Gulph Road, Suite 300, King of Prussia, Pennsylvania 19406
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (484) 679-2200

         649 N. Lewis Road, Limerick, Pennsylvania 19468
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



At September 30, 2000, there were 28,559,786 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                          INDEX
PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                            -----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- September 30, 2000 (Unaudited)
         and December 31, 1999                                                4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended September 30, 2000 and 1999                       5

         Consolidated Statements of Operations -- (Unaudited)
         nine months ended September 30, 2000 and 1999                        6

         Consolidated Statements of Cash Flow -- (Unaudited)
         nine months ended September 30, 2000 and 1999                        7

         Notes to Consolidated Financial Statements -
         September 30, 2000                                                8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12-14


PART II.  OTHER INFORMATION
---------------------------
Item 1 through Item 6.                                                       15

SIGNATURE PAGE                                                               16
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)


                                                           (Unaudited)
                                                           September 30,       December 31,
                                                           2000                1999
                                                           ---------------------------------
Assets
Cash                                                        $  3,462             $    893
Accounts receivable                                              355                 --
Prepaid expenses and other current assets                        306                   91
                                                            -----------------------------
Total current assets                                           4,123                  984

Property and equipment, net of accumulated depreciation
  and amortization                                               760                  377
Software development costs, net                                3,840                  660
Other long term assets                                           455                 --
Net assets/(liabilities) of discontinued operations             --                    183
                                                            -----------------------------

Total assets                                                $  9,178             $  2,204
                                                            =============================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $    614             $    134
  Accrued expenses                                               481                  374
  Dividends payable                                              179                  139
  Deferred revenue                                               477                   24
  Current maturities of long-term debt                            36                   51
                                                            -----------------------------
Total current liabilities                                      1,787                  722
Long term debt, less current maturities                        1,027                   51
                                                            -----------------------------
Total liabilities                                           $  2,814             $    773

Stockholders' equity
  Class A convertible stock
    Authorized Shares - 1,000,000
      Series A, par value $2.00,
        Issued and outstanding - 500,000 shares                1,000                1,000
      Series B, par value $2.00,
        Issued and outstanding - -0- and 1,000 shares
        in 2000 and 1999, respectively                          --                      2
      Series F, par value $2.00,
        Issued and outstanding  - 1,000 shares                     2                    2
      Series G, par value $2.00,
         Issued and outstanding - 2,290 and -0- shares
         in 2000 and 1999, respectively                            5                 --
      Series H, par value $2.00,
        Issued and outstanding - 1,500 and -0- shares
        in 2000 and 1999, respectively                             3                 --
Common stock, par value $.001
    Authorized Shares - 50,000,000
     Issued and outstanding shares - 28,559,786 and
     23,896,450 in 2000 and 1999, respectively                    29                   24
    Additional paid-in-capital                                45,647               33,474
    Accumulated deficit                                      (40,322)             (33,071)
                                                            -----------------------------
       Total stockholders' equity                              6,364                1,431
                                                            -----------------------------
Total liabilities and stockholders' equity                  $  9,178             $  2,204
                                                            =============================




                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                           -----------------------------------
                                                                2000                 1999
                                                           -----------------------------------

Revenues:
 Product license                                           $        176           $         23
 Services                                                           159                   --
                                                           -----------------------------------

      Total revenues                                                335                     23

Cost of revenues:
  Product license                                                   414                    167
  Services                                                          333                   --
                                                           -----------------------------------

      Total cost of revenues                                        747                    167

      Gross profit                                                 (412)                  (144)

Operating expenses:
 Research and development                                            47                    121
 Sales and marketing                                              1,680                    130
 General and administrative                                         915                    551
                                                           -----------------------------------

Total operating expenses                                          2,642                    802

Other income                                                         39                     24
Loss from continuing operations, before
  provision for income taxes                                     (3,015)                  (922)

Income taxes                                                       --                     --
                                                           -----------------------------------
Loss from continuing operations                                  (3,015)                  (922)
Discontinued operations
  Income (loss) from operations of
   discontinued Tangent Imaging Systems
   and Technology Resource Centers                                   25                 (1,450)
                                                           -----------------------------------
Net loss from continuing and discontinued
         operations                                              (2,990)                (2,372)
Preferred stock dividends                                           (99)                  (331)
                                                           -----------------------------------
Net loss applicable to common stockholders                 $     (3,089)          $     (2,703)
                                                           ===================================

Basic and diluted net loss from continuing
  operations applicable to common shares                   $      (0.11)          $      (0.05)
Basic and diluted net loss from discontinued
 operations applicable to common shares                    $       --             $      (0.07)
                                                           -----------------------------------
                                                           $      (0.11)          $      (0.12)
                                                           ===================================
Basic and diluted weighted average common
  shares outstanding                                         28,150,176             22,202,267
                                                           ===================================



                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                               ----------------------------
                                                    2000            1999
                                               ----------------------------

Revenues:
 Product license                               $        467    $        222
 Services                                               825            --
                                               ----------------------------

      Total revenues                                  1,292             222

Cost of revenues:
  Product license                                       655             284
  Services                                            1,438            --
                                               ----------------------------

      Total cost of revenues                          2,093             284

      Gross profit                                     (801)            (62)

Operating expenses:
 Research and development                                96             255
 Sales and marketing                                  3,824             487
 General and administrative                           2,733           1,414
                                               ----------------------------

Total operating expenses                              6,653           2,156

Other income                                            147              37
Loss from continuing operations, before
  provision for income taxes                         (7,307)         (2,181)

Income taxes                                           --              --
                                               ----------------------------
Loss from continuing operations                      (7,307)         (2,181)
Discontinued operations
  Income (loss) from operations of
   discontinued Tangent Imaging Systems
   and Technology Resource Centers                       55          (2,988)
                                               ----------------------------
Net loss from continuing and discontinued
         operations                                  (7,252)         (5,169)
Preferred stock dividends                              (286)           (531)
                                               ----------------------------
Net loss applicable to common stockholders     $     (7,538)   $     (5,700)
                                               ============================

Basic and diluted net loss from continuing
  operations applicable to common shares       $       (.27)   $      (0.13)
Basic and diluted net loss from discontinued
 operations applicable to common shares        $       --             (0.14)
                                               ----------------------------
                                               $       (.27)   $      (0.27)
                                               ============================
Basic and diluted weighted average common
  shares outstanding                             27,724,191      21,290,801
                                               ============================



                             See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -----------------------------
                                                                  2000              1999
                                                             -----------------------------
Operating Activities
Loss from continuing operations                                $ (7,307)          $ (2,181)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                   906                115
    Changes in operating assets & liabilities
      Accounts and notes receivable, net                            (11)               (80)
      Prepaid expenses and other current assets                    (215)               (74)
      Other non current assets                                     (413)                 6
      Accounts payable and accrued expenses                         550               (254)
      Deferred revenue and other                                    453                102
                                                             -----------------------------
Net cash used in continuing operating activities                 (6,037)            (2,366)
Income (loss) from discontinued operations                           55             (2,988)
Adjustments to reconcile income from
  discontinued operations to net cash
  used by discontinued operations:
    Cash flow related to results of
      discontinued operations                                       263              2,701
                                                             -----------------------------
Net cash provided by(used in) discontinued operations               318               (287)
                                                             -----------------------------
Net cash used in operating activities                            (5,719)            (2,653)

Investing activities
Purchase of property and equipment                                 (294)               (34)
Purchase of long term investment                                   (122)              --
Increase in capitalized software development costs               (1,600)               (88)
                                                             -----------------------------
Net cash used in investing activities                            (2,016)              (122)

Financing activities
Payment of preferred stock dividends                               (120)              (553)
Repayments of notes receivable, related parties                      47               --
Repayment of long term obligation                                   (99)               (63)
Proceeds from issuance of preferred stock, net                    2,805              1,970
Repurchase of Series E preferred stock for cash                    --               (2,313)
Proceeds from issuance of common stock                              940              2,366
Proceeds from exercise of common stock
  warrants/options                                                6,731              2,361
                                                             -----------------------------
Net cash provided by financing activities                        10,304              3,768
                                                             -----------------------------
Net increase in cash and cash equivalents                         2,569                993
Cash and cash equivalents, at beginning of year                     893                798
                                                             -----------------------------
Cash and cash equivalents, at end of period                    $  3,462           $  1,791
                                                             =============================

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

The consolidated financial statements included herein for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results to be experienced for the year ended December 31, 2000.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1999 annual financial statements on Form 10-K as well as the Company's Form 8-K filed October 4, 1999, as amended November 2, 1999, Form 8-K filed April 25, 2000, as amended June 23, 2000, Form 8-K filed August 7, 2000, Form 8-K filed August 31, 2000, Form S-3 filed April 10, 2000, Form S-3 filed May 23, 2000, as amended June 26, 2000 and Form S-3 filed June 5, 2000, as amended June 28, 2000. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

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

Revenues from the discontinued operations were $123 and $1,836, respectively, for the nine months ended September 30, 2000 and 1999 and represented substantially all of the Company's revenues in the 1999 period. The decreased losses from discontinued operations in 2000 periods reflects the substantial completion of discontinued operations.

Note #3: Property and Equipment
         ----------------------
         Property and equipment consists of:
                                                 September 30,     December 31,
                                                 2000              1999
                                                 ------------      ------------
                 Computer equipment                 $  946            $  636
                 Equipment under capital lease         152                94
                 Furniture & fixtures                  197                72
                 Leasehold improvements                 62                 9
                 Purchased software                    115                76
                                                    ------            ------
                                                     1,472               887
                 Less accumulated
                 depreciation & amortization           712               510
                                                    ------            ------
                                                    $  760            $  377
                                                    ======            ======

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #4: Stockholders' Equity

On October 23, 2000 the Company sold 952,380 shares of common stock for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of common stock a four year warrant to purchase 95,238 shares of common stock at an exercise price of $1.47 per share. The Company paid a $60 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering. The Company also issued Ladenburg Thalmann a warrant to purchase 66,667 shares of common stock at an exercise price of $1.16 per share.

On August 22, 2000 the Company sold 476,190 shares of common stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of common stock a four year warrant to purchase 47,619 shares of common stock at an exercise price of $2.96 per share. The Company paid a $60 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering. The Company also issued Ladenburg Thalmann a warrant to purchase 33,333 shares of common stock at an exercise price of $2.38 per share.

On May 5, 2000, all of the Class A, Series B Convertible Preferred Stock and accrued dividends of $88 were converted into 473,091 shares of common stock. No additional warrants were issued in connection with the Class A Series B provisions.

On February 28, 2000, the Company closed a $3,000 private placement purchase agreement for the issuance of 3,000 shares of Series G convertible preferred stock. The investors can convert the preferred stock to common stock at the lower of: 1) 130% of the closing bid price of the Company's common stock as of the closing date, or 2) 95% of the low three day average closing bid price of the Company's common stock for the twenty trading days prior to the notice of conversion. The conversion amount shall be the principal amount of the preferred stock being converted, plus a 3% premium accruing from the closing date to the conversion date. In addition, the investors received three-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.04 per share. Mandatory conversion of the preferred stock shall occur on the second anniversary after closing. The Company shall have a right to redeem the Series G preferred stock upon a 30-day written notice.

Note #5: Supplemental Disclosures of Cash Flow Information


                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                 2000                 1999
                                                              ---------            ----------

                  Cash paid during period for interest        $      20            $       28
                                                              =========            ==========
                  Cash expenses incurred relative to
                    Issuance of convertible preferred
                      stock                                   $     195            $       41
                                                              =========            ==========
                  Cash expenses incurred relative to
                    new equity                                $      60            $      --
                                                              =========            ==========
                  Non-cash financing activities
                   are as follows:
                    Conversion of debenture interest
                      and preferred stock dividends
                      into common stock                       $    --              $       48
                                                              =========            ==========
                  Conversion of preferred stock to
                      Common stock                            $   1,806            $      614
                                                              =========            ==========

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #6: CIMS Purchase

In February 2000, the Company signed an operating agreement with the Acxiom Corporation pursuant to which SEDONA assumed the management of all the operations of the Customer Information Management Systems (CIMS) business unit of Acxiom. Under the terms of the operating agreement, the Company earned revenue based on the gross billings of the unit during the term of the operating agreement. The Company defers the portion of the revenues that relate to maintenance and services to be performed in future periods. Such portion is amortized into revenue as services are performed or in the case of the maintenance contracts, ratably over the life of the maintenance agreement. SEDONA also was responsible for all direct expense associated with the CIMS unit, and was required to reimburse Acxiom for such expenses. During the quarter ended March 31, 2000, the Company recorded revenues of $695, deferred revenue of $59, and incurred expenses of $893 related to the operating agreement.

In April 2000, the Company consummated a transaction to purchase the CIMS business unit for total potential consideration of $4,350, $1,300 (with face value of $1,500) of which was paid in preferred stock, $1,000 of which will be paid by the third anniversary of the transaction, and the remainder of which will be paid contingent on the future performance of the business unit acquired. In addition, 247,934 five-year warrants valued at $550 with an exercise price of $3.025 per share were issued in connection with this transaction. The series H preferred stock issued as part of the transaction yields 8% and is convertible at the Company's option for the first 33 months of the 36 month life.

The total purchase price of the CIMS acquisition has been allocated to acquired assets based on estimates of their fair values. The purchase price of approximately $2,918 (including deal costs) has been assigned to the assets acquired as follows (in thousands):

         Accounts receivable (net of certain receivables
             retained by Acxiom)                                  $  344
         Furniture and equipment                                     291
         Capitalized software                                      2,283
                                                                  ------
                                                                  $2,918
                                                                  ======

The following pro forma financial information has been developed from SEDONA data and financial statements from the CIMS business unit.

                                          SEDONA       CIMS       Adjustments     COMBINED
                                          ------       ----       -----------     --------
                                             (historical)
                                          -----------------

Nine months ended September 30, 2000
                   Revenue               $ 1,292    $  559         $  (443)    $ 1,408
                   Net Income            $(7,538)     (619)        $   276     $(7,881)

Nine months ended September 30, 1999
                   Revenue               $   222    $1,963               -     $ 2,185
                   Net Income            $(5,700)   $ (942)              -     $(6,642)

The adjustments to the pro forma combined condensed statements of operations for the year ended December 31, 1999 and for the nine months ended September 30, 2000 assume the acquisition occurred as of January 1, 1999 and are as follows (in thousands):

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

Note #7: Recent and Pending Accounting Pronouncements

During fiscal year 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). The SAB provides examples of how the staff applies the criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, and contingent income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2000. The adoption of SAB 101 is not expected to have a significant impact on the Company's results of operations.

Note #8: Commitments

In August 2000, the Company entered into a long-term operating lease agreement for office space in King of Prussia, Pennsylvania. Future minimum lease payments under this lease obligation are expected to commence in October 2000, and consist of the following:
                            Year 1                                  $  496
                            Year 2                                     504
                            Year 3                                     512
                            Year 4                                     521
                            Year 5                                     529
                            Thereafter                               1,082
                                                                     -----
                               Total minimum lease payments         $3,644
                                                                    ======

In June 2000, the Company signed an agreement with E.piphany, a leading provider of customer interaction software, whereby the Company would integrate E.piphany's campaign management application as a new component of Intarsia(TM), the Company's Internet customer relationship management solution for small and mid-sized financial services companies. In addition to costs related to licensing and integrating the E.piphany product in 2000, starting in 2001 there are future minimum payments regarding expected resales of the E.piphany product as part of Intarsia as follows:

                            Year 1                                  $  450
                            Year 2                                     900
                            Year 3                                   1,500
                                                                     -----
                            Total payments                          $2,850
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

The purchase price for the acquired assets included issuance of $1,300(with face value of $1,500) in preferred stock of the Company yielding an 8% dividend and convertible at the Company's option for the first 33 months of the 36 month life; 247,934 five-year warrants of the Company valued at $550 at an exercise price of $3.025 per share; payment by the Company of a 10% royalty fee on collections of CIMS license fees, such royalties to be not less than $1,000 over the three year period following closing; and assumption of certain liabilities related principally to the service and warranty contracts assigned by Acxiom to the Company.

On February 9, 2000, the Company committed to acquire a 10% equity interest for a total of $140, payable at various times in the future, in Lead Factory, a start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with their customer prospecting. This lead generation and management product will be integrated with SEDONA's visual CRM profiling and CIMS application solutions to provide further value to its customers. To date, $122 has been paid pursuant to the Lead Factory Agreement.

With the realignment of operations completed, the Company is now able to focus all efforts on its business of providing enterprises with Internet-based application solutions that assist marketing and sales organizations to more quickly and precisely identify and visualize new market opportunities and improve sales results and market penetration.

The remainder of management's discussion and analysis of financial condition and results of operations reflects principally the continuing operations of the Company.

Results of Operations

Revenues for the three and nine months ended September 30, 2000 were $335 and $1,292, respectively, reflecting principally revenues from the CIMS business unit acquired from Acxiom Corporation.

During these periods, gross margins were not meaningful reflecting the realignment of the Company's continuing operations. Expenses in continuing operations have increased in the first nine months of 2000 compared to the same period in 1999 reflecting principally additional staff and facilities associated with the CIMS unit. Discontinued operations loss decreased in 2000 reflecting substantial disposal of the discontinued operations.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Liquidity and Capital Resources

At September 30, 2000, cash and cash equivalents increased to $3,462, a $2,569 increase compared to the December 31, 1999 amount of $893. For the nine months ended September 30, 2000, the cash flows from operating activities resulted in a net use of cash of $5,719.

This use of cash was primarily due to the operating losses sustained by continuing operations. The cash flows from investing activities during the same period resulted in a use of cash of $2,016 primarily due to increases in software development costs, purchases of equipment and other investments.

For the nine months ended September 30, 2000, the cash flows from financing activities resulted in net cash provided by financing activities of $10,304. The increase in cash provided when compared to the same period a year ago was due principally to greater proceeds on the sale of a new series of preferred stock and by greater proceeds from exercises of options and warrants.

The Company received $6,731 during the first nine months of 2000 related to option and warrant exercises, resulting in 3,247,848 additional common shares being issued.

On February 28, 2000, the Company closed a $3,000 private placement purchase agreement for the issuance of 3,000 shares of Series G convertible preferred stock. The investors can convert the preferred stock to common stock at the lower of: 1) 130% of the closing bid price of the Company's common stock as of the closing date, or 2) 95% of the low three day average closing bid price of the Company's common stock for the twenty trading days prior to the notice of conversion. The conversion amount shall be the principal amount of the preferred stock being converted, plus a 3% premium accruing from the closing date to the conversion date. In addition, the investors received three-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.04 per share. Mandatory conversion of the preferred stock shall occur on the second anniversary after closing. The Company shall have a right to redeem any portion of the Series G preferred stock upon a 30-day written notice.

On August 22, 2000 the Company sold 476,190 shares of common stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of common stock a four year warrant to purchase 47,619 shares of common stock at an exercise price of $2.96 per share. The Company paid a $60 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering. The Company also issued Ladenburg Thalmann a warrant to purchase 33,333 shares of common stock at an exercise price of $2.38 per share.

On October 23, 2000 the Company sold 952,380 shares of common stock for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of common stock a four year warrant to purchase 95,238 shares of common stock at an exercise price of $1.47 per share. The Company paid a $60 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering. The Company also issued Ladenburg Thalmann a warrant to purchase 66,667 shares of common stock at an exercise price of $1.16 per share.

The Company believes that proceeds from the option and warrant exercises and the stock sales noted above as well as funds generated from operations will be sufficient to meet the Company's working capital requirements for the remainder of 2000.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Inflation

Although there can be no assurance that the Company's business will not be affected by inflation in the future, management believes inflation did not have a material effect on the results of operations or financial condition of the Company during the periods presented herein.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings

                      No actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to be material to the Company's financial condition or results of operations.

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders - None

         Item 5 - Other Information - None

         Item 6 - Exhibits and Reports on Form 8-K
                  Form 8-K filed August 7, 2000
                  Form 8-K filed August 31, 2000

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                           SEDONA CORPORATION



DATE:     November 13, 2000                /S/Marco A. Emrich
     -----------------------               ----------------------------------------------
                                           Marco A. Emrich
                                           President and Chief Executive Officer




DATE:  November 13, 2000                   /S/ William K. Williams
     -------------------                   ----------------------------------------------
                                           William K. Williams
                                           Vice President and Chief Financial Officer
                                           (Principal Financial and Accounting Officer)
