Form 10-K
period 2000-12-31
SEDONA CORP
filed 2001-04-17
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from___to___

Commission file number 0-15864

                               SEDONA CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    95-4091769
----------------------------------                   ----------------------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)


455 South Gulph Road, Suite 300, King of Prussia, PA             19406
-----------------------------------------------------      -----------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code 484-679-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
-------------------------------------------------------------------------------
                                (Title of class)

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

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ system as of April 10, 2001 was $30,977,000.

The number of shares of the registrant's Common Stock issued and outstanding as of April 10, 2001 was 34,048,100 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA Corp.") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
ITEM 1. BUSINESS

General

SEDONA Corporation develops, markets, services and supports enterprise scale Internet Customer Relationship Management (CRM) application solutions that enable small and mid-sized businesses to optimize their return on customer relationships by personalizing the interaction with their customers and thereby ensuring that their sales and marketing efforts are strategically managed towards enhancing their customer acquisition, intimacy, satisfaction and retention capabilities.

SEDONA Corporation made significant additions to its business during 2000 through the acquisition of business and technology focusing on its core application solution strategy. Please refer to Item 7 below for further details.

SEDONA's principal executive offices are located at 455 South Gulph Road, Suite 300, King of Prussia, Pennsylvania, 19406, and the telephone number is (484) 679-2200.

Description of Business and Principal Products

Intarsia

SEDONA's flagship application solution, Intarsia(TM), is a fully integrated and customized CRM application solution priced specifically to bring a comprehensive and seamlessly integrated set of customer relationship management components to small and mid-sized financial services organizations, such as community banks, credit unions, savings and loans, brokerage firms and insurance agencies.

Intarsia enables financial services organizations to create an effective marketing, sales and services environment for customers, partners and suppliers. Intarsia provides financial services organizations with a consolidated view of their customer relationships and enables their customers to have a complete view of the financial services organizations' businesses.

Exploiting the ubiquity of the Internet, SEDONA's Intarsia combines state-of-the-art technologies such as JAVA, personalization, mobile computing, natural language and speech recognition for retrieving customer or prospect data using plain English or voice.

Intarsia's comprehensive set of front office components provides financial services organizations with a robust set of operational, analytical and collaborative functionality necessary to:

o    Integrate the front, back and mobile offices.
o Analyze customer and prospect data in real time enabling them to manage critical business performance such as profitability of customers, households and products and effectiveness of lead generation programs as well as marketing and sales promotions and campaigns.
o Improve coordination and communication between financial services organizations and their customers, greatly enhancing the financial services organizations ability to deliver effective customer care services.

Intarsia seamlessly enhances the financial services organizations' core banking systems customer and prospect data with "live" user demographics, behaviors, interests and preferences information provided by third-party content management suppliers. This enhanced data is then filtered and analyzed to create timely and precise "information-on-demand" or "Smart Content". This Smart Content is used by all of Intarsia's CRM front office components in order to enable organizations to:

o Create "look-a-like" models to identify prospects effectively who share the same characteristics as their best customers, increasing their ability to acquire new customers.
o Identify which are the most profitable customers, households or products in order to improve their up-selling and cross-selling capabilities.
o Develop personalized sales, marketing and services programs aimed at retaining their most profitable customers, and turn unprofitable customers into profitable ones.

Intarsia includes a front-end personalized portal that allows financial service organizations and their employees to create their own customized Web pages (and personalized pages for select customers of the bank) using Intarsia's components, third-party applications, and any other information that they have been authorized to use. All this functionality is available to Intarsia users over a wireline or wireless network using laptops and handheld PCs. With mobile device usage on the rise, this capability will be increasingly critical as users become less tethered to an office location and travel or conduct face-to-face customer meetings outside their offices.

Marketing Solution Services

Introduced in February 2001, SEDONA's innovative marketing solutions services offers customer relationship management consulting services that allow small and mid-sized financial services organizations to outsource strategic marketing programs such as customer retention, customer relationship expansion, new customer acquisition, privacy management (Gramm-Leach-Bliley Act compliance) and CRM strategy consulting. SEDONA offers a menu of services including:

o Regular reporting and analysis of the financial services organization's customer and prospect data and the related profitability of their products, customers, households and operations;
o Recommendations for strategic marketing programs resulting from the data analysis of the financial services organization's strategic initiative(s);
o Implementation and tracking of the actual direct marketing programs selected by the financial services organization using sophisticated campaign management capabilities;
o Customer relationship management consulting to help the financial services organization manage the cultural and process changes inherent in new CRM implementations.

Each focus area includes detailed reporting and analysis to examine the opportunities available to the financial organization to increase customer satisfaction as well as overall company profitability. Based on the information collected, SEDONA also offers services to implement and monitor recommended marketing programs using Intarsia's campaign management software. SEDONA provides these services in conjunction with several best-in-class partners including Acxiom(R) Corporation; CBMS, a direct marketing company; DCMS, a direct mail and database marketing company; and Profit Resources, a consulting firm that specializes in assisting clients to implement and optimize profitability management solutions.

Application Outsourcing

According to TowerGroup, a leading research and advisory firm specializing in the impact and direction of technology in the financial services industry, application outsourcing is emerging as a preferred business model for small and mid-sized businesses seeking to benefit from a full-featured CRM solution because they do not desire to incur the direct and indirect personnel and infrastructure (hardware, software, network and hosting) costs that are required to build and maintain these systems. SEDONA has recognized this trend, and offers Intarsia over the Internet, as an Application Service Provider (ASP). This reduces the cost and time required for small and mid-sized businesses to implement and maintain these comprehensive CRM solutions.

Strategy

SEDONA has tailored its technology, services, marketing and sales strategies to its well-defined first target audience of small to mid-sized financial services organizations. SEDONA's overall business strategy is built upon four major strategic initiatives:

1. Targeting CRM markets with a highly verticalized application and marketing solutions services,

2. Marketing its unique proprietary solution to target markets through multiple sales distribution channels,

3.   Staying in the forefront of CRM technology, and

4.   Achieving profitability.

A key element of the Company's strategy fulfillment is a Center of Excellence which develops cross-trained SEDONA service personnel for optimal effectiveness of its application solution and customer support.

The Company estimates that the market size of opportunities are large and growing at rapid rates as businesses place increasing emphasis on knowledge about their customer base. Having strategically targeted a key segment (there are over 22,000 financial services organizations with less than $10 billion in total assets, according to Thomson Financial, a leading information resource for financial services) of the CRM market (estimated to be a $14 billion market in 2001 with a compound annual growth rate of over 30% for the next three years, according to International Data Corporation, a leading information technology consultant) and designed and priced its CRM application, Intarsia, and marketing solutions services offerings accordingly, SEDONA is moving aggressively in an attempt to capture a major share of the small to mid-sized financial services industry. Through sales distribution channels and innovative marketing programs, SEDONA hopes to garner awareness and market leadership.

Research & Development (In Thousands)

The main strategy of the research and development organization is to provide high-quality, high-value products and support services in a consistent and predictable manner as follows:

1. Promote and cultivate a culture of team-based development. The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia(TM) application solution. Each project team also provides technical assistance to the system integration group.

2. Implement a state-of-the-art software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process. SEDONA has adopted the Base Level Integration Plans software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology breaks the development of sophisticated products into small, pre-defined cycles of 10 weeks (Base Levels) during the delivery process. It also allows the company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.

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

Research and development expenses were $458, $346 and $239, for the years ended December 31, 2000, 1999 and 1998, respectively.

Patents and Copyrights

The Company strongly believes in copyrighting and trademarking its products and servicemarking its services. The company has been awarded or is in the process of applying for a total of 11 copyrights, trademarks and servicemarks.

Sales and Marketing

SEDONA's sales distribution channel strategy has two major components:

1. A direct sales organization, with many years of experience in selling application solutions to the financial services market, dispersed across the United States and Canada in order to serve more effectively existing customers, acquire new accounts and assist our business partners' sales organizations in their sales initiatives.

2. An experienced strategic alliances organization to create aggressively new sales channel capacity, for selling SEDONA's Intarsia and marketing solutions services. This group is responsible for leveraging and expanding OEM (original equipment manufacturer) and VAR (value added resellers) distribution channel partnerships with leading providers of:

          o Enterprise-wide customer relationship management solutions such as IBM, E.piphany and Acxiom Corporation,

          o    Core banking systems such as Jack Henry, Alltel and Fiserv

          o Integration and consulting services for the financial services market such as DataMentors, CBMS, DCMS, Sigma Analytics and Profit Resources.

One step towards building an effective distribution channel and creating market awareness was the December 2000 announcement of the Customer Service Agreement
(CSA) with IBM's Mid-market Banking, Finance, and Securities Group (BFS). Under the terms of the CSA agreement, IBM will market SEDONA's Intarsia to its customers to run on IBM eServer (formerly AS/400) systems at the customer's own site. This agreement followed an announcement earlier in 2000 under which IBM and the Company agreed to engineer Intarsia(TM) to run on an IBM platform that is a widely used information technology environment in the Company's target customer base.

SEDONA's direct sales organization and our business partners' sales groups are responsible for selling SEDONA's application solution, Intarsia, and marketing solutions services to community banks, credit unions, savings and loans, brokerage firms and insurance agencies having a total asset value of $10 billion or less.

The Company is also working with a Massachusetts-based, strategic consulting firm, Japan Entry Corporation to establish a sales and marketing presence in Japan. The Company also plans to pursue similar international relationships in Europe and Latin America.

In order to insure a successful implementation of the Company's sales strategy, SEDONA's marketing organization has developed a comprehensive set of marketing programs and is implementing effective lead generation programs such as telemarketing, competitive trade-in offers, reference rewards, and an overall public relations effort to generate new sales opportunities efficiently and effectively.

Customers

No single customer accounted for more than 10% of sales in 2000.

Backlog

Revenue backlog consists of unfulfilled purchase contracts, service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for maintenance contracts where revenues are recognized ratably over the life of the contract. At the end of 2000, the Company had a revenue backlog of $1,081, substantially all of which will be realized as sales in 2001.

Competition

The CRM market has offerings from providers that focus on sales force automation, call center management, contact management and other components that address certain aspects of the customer relationship. SEDONA's offering is unique in combining comprehensive, real-time data integration and enhancement capability along with visualization of required business information. Further, SEDONA delivers its capabilities on the Internet in a cost effective, usable manner. SEDONA's principal methods of meeting competition are on the basis of service, product functionality and attractive pricing practices.

SEDONA's strategic partnerships, either by integrating SEDONA's capabilities into their solution or for their solution to be integrated into SEDONA's application solution, create an overall remarketing/reselling opportunity for both and strengthen SEDONA's competitive position.

Software Development and Services

The Company produces and services its software products from its headquarters in King of Prussia, Pennsylvania and offices in Minneapolis, Minnesota, and maintains a field service organization that covers all areas of the nation. In addition, SEDONA utilizes outside contract organizations as needed to supplement its internal resources.

Employees

As of December 31, 2000, the Company had 66 full time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices as well as principal facilities for operations at 455 South Gulph Road, Suite 300, King of Prussia, Pennsylvania, 19406. The lease for this facility of 16,500 square feet commenced in November 2000 and extends until 2007. The Company also leases a 6,500 square foot facility in Minneapolis, Minnesota, principally for development and professional services personnel, which commenced in April 2000 and extends through October 2003.

Management believes that the current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS (In Thousands)

In March 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361, principally for alleged termination of contract. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company believes this claim is without merit and is defending its position.

No other actions other than matters involved in the ordinary course of business are currently known by Management and none of these are believed by Management to have potential significance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

The Common Stock is quoted on the NASDAQ SmallCap Market under the symbol
"SDNA."

The following table sets forth the high and low sales prices of the Company's Common Stock as reflected on the NASDAQ SmallCap Market for the periods indicated.

               Common Stock          High Sales Price        Low Sales Price

               1999
               1st Quarter           $     3.13              $ 2.06
               2nd Quarter           $     2.63              $ 1.16
               3rd Quarter           $     3.47              $ 1.25
               4th Quarter           $     3.50              $ 1.34


               Common Stock          High Sales Price        Low Sales Price

               2000
               1st Quarter           $ 10.25$ 2.75
               2nd Quarter           $  7.25$ 2.41
               3rd Quarter           $  3.69$ 1.34
               4th Quarter           $  1.84$ 0.63


               Common Stock          High Sales Price        Low Sales Price

               2001
               1st Quarter           $ 1.94                  $ 0.69

As of April 10, 2001, there were approximately 13,000 Shareholders of record. On April 10, 2001 the last reported sale price of the Company's Common Stock as reported on the NASDAQ System was $.92.

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate payment of cash dividends on its Common Stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands Except Per Share Data)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 2000 and for the four previous years. Pursuant to the realignment of operations discussed in Item 7 below, data in the following table has been adjusted to show operating results for the discontinued operations separately. Balance sheet data in the following tabulation also reflects accounting for discontinued operations.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.


In Thousands Except Per Share Data)

                                                ----------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
Income Statement Data                               2000           1999            1998           1997            1996
Revenue                                           $ 1,787       $   244         $    15        $   260         $   190
Loss from Continuing
 Operations                                       (10,826)       (3,264)         (3,879)        (5,301)         (1,516)
Loss from Discontinued
 Operations                                       (10,682)       (2,973)         (1,633)        (2,216)         (2,754)
Loss from Continuing and
 Discontinued Operations
 before extraordinary item                        (10,682)       (6,237)         (5,512)        (7,517)         (4,270)
Extraordinary item                                      -             -               -           (300)              -
Net Loss                                          (10,682)       (6,237)         (5,512)        (7,817)         (4,270)
Preferred Dividends                                  (889)         (601)         (1,592)          (182)           (220)
Net Loss applicable
 to Common Stockholders                           (11,571)       (6,838)         (7,104)        (7,999)         (4,490)
Net Loss per share applicable
 to Common Stockholders
 before Extraordinary Item                           (.42)      $  (.18)        $  (.28)       $  (.34)        $  (.15)
Extraordinary Item
 per share                                              -       $      -        $     -        $  (.02)        $      -
Basic and Diluted
Net Loss per Common Share
 applicable to continuing
 operations                                          (.42)      $  (.18)        $  (.28)       $  (.36)        $  (.15)
Loss per Common Share
 applicable to discontinued
 operations                                           .01       $  (.13)        $  (.08)       $  (.13)        $  (.24)
Loss per Common Share                                (.42)      $  (.31)        $  (.36)       $  (.49)        $  (.39)
                                                ----------------------------------------------------------------------------
                                                                               AT DECEMBER 31,
                                                ----------------------------------------------------------------------------
Balance Sheet Data:                                 2000           1999            1998           1997            1996
Total Assets                                    $  8,468        $ 2,204         $ 4,435        $ 4,403         $ 2,566
Net Working Capital                                 (989)           262             179            902             749
Long-Term Obligations                              1,025             51             215             59               -
Stockholders' Equity                               3,091        $ 1,431           3,457          3,514           2,556

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

On April 10, 2000, the Company announced that it had acquired the Customer Information Management System (CIMS) business unit from Acxiom Corporation. The CIMS business develops, markets, services and supports CRM systems, focusing principally on financial services markets. As a result of this transaction, SEDONA enhanced the development of its Internet-based CRM strategy by obtaining a comprehensive CRM product suitable for small to mid-sized businesses.

The purchase price for the acquired assets included issuance of $1,300(with face value of $1,500) in Series H preferred stock yielding an 8% dividend and convertible, at the Company's option, for the first 33 months of the preferred stock's 36 month life; five-year warrants to purchase up to 247,934 shares of Common Stock at an exercise price of $3.025 per share; payment by the Company of a 10% royalty fee on collections of CIMS license fees, such royalties to be not less than $1,000 over the three year period following closing; and assumption of certain liabilities related principally to the service and warranty contracts assigned by Acxiom to the Company.

With the realignment of operations completed, the Company is now able to focus all efforts on its business of providing enterprises with Internet-based application solutions that assist marketing and sales organizations to identify and visualize more quickly and precisely new market opportunities that improve sales results and market penetration.

The remainder of Management's discussion and analysis of financial condition and results of operations reflects principally the continuing operations of the Company.

Results of Operations (In Thousands)

Revenues from continuing operations for the years ended December 31, 2000, 1999 and 1998 were $1,787, $244 and $15 respectively.

During the periods reported, gross margins and other data relating to operations were not meaningful as the Financial Statements reflect the realignment of the Company's continuing operations. In 2000, expenses from continuing operations were higher when compared to 1999 and 1998 principally reflecting higher sales and marketing efforts. Also in 2000, general and administrative costs were higher principally due to increased personnel cost as well as significant financial and legal expenses related to the realignment of operations.

On February 9, 2000, the Company committed to acquire a 10% equity interest for a total of $140, payable at various times in the future, in Lead Factory, Inc., a Boston-based start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting. Lead Factory was founded by Ms. Alyssa Dver, who was appointed a Vice President and Chief Marketing Officer of the Company in April 2000. The Lead Factory product has been integrated with SEDONA's Intarsia(TM) and is provided as an additional component or may be sold as a separate application by SEDONA to its customer base. In this regard, the Company signed a license and remarketing agreement with Lead Factory whereby SEDONA was granted a non-exclusive license to use and sell the product in return for royalty payments and support costs reimbursement. No payments have been made to date under this license and remarketing agreement. During 2000, management determined that their investment in Lead Factory was other than temporarily impaired and have therefore recorded a reserve against their investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (In Thousands Except Per Share and Share Data)

At December 31, 2000, cash and cash equivalents increased to $2,189, a $1,296 increase from the December 31, 1999 amount of $893. The above change in cash and cash equivalents are explained in the discussion of cash flows from operating, investing and financing activities.

For the year ended December 31, 2000, the cash flows used in operating activities resulted in a net use of cash of $8,460 compared to the year ended December 31, 1999 amount of $3,439.

The increase in use of cash for operating activities was primarily due to higher operating losses principally as a result of higher sales, marketing and general and administrative expenses.

For the year ended December 31, 2000 the cash flows from investing activities resulted in a net use of cash of $2,599 compared to the year ended December 31, 1999 amount of $433. The use of cash increased $2,166 principally due to increased capitalization of software development costs.

For the year ended December 31, 2000, cash flows from financing activities provided $12,355 compared to the fiscal December 31, 1999 amount of $3,967. The increase in cash from financing activities in 2000 was due principally to the increased warrant and option exercises as well as the sale of Company securities.

The Company received $6,731 during 2000 related to option and warrant exercises, resulting in 3,247,848 additional common shares being issued.

In February 2000, the Company closed a $3,000 private placement by issuing 3,000 shares of Series G convertible preferred stock. The then outstanding Series G convertible preferred stock was redeemed in November 2000 in connection with the issuance of the $3,000 principal amount convertible Debenture discussed below.

In August 2000 the Company sold 476,190 shares of Common Stock to an outside investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 47,619 shares of Common Stock at an exercise price of $2.96 per share. The Company paid a $60 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to purchase 33,333 shares of Common Stock at an exercise price of $2.38 per share.

In October 2000 the Company sold 952,380 shares of Common Stock to an outside investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 95,238 shares of Common Stock at an exercise price of $1.47 per share. The Company paid a $60 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering and issued a warrant to purchase 66,667 shares of Common Stock at an exercise price of $1.16.

On November 22, 2000, the Company closed a $3,000 private placement purchase agreement for the issuance of Debentures convertible into its Common Stock. The net proceeds were approximately $2,320, of which $2,246 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. The Debentures are due and payable 120 days from issuance or, at the Company's request, may be extended for subsequent 30 day periods. The convertible Debentures bear interest quarterly in arrears on the outstanding principal at the rate of 5% per annum. Prior to maturity, the Debentures may be exercised at a strike price of $1.13 per share at any

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

time the Common Stock price exceeds $2.00. In the event that the Debentures are not paid at the time of maturity, the actual purchase price of the convertible Debenture may be converted at the option of the holder at the lesser of $1.41 and 85% of the volume-weighted average price of the Company's Common Stock over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible Debenture, the Company also issued a warrant to the Debenture holders to purchase up to 400,000 shares of Common Stock at an exercise price of $1.37 and a fair value of $472, which was treated as deferred financing costs and additional paid in capital. The Company also issued a warrant to purchase up to 266,667 shares of Company Common Stock at the same exercise price, which will only be exercisable if the convertible Debenture is not paid in full within 120 days of the original issuance.

In December 2000 the Company sold 1,030,928 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 103,092 shares of Common Stock at an exercise price of $1.35 per share. The Company paid a $70 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to purchase 72,165 shares of Common Stock at an exercise price of $1.07 per share.

In January 2001, the Company sold 1,538,462 shares of Common Stock to an outside investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 153,846 shares of Common Stock at an exercise price of $0.91 per share. The Company paid a $70 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering and issued a warrant to purchase 107,692 shares of Common Stock at an exercise price of $0.72.

In April 2001, the Company sold to an outside investor a $500 principal amount note convertible into its Common Stock bearing interest at a rate of 8% per year. Principal and accrued and unpaid interest on the note are due and payable on April 1, 2002. Prior to maturity, the note is convertible, at any time the Company's Common Stock price exceeds $1.00 per share, into a number of shares equal to 95% of the average of the average high and low sales price of a share of the Company's Common Stock on the Nasdaq SmallCap Market (the "Average Daily Price") over the five trading days prior to conversion. After the maturity date, outstanding principal and accrued interest may be converted at the option of the holder at the lesser of (i) 115% of the closing price of a share of the Company's Common Stock on the maturity date and (ii) 95% of the average of the Average Daily Price over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company.

In connection with the issuance of the convertible note, the Company also issued a warrant to the noteholder to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

During the third quarter of 2000, the Company entered into a licensing agreement with ZipFinancial, Inc., a national alliance of community banks, which had selected SEDONA's Intarsia(TM) application solution to expand its online marketing and Internet banking offerings. Receipts under this agreement and certain reimbursements of SEDONA expenses total $85. During the fourth quarter of 2000, the Company entered into an agreement to loan up to $1,000 to ZipFinancial upon ZipFinancial reaching certain sales milestones and committing to meet certain minimum payments pursuant to the licensing agreement. In January 2001, SEDONA lent $475 to ZipFinancial under this agreement, which amount is secured by ZipFinancial's intellectual property. In February 2001, ZipFinancial announced it was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ceasing operations and liquidating its assets. It is unknown what the probability of collection of the $475 from Zip Financial, Inc. is, or the value of any of the collateral and, accordingly, the Company recorded a charge in the first quarter of 2001 to reserve for the entire $475.

The Company believes that the proceeds from these sales of securities, funds generated from operations and/or additional sales of securities will be sufficient to meet the Company's working capital requirements for 2001. The Company has incurred substantial losses from operations of approximately $10,811 and $6,237 during the years ended December 31, 2000 and 1999, respectively. Losses from operations are continuing through 2001 and the Company anticipates that it will require additional financing in 2001, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing.

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
                Not Applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                See Index on F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES
                None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth-certain information regarding the directors, executive officers and key employees of the Company.

Name                          Age     Position
----                          ---     --------

Directors and
Executive Officers

Laurence L. Osterwise         53      Chairman of the Board

R. Barry Borden               61      Vice Chairman of the Board

Marco A. Emrich               48      CEO, President and Director

Michael A. Mulshine           61      Secretary and Director

David S. Hirsch               65      Director

Jack Pellicci                 62      Director

James C. Sargent              85      Director

Robert M. Shapiro             55      Director

James T. Womble               57      Director

William K. Williams           59      Vice President, Chief Financial Officer

Key Employees

Alyssa S. Dver                36      Vice President, Chief Marketing Officer

Michael Crofts                46      Vice President, Sales

Robert Griffin                54      Vice President, Strategic Alliances and
                                      Partnerships

Timothy A. Rimlinger          37      Vice President, Engineering

Jim Henley                    54      Vice President, Professional Services

All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the directors and executive officers have been as follows:

Laurence L. Osterwise was appointed Chairman of the Board in September 1999, after having been Chief Executive Officer, President and a Director of the Company since April 1997. Mr. Osterwise came to the Company in November 1996 as its Chief Operating Officer and President of SEDONA GeoServices, Inc., a subsidiary. Before joining the Company, he was President of the Communications Division of General Instrument Corporation, now a division of Motorola. Prior to joining General Instrument, Mr. Osterwise was with IBM Corporation for 25 years, where he held positions as President of Production Industries, U.S. Vice President and Corporate

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and an MS in Computer Sciences from Syracuse University in 1973.

R. Barry Borden, Vice Chairman of the Board since September 1999, was Chairman from June 1998 to September 1999 and has been a Director of the Company since June 1996. He has founded and managed businesses in the computer hardware and software industry for the past 30 years. He currently serves as President of LMA Group, a management consulting firm he founded in 1984. He also serves as Executive Chairman of TradeAccess Corporation of Boston, MA, a supplier of enterprise software.

From 1997 until 2001, Mr. Borden served as President of Broadbeam Corporation of Princeton, NJ, a supplier of software for wireless data communications. Prior to that he served as Chairman and CEO of Mergent International, a supplier of software for data security on PC desktops and enterprise wide networks. Mr. Borden also serves on the Board of Directors of FASTNET Corporation, an Internet service provider, and AM Communications, a provider of technology for managing and monitoring of broadband systems. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989, he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

Marco A. Emrich has been Chief Executive Officer, President and a Director of the Company since September 1999. He has over 20 years of software industry experience. Most recently, he served as President and CEO of Cambridge-based e-commerce application service provider Empresa Inc. Prior to joining Empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., where he created and launched a web-based application that enables businesses to monitor, manage and report on network-centric or multi-tier distributed business applications. Prior to CenterLine, he held positions as Senior Director of Cincom Systems, Inc.'s Advanced Technology Group and Manager of NAS Information Network Technology Group at Digital Equipment Corporation. Mr. Emrich holds a Bachelor's degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.

Michael A. Mulshine has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. In addition, he is a Director of VASCO Data Security International, Inc., a global provider of enterprise-wide security solutions that support e-business and e-commerce. Mr. Mulshine received a BSEE degree from Newark College of Engineering in 1961.

David S. Hirsch, a Director of the Company since January 1992, retired in 1991 from Schroder & Co., Incorporated and its predecessor firms where he was a principal during the five years preceding his retirement. Mr. Hirsch received a BA degree from Cornell University in 1957 and a MBA degree from Harvard University in 1959.

Jack A. Pellicci, a Director of the Company since October 1996, is Group Vice President of Oracle Service Industries where he leads the Global Business Development Group. He is responsible for generating new business for six industries: Public Sector, Financial Services, Communications, Utilities, Health and Higher Education in over 140 countries. Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open Geospatial Consortium (OGC), a worldwide organization leading the initiative for interoperability of geospatial information and location based services. He serves as a Director on the Boards of the Fairfax County Chamber of Commerce, the United Services Organization (USO) and is a corporate fellow of the National Governors Association. He also serves on the Board of Directors of eShare Communications, a leading provider of electronic Customer Relationship Management (eCRM) collaboration solutions. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology. He is also a member of the Board of Directors of OGETA Services, the Fairfax County Chamber of Commerce and the United Services Organization (USO). He currently serves as a Corporate Fellow for the National Governors Association.

James C. Sargent, a Director of the Company since January 1992, was Counsel to the law firm of Opton, Handler, Gottlieb, Fieler & Katz, and was counsel to Abel Noser Corporation, a member of the New York Stock Exchange. He was previously a partner and counsel to Whitman Breed Abbott & Morgan, LLP, now Winston and Strawn. He was New York Regional Administrator from 1955 to 1956, and Commissioner of the Securities and Exchange Commission from 1956 to 1960.

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

James T. Womble, a Director of the Company since April 1999, has been a Director of Acxiom Corporation since 1975, and is Division Leader of its Services Division. This Division has locations in Conway and Little Rock, Arkansas, Chicago, Atlanta, and Memphis and manages relationships around the world with Acxiom's clients in the credit card, retail banking and retail industries. Prior to joining Acxiom, Mr. Womble worked for IBM as a systems engineer and marketing representative. He holds a degree in civil engineering from the University of Arkansas.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

Alyssa Dver was appointed Vice President and Chief Marketing Officer upon joining the Company in April 2000. Ms. Dver founded Lead Factory, Inc., a Boston-based start-up for web-based lead tracking solutions. Prior to founding Lead Factory, she was Vice President of Marketing and Customer Care for Empresa, Inc., a company delivering electronic commerce solutions for financial services and e-tailing organizations. She previously held senior management positions at CenterLine Software, Cincom Systems and Digital Equipment Corporation. She has a B.S. degree in Economics from The Wharton School, University of Pennsylvania.

Michael Crofts was appointed Vice President of Sales in February 2001 and has more than 14 years of experience in the banking software industry, having joined SEDONA in March 1999. Prior to joining SEDONA, he was Vice President at The John
H. Harland Company, where he sold database marketing software and direct marketing consulting services in the southwest United States and Canada. Mr. Crofts was also Managing Director for Latin America at Olivetti North America, where he restructured and managed a bank branch automation software distribution network throughout Latin America and the Caribbean. He holds a Juris Doctor from Gonzaga University School of Law and a Bachelor of Arts from the University of Idaho.

Robert Griffin joined SEDONA in 1997 and was appointed Vice President of Strategic Alliances and Partnerships in February 2001. In that role, he is responsible for developing and leveraging partnerships, which create new marketing and sales distribution channels for SEDONA's CRM solution. Prior to joining SEDONA, he worked 28 years at IBM Corporation, where he directed a variety of aspects of marketing and sales, including market and brand management, business partner recruiting and support, and field sales management. Mr. Griffin achieved widespread recognition for his work in introducing the first and second generation of AS/400 systems to the worldwide marketplace. Mr. Griffin attended DePaul University and the University of Iowa and majored in Finance and Pre-Law.

Timothy Rimlinger was appointed Vice President of Engineering in July 2000 and is responsible for the design, implementation and delivery of all SEDONA's products. He served as Director of Technology Development since joining the Company in January 1996. Before joining the Company, he was Senior Development Engineer at Lockheed Martin. Prior to that, he was Senior Development Engineer for GE Aerospace. He received his BS degree in Electrical Engineering from Pennsylvania State University and his MS in Electrical Engineering from Villanova University.

Jim Henley was appointed Vice President of Professional Services in October 2000. Mr. Henley is responsible for identifying, partnering, and managing services partner's relationships, which augments and complements SEDONA's services offerings. Mr. Henley has over thirty years of experience in the computer and banking industries and has been directly involved in database implementation, customization, and services bureau operations since 1993. Prior to joining SEDONA, Mr. Henley was Business Unit Leader for the Acxiom Solvitur CIMS. Prior to Acxiom, he was Implementation and Customization Director at DeLuxe MarketWise and Worth Information Treasury Services Corporation. He was also Vice President of Firstar Bank in Cedar Rapids, Iowa. Mr. Henley holds a degree from the Stonier Graduate School of Banking.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 1 and 2 Financial Statements and Schedules.
See "Index to Financial Statements and Schedule" on F-1.

     (b) Reports on Form 8-K
                  April 25, 2000 and amended June 23, 2000
                  August 7, 2000
                  August 31, 2000
                  November 28, 2000

     (c) Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where indicated by footnote, exhibits which have been previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

1.1 Placement Agent Agreement with Ladenburg Thalmann & Co., Inc., dated January 24, 2000 (1) (Exhibit 1.1)

1.2 Amendment dated March 8, 2000 to Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. (1) (Exhibit 1.2)

3.1      Articles of Incorporation (2) (Exhibit 3.1)

3.2      Bylaws (2) (Exhibit 3.2)

3.3      Amendment to Articles of Incorporation (3)

4.1 Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2 Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.3      5% Convertible Debenture due March 22, 2001 (8) (Exhibit 99.3)

4.4*     8% Convertible Note due April 1, 2002

10.1 Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 10.2)

10.2 Form of Warrant to purchase shares of Common Stock of the Company issued to the investors signatory to the Series G Convertible Preferred Stock and Warrants Purchase Agreement (6) (Exhibit 10.4)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

10.3 Series H Convertible Preferred Stock and Warrants Purchase Agreement, dated May 5, 2000, by and between the Company and Acxiom Corporation
         (5) (Exhibit 10.1)

10.4 Warrant to purchase shares of Common Stock of the Company issued to Acxiom Corporation (5) (Exhibit 10.2)

10.5 Asset Purchase and Sale Agreement between Acxiom Corporation and the Company, dated April 9, 2000 (7) (Exhibit 2)

10.6* Stock Purchase Agreement between Roseworth Group Limited and the Company, dated August 22, 2000

10.7* Stock Purchase Warrant issued to Roseworth Group Limited, dated August 22, 2000

10.8*    Warrant issued to Ladenburg Thalmann & Co., Inc., dated August 22, 2000

10.9* Stock Purchase Agreement between Roseworth Group Limited and the Company, dated October 19, 2000

10.10* Stock Purchase Warrant issued to Roseworth Group Limited, dated October 23, 2000

10.11*   Warrant issued to Ladenburg Thalmann & Co., Inc., dated October 23,
         2000

10.12 Convertible Debentures and Warrants Purchase Agreement, dated November 22, 2000 (8) (Exhibit 99.2)

10.13    Commitment Warrant, dated November 22, 2000 (8) (Exhibit 99.4)

10.14    Additional Warrant, dated November 22, 2000 (8) (Exhibit 99.5)

10.15 Warrant issued to Ladenburg Thalmann & Co., Inc., dated November 22, 2000 (8) (Exhibit 99.6)

10.16* Stock Purchase Agreement between Cambois Finance Inc. and the Company, dated December 5, 2000

10.17* Stock Purchase Warrant issued to Cambois Finance Inc., dated December 5, 2000

10.18*   Warrant issued to Ladenburg Thalmann & Co., Inc., dated December 5,
         2000

10.19* Stock Purchase Agreement between AMRO International S.A. and the Company, dated January 23, 2001

10.20* Stock Purchase Warrant issued to AMRO International S.A., dated January 23, 2001

10.21*   Warrant issued to Ladenburg Thalmann & Co., Inc., dated January 23,
         2001

10.22 Lease between Teachers Insurance and Annuity Association and the Company (9) (Exhibit 99.1)

10.23* Finder's Fee Arrangement between Dutchess Advisors, Ltd. and the Company, dated February 1, 2001

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

10.24# SEDONA Corporation 1992 Long Term Incentive Plan (3) (Exhibit 2.1 - Annex E)

10.25#   2000 Incentive Stock Plan (10) (Appendix A)

10.26#   2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27# Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.28*# Employment Agreement, dated January 1, 2000, between the Company and William K. Williams

10.29 Asset Purchase Agreement between Colortrac, Inc. and SEDONA Corporation, dated September 17, 1999 (13) (Exhibit 2.0)

10.30* Shareholder/Investor Relations Compensation Agreement between the Company and Osprey Partners, dated January 3, 1997, with amendments dated January 27, 2000 and December 13, 2000

10.31* Finder's Fee Agreement between the Company and Osprey Partners, dated February 24, 1999

10.32* Disbursement Agreement between the Company and ZipFinancial.com, Inc., dated December 29, 2000

10.33* Promissory Note payable to the Company by ZipFinancial.com, Inc., dated December 29, 2000

10.34* Security Agreement between the Company and ZipFinancial.com, Inc., dated December 29, 2000

10.35*   Warrant issued to Acxiom Corporation dated April 4, 2001

23.1*    Consent of Ernst & Young, LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

*       Filed herewith.
#       Executive Compensation Plans and Arrangements.

(1) Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2) Filed as an Exhibit to the Company's Current report on Form 8-K, dated June 15, 1992.

(3) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(5) Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6) Filed as an Exhibit to the Registration Statement on Form S-3 filed April 10, 2000 (File No. 333-34412).

(7)      Filed as an Exhibit to the Current Report on Form 8-K filed April 24,
         2000.

(8)      Filed as an Exhibit to the Current Report on Form 8-K filed November
         28, 2000.

(9)      Filed as an Exhibit to the Current Report on Form 8-K filed August 31,
         2000.

(10) Filed as an Appendix to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(13)     Filed as an Exhibit to the Current Report on Form 8-K filed October 4,
         1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEDONA CORPORATION

April 17, 2001                          /S/ Marco A. Emrich
----------------                        -------------------------------------
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

Signatures
----------

BY /S/ Laurence L. Osterwise                          Date April 17, 2001
  -----------------------------------------           ---------------------
  Chairman of the Board of Directors

BY /S/ R. Barry Borden                                Date April 17, 2001
  -----------------------------------------           ---------------------
  R. Barry Borden
  Vice Chairman of the Board of Directors

BY /S/ Marco A. Emrich                                Date April 17, 2001
  -----------------------------------------           ---------------------
  Chief Executive Officer and President

BY /S/ William K. Williams                            Date April 17, 2001
  -----------------------------------------           ---------------------
  Chief Financial Officer and Vice President
  Principal Financial and Accounting Officer

BY /S/ Michael A. Mulshine                            Date April 17, 2001
  -----------------------------------------           ---------------------
  Michael A. Mulshine
  Director and Secretary

BY /S/ David S. Hirsch                                Date April 17, 2001
  -----------------------------------------           ---------------------
  David S. Hirsch
  Director

BY /S/ Jack Pellicci                                  Date April 17, 2001
  -----------------------------------------           ---------------------
  Jack Pellicci
  Director

BY /S/ James C. Sargent                               Date April 17, 2001
  -----------------------------------------           ---------------------
  James C. Sargent
  Director

BY /S/ Robert M. Shapiro                              Date April 17, 2001
  -----------------------------------------           ---------------------
  Robert M. Shapiro
  Director

BY /S/ James T. Womble                                Date April 17, 2001
  -----------------------------------------           ---------------------
  James T. Womble
  Director

                   Index to Financial Statements and Schedule





                                    Contents


Report of Independent Auditors.............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of  December 31, 2000 and 1999..............F-3
Consolidated Statements of Operations for each of the
      three years in the period ended December 31, 2000....................F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000....................F-5
Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 2000....................F-9
Notes to Consolidated Financial Statements................................F-11

 All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

                         Report of Independent Auditors


Board of Directors and Stockholders
SEDONA Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and subsidiaries at December 31, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that SEDONA Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses, has negative working capital and anticipates that it will require additional debt and/or equity financing in 2001, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/ Ernst & Young LLP



March 30, 2001
Philadelphia, Pennsylvania

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                     December 31
                                                                                2000            1999
                                                                                ---------------------
Assets
Current assets:
    Cash and cash equivalents                                                   $2,189         $  893
     Restricted cash                                                               105           --
    Accounts receivable, net of allowance for doubtful accounts of $102            566           --
       and $0
    Prepaid expenses and other current assets                                      503             91
                                                                                ---------------------
Total current assets                                                             3,363            984

Property and equipment, net of accumulated depreciation
    and amortization                                                               733            377
Restricted cash                                                                    383           --
Software development costs, net                                                  2,299            660
Purchased software, net                                                          1,660           --
Non-current assets - other                                                          30           --
Net assets of discontinued operations                                             --              183
                                                                                ---------------------
Total non-current assets                                                         5,105          1,220
                                                                                ---------------------
Total assets                                                                     8,468         $2,204
                                                                                =====================

Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                               602            134
     Accrued expenses and other current liabilities                                304            374
    Dividend payable                                                               184            139
    Deferred revenue                                                               562             24
    Current maturities of long-term debt                                            37             51
     Short-term debt - debenture                                                 2,663           --
                                                                                ---------------------
Total current liabilities                                                        4,352            722

Long-term debt, less current maturities                                          1,025             51
                                                                                ---------------------
Total long-term liabilities                                                      1,025             51
                                                                                ---------------------
Total liabilities                                                                5,377            773

Stockholders' equity:
Class A convertible preferred stock
     Authorized shares - 1,000,000 (liquidation preference $3,000 and $5,347)
     Series A, par value $2.00, Issued and outstanding 500,000 shares            1,000          1,000
    Series B, par value $2.00, Issued and outstanding shares - none and
      1,000 in 2000 and 1999, respectively                                          --              2
    Series F, par value $2.00, Issued and outstanding shares - 780 and
      1,000 in 2000 and 1999, respectively                                           2              2
    Series H, par value $2.00, Issued and outstanding shares - 1,500
      and none in 2000 and 1999, respectively                                        3             --

                                   (continued)

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)



(continued)                                                                           December 31
                                                                                2000               1999
                                                                              -------------------------
Common stock, par value $0.001
    Authorized shares - 50,000,000, Issued and outstanding shares -
       31,225,442 and 24,086,450 in 2000 and 1999, respectively                     31               24
    Additional paid-in-capital                                                  45,808           33,527
     Subscription receivable-related party                                           0              (53)
    Accumulated deficit                                                        (43,753)         (33,071)
                                                                              -------------------------
Total stockholders' equity                                                       3,091            1,431
                                                                              -------------------------
Total liabilities and stockholders' equity                                    $  8,468         $  2,204
                                                                              =========================


See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)

                                                                 At December 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   --------------------------------------------
Revenues:
     Product licenses                              $        700    $       --      $       --
     Services                                             1,087             244    $         15
                                                   --------------------------------------------
              Total revenues                              1,787             244              15
Cost of revenues
     Product licenses                                     1,129            --              --
     Services                                             1,767            --              --
                                                   --------------------------------------------
              Total cost of revenues                      2,896             204             387
                                                   --------------------------------------------
Gross profit (loss)                                      (1,109)             40            (372)
Expenses:
   General and administrative                             3,894           2,084           2,447
   Sales and marketing                                    5,258             919             881
   Research and development                                 458             346             239
                                                   --------------------------------------------
                    Total operating expenses              9,610           3,349           3,567
                                                   --------------------------------------------
Income/(loss) from operations                           (10,719)         (3,309)         (3,939)

Other income (expense):
   Interest income                                          245              80             122
   Interest expense                                        (343)            (35)            (53)
   Other                                                     (9)           --                (9)
                                                   --------------------------------------------
Total other income (expense)                       $       (107)             45              60
                                                   --------------------------------------------
Loss from continuing operations before                  (10,826)
  provision for income taxes                             (3,264)         (3,879)
Income taxes                                               --              --              --
                                                   --------------------------------------------
Loss from continuing operations                         (10,826)         (3,264)         (3,879)

Income /(loss) from discontinued operations                 144          (2,973)         (1,633)
                                                   --------------------------------------------
Net loss from continuing and discontinued               (10,682)
   operations                                            (6,237)         (5,512)
Preferred stock dividends                                  (889)           (601)           (419)
Preferred stock issuance charges                           --              --            (1,173)
                                                   --------------------------------------------
Net loss applicable to Common Stockholders              (11,571)   ($     6,838)   ($     7,104)
                                                   ============================================

Basic and diluted net loss per share from
   continuing operations applicable to common              (.42)              $    $      (0.28)
   shares                                                                                 (0.18)
Basic and diluted net loss per share from
    discontinued operations applicable to                  --                 $    $      (0.08)
    common shares                                                                         (0.13)
                                                   --------------------------------------------
                                                           (.42)   $      (0.31)   $      (0.36)
                                                   ============================================
Basic and diluted weighted average common shares
   outstanding                                       27,680,785      22,307,342      19,497,493
                                                   ============================================

See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                  CLASS A PREFERRED
                                                     --------------------------------------------------------------------------

                                                       Stock Series A     Stock Series B     Stock Series D     Stock Series E
                                                      Shares   Amount     Shares   Amount    Shares    Amount   Shares   Amount
                                                     --------------------------------------------------------------------------

Balance, December 31, 1997                            500,00   $ 1,000     $   -       -      2,990  $ 2,990    $    -        -
                                                     --------------------------------------------------------------------------
Stock warrants/options issued for
 consulting services                                        -       -          -       -          -        -         -        -
Issuance of preferred stock                                 -       -          -       -          -        -     5,200    5,200
Conversion of debt into Common Stock                        -       -          -       -          -        -         -        -
Conversion of preferred stock into Common Stock             -       -          -       -     (2,990)  (2,990)     (853)    (853)
Exercise of Common Stock options                            -       -          -       -          -        -         -        -
Exercise of Common Stock warrants                           -       -          -       -          -        -         -        -
Cancellation of Common Stock                                -       -          -       -          -        -         -        -
Expenses incurred related to issuance of preferred
 stock                                                      -       -          -       -          -        -         -        -
Preferred stock dividends                                   -       -          -       -          -        -         -        -
Repayment of notes receivable                               -       -          -       -          -        -         -        -
Net loss, year ended December 31, 1998                      -       -          -       -          -        -         -        -
                                                     --------------------------------------------------------------------------
Balance, December 31, 1998                            500,000   1,000          -       -          -        -     4,347    4,347

Stock warrants/options issued for consulting
 services                                                   -       -          -       -          -        -         -        -
Issuance of preferred stock                                 -       -      1,000       2          -        -         -        -
Redemption on preferred stock with cash                     -       -          -       -          -        -    (2,313)  (2,313)
Conversion of preferred stock into Common Stock             -       -          -       -          -        -    (2,034)  (2,034)
Exercise of Common Stock options                            -       -          -       -          -        -         -        -
Exercise of Common Stock warrants                           -       -          -       -          -        -         -        -
Issuance of Common Stock                                    -       -          -       -          -        -         -        -
Expenses incurred related to issuance of preferred
 stock                                                      -       -          -       -          -        -         -        -
Expenses incurred related to issuance of Common
 Stock                                                      -       -          -       -          -        -         -        -
Preferred stock dividends                                   -       -          -       -          -        -         -        -
Net loss, year ended December 31, 1999                      -       -          -       -          -        -         -        -
                                                     --------------------------------------------------------------------------
Balance, December 31, 1999                            500,000   1,000      1,000       2          -        -         -

Stock warrants/options issued for consulting
services                                                    -       -          -       -          -        -         -        -
Issuance of preferred stock                                 -       -          -       -         -         -         -        -
Redemption of preferred stock with cash                     -       -          -       -         -         -         -        -
Conversion of preferred stock into Common Stock             -       -     (1,000)     (2)       -          -         -        -
Exercise of Common Stock options                            -       -          -       -         -         -         -        -
Exercise of Common Stock warrants                           -       -          -       -         -         -         -        -
Issuance of Common Stock                                    -       -          -       -         -         -         -        -
Expenses incurred related to issuance of preferred
 stock                                                      -       -          -       -          -        -         -        -
Expenses incurred related to issuance of Common
Stock                                                       -       -          -       -          -        -         -        -
Preferred stock dividends                                   -       -          -       -         -         -         -        -
Net loss, year ended December 31, 2000                      -       -          -       -         -         -         -        -
                                                     --------------------------------------------------------------------------
Balance, December 31, 2000                            500,00   $1,000      $   -       -    $    -         -   $     -        -
                                                     ==========================================================================



See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                    CLASS A PREFERRED
                                                               ------------------------------------------------------------
                                                                  Stock Series F      Stock Series G      Stock Series H
                                                                 Shares    Amount    Shares    Amount    Shares   Amount
                                                               ------------------------------------------------------------

Balance, December 31, 1997                                             -        -          -        -          -        -
                                                               ------------------------------------------------------------

Stock warrants/options issued for consulting services                 -         -          -         -         -        -
Issuance of preferred stock                                           -         -          -         -         -        -
Conversion of debt into Common Stock                                  -         -          -         -         -        -
Conversion of preferred stock into Common Stock                       -         -          -         -         -        -
Exercise of Common Stock options                                      -         -          -         -         -        -
Exercise of Common Stock warrants                                     -         -          -         -         -        -
Cancellation of Common Stock                                          -         -          -         -         -        -
Expenses incurred related to issuance of preferred stock              -         -          -         -         -        -
Preferred stock dividends                                             -         -          -         -         -        -
Repayment of notes receivable                                         -         -          -         -         -        -
Net loss, year ended December 31, 1998                                -         -          -         -         -        -
                                                               ------------------------------------------------------------
Balance, December 31, 1998                                            -         -          -         -         -        -

Stock warrants/options issued for consulting services                 -         -          -         -         -        -
Issuance of preferred stock                                       1,000         2
Redemption on preferred stock with cash                               -         -          -         -         -        -
Conversion of preferred stock into Common Stock                       -         -          -         -         -        -
Exercise of Common Stock options                                      -         -          -         -         -        -
Exercise of Common Stock warrants                                     -         -          -         -         -        -
Issuance of Common Stock                                              -         -          -         -         -        -
Expenses incurred related to issuance of preferred stock              -         -          -         -         -        -
Expenses incurred related to issuance of Common Stock
Preferred stock dividends                                             -         -          -         -         -        -
Net loss, year ended December 31, 1999                                -         -          -         -         -        -
                                                               ------------------------------------------------------------
Balance, December 31, 1999                                        1,000         2

Stock warrants/options issued for consulting services                 -         -          -         -         -        -
Issuance of preferred stock                                           -         -      3,000         6     1,500        3
Redemption of preferred stock with cash                               -         -     (1,725)       (4)        -        -
Conversion of preferred stock into Common Stock                    (220)        0               (1,275)(2)     -        -
Exercise of Common Stock options                                      -         -          -         -         -        -
Exercise of Common Stock warrants                                     -         -          -         -         -        -
Issuance of Common Stock                                              -         -          -         -         -        -
Expenses incurred related to issuance of preferred stock              -         -          -         -         -        -
Expenses incurred related to issuance of Common Stock                 -         -          -         -         -        -
Preferred stock dividends                                             -         -          -         -         -        -
Net loss, year ended December 31, 2000                                -         -          -         -         -        -
                                                               ------------------------------------------------------------
Balance, December 31, 2000                                          780        $2    $     -     1,500     $   3        -
                                                               ============================================================

See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                            ------------------------------------------------------------------------
                                                                                           Additional                       Notes
                                                                     Common Stock           Paid-In       Accumulated    Receivable,
                                                                Shares       Amount       Capital         Deficit        Related
                                                                                                                         Parties
                                                            ------------------------------------------------------------------------

 Balance, December 31, 1997                                  18,070,319         18         22,155        (21,322)        (1,327)

 Stock warrants/options issued for consulting services                -          -            149              -              -
 Issuance of preferred stock                                          -          -              -              -              -
 Conversion of debt into Common Stock                           139,246          -            324              -              -
 Conversion of preferred stock into Common Stock              2,198,321          2          3,998              -              -
 Exercise of Common Stock options                                68,333          -             68              -              -
 Exercise of Common Stock warrants                              143,750          -            156              -              -
 Cancellation of Common Stock                                   (15,000)         -              -              -              -
 Expenses incurred related to issuance of preferred stock             -          -           (200)             -              -
 Preferred stock dividends                                            -          -           (419)             -              -
 Repayment of notes receivable                                 (677,180)         -         (1,254)             -          1,274
 Net loss, year ended December 31, 1998                               -          -              -         (5,512)             -
                                                           -------------------------------------------------------------------------
 Balance, December 31, 1998                                  19,927,789         20         24,977        (26,834)           (53)

 Stock warrants/options issued for consulting services                -          -             95              -              -
 Issuance of preferred stock                                          -          -          1,996              -              -
 Redemption on preferred stock with cash                              -          -              -              -              -
 Conversion of preferred stock into Common Stock              1,271,832          1          2,171              -              -
 Exercise of Common Stock options                               181,666          -            146              -              -
 Exercise of Common Stock warrants                            1,441,919          2          2,259              -              -
 Issuance of Common Stock                                     1,263,244          1          2,525              -              -
 Expenses incurred related to issuance of preferred stock             -          -            (30)             -              -
 Expenses incurred related to issuance of Common Stock                -          -            (11)             -
 Preferred stock dividends                                            -          -           (601)             -              -
 Net loss, year ended December 31, 1999                               -          -              -         (6,237)             -
                                                           -------------------------------------------------------------------------
 Balance, December 31, 1999                                  24,086,450         24         33,527        (33,071)           (53)

 Stock warrants/options issued for consulting services               -           -            123              -              -
 Issuance of preferred stock                                         -           -          4,491              -              -
 Warrants issued in conjunction with preferred stock                 -           -            550              -              -
 Discount on preferred stock issuance                                -           -           (200)             -              -
 Warrants issued in conjunction with debenture issue                 -           -            472              -              -
 Redemption of preferred stock with cash                             -           -         (1,725)             -              -
 Conversion of preferred stock into Common Stock              1,431,626          2            139              -              -
 Exercise of Common Stock options                               309,347          -            726              -              -
 Exercise of Common Stock warrants                            2,938,501          3          6,001              -              -
 Issuance of Common Stock                                     2,459,498          2          2,998              -              -
 Expenses incurred related to issuance of preferred stock            -           -           (195)             -              -
 Expenses incurred related to issuance of Common Stock               -           -           (210)             -              -
 Preferred stock dividends                                           -           -           (889)             -              -
 Repayment of notes receivable                                       -           -              -              -             53
 Net loss, year ended December 31, 2000                              -           -              -        (10,811)             -
                                                           ------------------------------------------------------------------------
 Balance, December 31, 2000                                  31,225,442    $    31         45,808     $  (43,882)        $    0
                                                           ========================================================================

See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                      Year ended December 31
                                                              ---------------------------------------
                                                                  2000        1999         1998
                                                              ---------------------------------------
Operating activities
Net loss from continuing operations                             $(10,826)   $ (3,264)   $ (3,879)
Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                1,362         343         177
      Provision for doubtful accounts                                102          --          --
      Increase inventory reserves                                     --          --         297
      Increase impairment reserve for cost investment                140          --          --
      Stock option based compensation                                 --           95        149
      Loss on a disposition of property and equipment, net            --          --          16
      Amortization of deferred financing fees and debt
         discount                                                    316          --          --
      Changes in operating assets and liabilities:
         Restricted cash                                            (488)         --          --
         Accounts receivable                                        (251)          5           4
         Inventories                                                 --           --        (197)
         Prepaid expenses and other current assets                   (94)         48         127
         Other noncurrent assets                                     (30)         --          (2)
         Accounts payable and accrued expenses                       527          77         139
         Deferred revenue and other                                  538        (148)        153
                                                              ---------------------------------------
Net cash used in continuing operating activities                  (8,704)     (2,844)     (3,016)

Net income(loss) from discontinued operations                        144      (2,973)     (1,633)
 Adjustments to reconcile income from discontinued
operations to net cash used by discontinued operations:
     Cash flow related to results of  discontinued operations         --       1,568      (1,064)
     Loss on sale of discontinued operations                          --         235          --
     Other reconciling items                                         100         575         679
                                                              ---------------------------------------
Net cash provided by/(used in) discontinued operations               244        (595)     (2,018)
                                                              ---------------------------------------
Net cash used in operating activities                             (8,460)     (3,439)     (5,034)

Investing activities
Purchase of property and equipment                                  (308)        (31)       (231)
Proceeds from sale of property and equipment                          --          --           7
Proceeds from disposal of certain assets of discontinued
    operations                                                        --         105          --
Increase in equity investment                                       (140)         --          --
Increase in capitalized software development costs                (2,151)       (507)       (333)
                                                              ---------------------------------------
Net cash used in investing activities                             (2,599)       (433)       (557)


                       SEDONA Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                                 (In Thousands)


                                                                           Year ended December 31
                                                              --------------------------------------------
                                                                   2000          1999           1998
                                                              --------------------------------------------
Financing activities
Payment of preferred stock dividends                                (180)        (583)           (135)
Repayments of notes receivable, related parties                       53            -              29
Repayments in long-term obligations                                  (98)         (29)            (40)
Proceeds from issuance of preferred stock, net                     2,805        1,970           5,000
Repurchase of preferred stock for cash                            (2,246)      (2,313)              -
Proceeds from the issuance of Common Stock, net                    2,790        2,515               -
Proceeds from exercise of Common Stock warrants/options            6,731        2,407             225
Proceeds from issuance of short-term debenture                     2,500            -               -
                                                              --------------------------------------------
Net cash provided by financing activities                         12,355        3,967           5,079
                                                              --------------------------------------------
Net increase (decrease) in cash and cash equivalents               1,296           95            (512)
Cash and cash equivalents, beginning of year                         893          798           1,310
                                                              --------------------------------------------
Cash and cash equivalents, end of year                        $    2,189     $    893          $  798
                                                              ============================================

See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)

                  Years ended December 31, 2000, 1999 and 1998

1. Accounting Policies

Description of Business

SEDONA Corporation develops, markets, services and supports enterprise scale Internet Customer Relationship Management (CRM) application solutions that enable small and mid-sized businesses to optimize their return on customer relationships by personalizing the interaction with their customers and thereby ensuring that their sales and marketing efforts are strategically managed towards enhancing their customer acquisition, intimacy, satisfaction and retention capabilities.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses from operations of approximately $10,682 and $6,237 during the years ended December 31, 2000 and 1999, respectively. Losses from operations are continuing through 2001 and the Company anticipates that it will require additional financing in 2001, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries, SEDONA(R)GeoServices, Inc., Tangent Imaging Systems and Technology Resource CentersSM, Inc. During 1999 the Company discontinued and subsequently sold the operations related to Tangent Imaging Systems, Inc. and Technology Resource Centers, Inc., two wholly-owned subsidiaries. The financial condition and results from operations of these entities are reflected in the financial statements as discontinued operations for all years presented. See
Note 2. All significant intercompany accounts and transactions have been eliminated.

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

Software Development and Purchased Software Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

1.        Accounting Policies (continued)

the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs.

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.

During 2000 and 1999, the Company capitalized $2,151 and $507 of software development costs related to the Company's business geographics software. During 2000 and 1999, this software became available for sale. Additionally, the Company purchased $2.2 million of software in the CMS transaction and of other developmental licenses. During 2000, 1999 and 1998, $1,066, $166, and $18 was charged to expense relating to amortization of software development costs.

Revenue Recognition

Revenue from the sale of software licenses are recognized upon shipment of software when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from royalty agreements are recorded when earned. Revenue from services are recognized as the services are performed. Revenues from application service provider (ASP) and maintenance agreements are recognized ratably over the life of the related contract.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

1.       Accounting Policies (continued)

convertible securities. As the Company incurred losses in 2000, 1999 and 1998 the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

Stock-Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 7 includes the required disclosures and pro-forma information provided under FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying Common Stock at the date of grant, no compensation expense is recognized.

Impact of Recent Accounting Pronouncements

During fiscal year 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). The SAB provides examples of how the staff applies the criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, and contingent income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a significant impact on the Company's results of operations.

2. Discontinued Operations

The Company's Board of Directors decided in July, 1999 to sell the two divisions of the Company which were not part of its realigned strategy of focusing on the development of its Internet application solutions business. In connection with this decision, the Company recorded $719 in charges and reserves primarily for inventory, receivables and severance. In the third quarter 1999, the Company completed the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. for a $35 note receivable

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

2. Discontinued Operations (continued)

and the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed for consideration of $105 in cash and assumption of $61 in liabilities. These transactions resulted in an additional loss of $235.

Revenues from the discontinued operations were $144, $2,567 and $6,162 respectively, for the years ended December 31, 2000, 1999 and 1998. Income/(Losses) for 2000, 1999, and 1998 were $144, $(2,973), and $(1,633)
respectively.

3. Property and Equipment

Property and equipment in continuing operations consist of the following:

                                                              December 31
                                                             2000        1999
                                                         ----------------------
       Machinery and equipment                           $  1,004    $    636
       Equipment under capital lease                          152          94
       Furniture and fixtures                                 199          72
       Leasehold improvements                                  64           9
       Purchased software for internal use                    120          76
                                                         ----------------------
                                                            1,539         887
       Less accumulated depreciation and amortization         806         510
                                                         ----------------------
                                                         $    733    $    377
                                                         ======================

Depreciation and amortization expense related to property and equipment and equipment under capital lease was $296 in 2000, $177 in 1999, and $155 in 1998.

4. Long-Term Debt

Long-term debt consists of obligations with original maturities of one year or more, as follows:

                                                            December 31
                                                        2000           1999
                                                     -------------------------
       Note payable - CIMS acquisition  (Note 14)    $     961       $     -
       Capital lease obligations (Note 11)                 101            69
       Other                                                 -            33
                                                     -------------------------
                                                         1,062           102
       Less current maturities                              37            51
                                                     -------------------------
       Long-term debt                                 $  1,025       $    51
                                                     =========================

Contractual maturities of the long-term debt are as follows: 2001 - $37; 2002 - $36; 2003 - $988; 2004 - $1; thereafter $0.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

5. Convertible Debentures

On November 22, 2000, the Company issued a $3,000 private placement Debenture convertible into its Common Stock. The net proceeds were approximately $2,320, of which $2,246 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. The Debentures are due and payable 120 days from issuance or, at the Company's request, may be extended for subsequent 30 day periods. The convertible Debentures bear interest quarterly in arrears on the outstanding principal at the rate of 5% per annum. Prior to maturity, the Debentures may be exercised at a strike price of $1.13 per share at any time the Common Stock price exceeds $2.00. In the event that the Debentures are not paid at the time of maturity, the actual purchase price of the convertible Debenture may be converted at the option of the holder at the lesser of $1.41 or 85% of the volume-weighted average price of the Company's Common Stock over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible Debenture, the Company also issued a warrant to the Debenture holders to purchase up to 400,000 shares of Common Stock at an exercise price of $1.37 and a fair value of $472, which was recorded as deferred financing costs. The Company also issued a warrant to purchase an additional 266,667 shares of Company Common Stock at the same exercise price, which will only be exercisable if the convertible Debenture is not paid in full within 120 days of the original issuance. The Company also issued a warrant to purchase 167,576 shares of Common Stock at an exercise price of $1.13 to the placement agent for this transaction. The aggregate discount and debt issuance costs of $972 is being accreted into interest expense over the 120 day life of the Debentures. At December 31, 2000, $316 has been recognized as interest expense.

On March 22, 2001, the Company obtained an extension until April 22, 2001, related to this Convertible Debenture.

6. Stockholders' Equity

Class A Convertible Preferred Stock

Series A, B, D, E, F, G and H

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

During 2000, all 1,000 shares of Class A Series B convertible preferred stock and the related accrued dividends of $88 were converted into 473,091 shares of Common Stock.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


6. Stockholders' Equity (continued)

During 1998, the remaining 2,990 shares of Class A Series D convertible preferred stock and the related accrued dividends payable of $133 were converted into 1,672,267 of Common Stock.

During 1999, all remaining 4,347 shares of Class A Series E convertible preferred stock and the related accrued dividends were redeemed for cash or converted into shares of Common Stock. Of the total remaining shares, 2,034 and related accrued dividends payable of $139 were converted to 1,271,832 shares of Common Stock. In total, cash of $2,776 was utilized to redeem the final remaining 2,313 shares of Class A Series E convertible preferred shares and pay $463 in accrued dividend and redemption premium regarding the retirement.

On May 24, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares of Class A Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to Common Stock at the lower of: 1) $1.41 (the "Closing Price"), or 2) 100% of the Common Stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing using the conversion terms referenced above. During 2000, 220 shares of Class A Series F convertible preferred stock and the related accrued dividends payable of $24 were converted into 172,500 shares of Common Stock.

In February 2000, the Company closed a $3,000 private placement by issuing 3,000 shares of Series G convertible preferred stock. The then outstanding Series G convertible preferred stock was redeemed in November 2000 in connection with the issuance of the $3,000 principal amount Convertible Debenture.

During the remainder of 2000, all of the Class A Series G convertible preferred stock shares and the related accrued dividends were redeemed for cash or converted into shares of Common Stock. Of the total remaining shares, 1,275 and related accrued dividends payable of $40 were converted to 786,035 shares of Common Stock. In total, cash proceeds from the Debenture issue (Note 5 above) of $2,246 were utilized to redeem the final remaining 1,725 shares of Class A Series G convertible preferred shares and pay $519 in accrued dividends and redemption premium.

In conjunction with the CIMS acquisition transaction completed in April 2000 (see Note 14 below), 1,500 shares of Class A Series H preferred stock with a face value of $1,500 (book value $1,300) were issued as part of the transaction consideration. The series H preferred stock yields 8% in semi-annual cash dividends and is convertible at the Company's option for the first 33 months of its 36 month life.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

Common Equity

On August 22, 2000 the Company sold 476,190 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 47,619 shares of Common Stock at an exercise price of $2.96 per share. The Company paid a $60 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to purchase 33,333 shares of Common Stock at an exercise price of $2.38 per share.

On October 23, 2000 the Company sold 952,380 shares of Common Stock for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 95,238 shares of Common Stock at an exercise price of $1.47 per share. The Company paid a $60 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering and issued a warrant to purchase 66,667 shares of Common Stock at an exercise price of $1.16 per share.

On December 5, 2000 the Company sold 1,030,928 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 103,092 shares of Common Stock at an exercise price of $1.35 per share. The Company paid a $90 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to purchase 72,165 shares of Common Stock at an exercise price of $1.07 per share.

7. Stock Options and Warrants

Long-Term Incentive Plans

During 1992, the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted Common Stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's stockholders. The shares, which were related to the unexercised or undistributed portion of any terminated, expired or forfeited award, will also be made available for distribution in connection with future grants under the Plan. During 1997, the Plan was amended to increase the number of options available for future grants to 3,000,000. The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002. At December 31, 2000, 1999 and 1998, there were -0- , 90,190 and 939,251 options available for future grant.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants  (continued)

During 2000, the stockholders of the Company approved the 2000 Incentive Stock Option Plan (the "2000 Plan"). This plan has replaced the 1992 Long-Term Incentive Plan (the "1992 Plan) under which no further options will be issued. Significant changes in the 2000 Plan when compared to the 1992 Plan include; reserving 15% of the outstanding shares for awards that may be outstanding at any one time, rather than the 3 million shares currently set aside for issuance throughout the life of the 1992 Plan; authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees.

Options outstanding under the Long-Term Incentive Plan have been granted to officers, directors, employees, and others and expire between November 2001 and November 2010. All options were granted at or above the fair market value on the grant date.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

 Transactions under this Plan were as follows:

                                                                         Weighted Average
                                                            Shares        Exercise Price
                                                      --------------------------------------
Outstanding at December 31, 1997                           1,642,359     $      2.57
Canceled or expired                                         (422,000)           2.94
Granted                                                      445,250            2.22
Exercised                                                    (68,333)           1.00
                                                      --------------------------------------

Outstanding at December 31, 1998                           1,597,276       $    2.44
Canceled or expired                                         (335,939)           2.46
Granted                                                    1,085,000            1.71
Exercised                                                   (181,666)            .80
                                                      --------------------------------------


Outstanding at December 31, 1999                           2,164,671       $     2.19
Canceled or expired                                         (165,499)           2.75
Granted                                                      807,000            3.58
Exercised                                                   (309,347)           2.58
                                                      --------------------------------------
Outstanding at December 31, 2000                           2,496,825      $     2.59
                                                      ======================================

                                                         Exercise Price     Weighted Average
                                         Options         Range Per Share     Exercise Price
                                    ------------------ -------------------- ------------------
Exercisable at year-end
1998                                       1,003,944      $0.47 to $4.00      $     2.36
1999                                       1,051,089      $1.00 to $4.00      $     2.61
2000                                       1,143,381      $1.16 to $9.13      $     2.66


The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                 Ranges                              Total
                                          ------------------------------------------------------------------------
Range of exercise prices                  $1.16 to $2.00     $2.06 to $3.00    $3.13 to $9.13   $1.16 to $9.13
                                          ------------------------------------------------------------------------
Options outstanding                              927,750          706,000           863,075        2,496,825
Weighted average remaining contractual               8.6              7.7               8.8              8.5
    life (years)
Weighted average exercise price                    $1.52            $2.53             $3.81            $2.59
Exercisable                                      304,110          454,689           384,542        1,143,381
Weighted average exercise price                   $1.61             $2.63             $3.51            $2.66
                                          ------------------------------------------------------------------------


                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

Warrants

Warrants outstanding have been granted to officers, directors, stockholders and others to purchase Common Stock at prices ranging from $1.16 to $5.04 per share and expiring between March 2001 and November 2009. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

                                                                         Weighted Average
                                                            Shares        Exercise Price
                                                      --------------------------------------
Outstanding at December 31, 1997                            6,348,337     $     3.22
Canceled or expired                                           (24,500)          2.00
Granted                                                     3,691,332           2.88
Exercised                                                    (187,500)          1.07
                                                      --------------------------------------

Outstanding at December 31, 1998                           9,827,669      $     3.11
Canceled or expired                                       (1,225,936)           3.36
Granted                                                    2,322,872            2.20
Exercised                                                 (1,395,169)           1.59
                                                      --------------------------------------


Outstanding at December 31, 1999                           9,529,436      $     2.58
Canceled or expired                                         (470,377)           1.74
Granted                                                      524,122            3.08
Exercised                                                 (2,938,501)           2.04
                                                      --------------------------------------
Outstanding at December 31, 2000                           6,644,680      $     2.94
                                                      ======================================

                                                                                 Weighted
                                                          Exercise Price         Average
                                        Warrant Shares    Range Per Share      Exercise Price
                                    ------------------- -------------------- -----------------

Exercisable at year-end
1998                                       7,308,457     $0.38 to $4.00             $3.23
1999                                       7,673,072     $1.00 to $4.00             $2.78
2000                                       5,713,757     $1.16  to $5.04            $3.02

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

During 2000, 1999 and 1998, 0, 85,000, and 387,000 warrants, respectively, were issued to non-employees for certain consulting services, and in some instances, had contingent vesting provisions based on achievement of certain performance services levels. The 2000, 1999 and 1998 statements of operations reflects charges of $36, $95, and $149, respectively, for those non-employee stock warrants and options where such service levels were performed.

During 2000, 1999 and 1998, 0, 668,888 and 550,000 warrants, respectively, were issued to employees in lieu of compensation. These warrants were issued at exercise prices at or above fair market value at the date of grant and therefore there were no charges to earnings.

The following table summarizes information about stock warrants outstanding at December 31, 2000:

                                                                 Ranges                                Total
                                         --------------------------------------------------------------------------

   Range of exercise prices               $1.16 to $2.00     $2.03 to $3.00   $3.03 to $5.04      $1.16 to $5.04
   Outstanding                                   538,738          3,609,997        2,495,945           6,644,680
   Weighted average remaining                        7.2                4.9              2.3                 3.7
       contractual life (years)
   Weighted average exercise price                 $1.77              $2.46            $3.88               $2.94
   Exercisable                                   528,738          2,779,897        2,405,122           5,713,757
   Weighted average exercise price                 $1.77              $2.52            $3.88               $3.02

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividends paid for all years; expected volatility of 35% for year 1998; 93% for 1999; 93% for 2000; risk-free interest rates range from 5.25% to 7.81%; and expected lives range from 1.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

                                            Year ended December 31
                                   2000              1999             1998
                             ------------------------------------------------
Stock options                    $   3.19          $    1.54        $    .98
Warrants                         $   n/a           $    1.01        $    .94

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

In accordance with SFAS 123, the estimated fair value of the Company's options and warrants is amortized over the vesting period. Had this expense been charged to operations, the Company's pro-forma net loss and net loss per common share would have been as follows:

                                              Year ended December 31
                                     2000             1999           1998
                                ----------------------------------------------
Net loss
    As reported                   $   (10,682)    $   (6,237)    $   (5,512)
    Pro forma                     $   ( 1,707)    $   (7,328)    $   (6,326)
Net loss applicable to
    common shares
    As reported                   $      (.42)    $     (.31)    $     (.36)
    Pro forma                     $      (.44)    $     (.36)    $     (.41)


Options to Directors and Officers

Included in the options and warrants granted above are the following:

During 2000, 117,500 options of the Company's Common Stock were granted to certain officers and directors of the Company for services. These options were issued at or above the fair market value of the Common Stock on the grant date at an exercise price of $3.16 per share, expiring on January 3, 2010. As of December 31, 2000, none of these options was exercised.

During 1999, 1,598,888 options and warrants of the Company's Common Stock were granted to directors of the Company for services. The options and warrants were issued at or above the fair market value of the Common Stock on the grant date at exercise prices ranging between $1.31 and $2.59 per share, expiring through November 19, 2009. As of December 31, 2000, none of these options or warrants was exercised.

During 1998, 877,250 options and warrants of the Company's Common Stock were granted to directors of the Company for services. The options and warrants were issued with exercise prices ranging between $1.16 and $3.36 per share, expiring through December 16, 2008. The options and warrants were issued at the fair market value of the Common Stock or warrants on the grant date. As of December 31, 2000, 20,000 of these options or warrants were exercised.

Shares reserved for future issuance of Common Stock approximate 14,200,000.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

8. Contingencies

In March 1998, an action was commenced in the Court of Common Pleas of Montgomery County, PA, against the Company by a former employee, seeking damages of $361, principally for alleged termination of contract. This plaintiff asserts this sum represents the excess of market value over the exercise price of unvested warrants held by the plaintiff which the plaintiff asserts should have been vested and thereby available for exercise and sale. The Company believes this claim is without merit and is defending its position. Accordingly, no provision has been made in the accompanying financial statements.

9. Related Party Transactions

The Company incurred consulting and commission fees, and out-of-pocket expenses of $42, $11, and $27, for the years ended December 31, 2000, 1999, and 1998, respectively, to a company whose president is a director of the Company.

On February 9, 2000, the Company committed to acquire a 10% equity interest for a total of $140, of which $122 has been advanced, payable at various times in the future in Lead Factory, Inc., a Boston-based start-up company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting. Lead Factory was founded by the Chief Marketing Officer of the Company in April 2000. The Lead Factory product has been integrated with SEDONA's Intarsia(TM) and is provided as an additional component or may be sold as a separate application by SEDONA to its customer base. In this regard, the Company signed a license and remarketing agreement with Lead Factory whereby SEDONA was granted a non-exclusive license to use and sell the product in return for royalty payments and support costs reimbursement. No payments have been made to date under this license and remarketing agreement. During 2000, management determined that their investment in Lead Factory required an impairment reserve of $122.

10. Profit Sharing Plan

Prior to 1999, certain operations that have subsequently been discontinued had a qualified profit sharing 401(k) plan (the Plan) available to all eligible employees. Contributions to the 401(k) portion of the Plan were matched by the Company equal to 100% of voluntary contributions by individual participants, limited to 3% of the individual participant's annual pay. Annual profit sharing contributions to the Plan were made at the discretion of the Board of Directors. The total amount charged to discontinued operations under the plan was $0, $0 and $38 for the years ended December 2000, 1999, and 1998, respectively.

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

The Company leases certain and office equipment under various noncancelable operating and capital lease arrangements which expire from 2000 to 2007. In August 2000, the Company entered into a long-term operating lease agreement commencing in October 2000, for office space in King of Prussia, Pennsylvania. In April 2000, the Company entered into a long-term operating lease agreement in Bloomington, Minnesota. Future minimum lease payments under these lease obligations consist of the following:

                 2001                                        $    583
                 2002                                             594
                 2003                                             577
                 2004                                             536
                 2005                                             531
                 Thereafter                                       949
                                                        -------------
                 Total minimum lease payments                 $ 3,770
                                                        =============

The terms of the lease agreement require the Company to maintain a letter of credit agreement with a financial institution as a security deposit on the leased property for the entire term of the lease agreement. The Company has fully funded this letter of credit and has recorded restricted cash of $488, which represents the cash on deposit at the financial institution as of December 31, 2000. The agreement allows for annual reductions of the letter of credit requirement. The amount that will be reduced within one year has been classified as a current asset.

Future minimum lease payments under capital and operating lease obligations consist of the following:

Year ending December 31:                                           Capital
                                                              ------------
                               2001                                  $ 51
                               2002                                    44
                               2003                                    29
                               2004                                     1
Total minimum lease payments                                          125
                                                              ------------
Less amount representing interest                                     (24)
                                                              ------------
Present value of net minimum capital lease payments                  $101
                                                              ============

Gross payments made under capital and operating lease obligations for 2000 and 1999 were $333 and $276, respectively.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

11. Commitments (continued)

In June 2000, the company signed an agreement with E.piphany, a provider of customer interaction software, whereby the company would integrate E.piphany's campaign management application as a new component of Intarsia(TM), the Company's Internet customer relationship management solution for small and mid-sized financial services companies. Starting in 2001 there are future minimum royalty payments required to be paid to E.piphany related to expected resales of the E.piphany product, as follows:

                       2001                                       $    450
                       2002                                            900
                       2003                                          1,500
                                                             -------------
                       Total                                       $ 2,850
                                                             =============

These payments will begin to be expensed ratably starting January 2001 through the end of the contract term.

12. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000.

At December 31, 2000 and 1999 the Company had a recorded deferred tax asset of $15.6 million and $10.9 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

At December 31, 2000 and 1999, the Company had approximately $40.3 million and $29.8 million, respectively, in federal net operating loss carryforwards that expire in various years beginning in 2001 through 2020. Additionally, the Company has approximately $26.2 million and $15.4 million, respectively, of state net operating loss carryforwards that expire in various years beginning in 2005 through 2010.

The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

13. Supplemental Disclosures of Cash Flow Information

                                                                              Year ended December 31
                                                                         2000         1999                  1998
                                                               -----------------------------------------------------

         Cash paid during the year for interest                    $       27    $         35       $         53
         Cash expenses incurred relative to issuance of stock
                                                                          405              41                200
         Noncash investing and financing activities are as follows:
                Conversion of preferred stock dividends into
                  Common Stock                                            139             138                158
                  Conversion of preferred stock to Common
                  Stock                                                 1,499           2,034              2,990
                Dividends payable offset against
                  notes receivable - related party                          -               -                 45
                Fixed asset purchases through assumption of
                  capital lease obligation                                 58              58                  -

14. CIMS Purchase

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350, $1,300 (with face value of $1,500) of which was paid in preferred stock, $1,000 of which will be paid by the third anniversary of the transaction, and the remainder of which will be paid contingent on the future performance of the business unit acquired. In addition, 247,934 five-year warrants valued at $550 with an exercise price of $3.025 per share were issued in connection with this transaction. The series H preferred stock issued as part of the transaction yields 8% and is convertible at the Company's option for the first 33 months of the 36 month life.

In February 2000, the Company signed an operating agreement with the Acxiom Corporation pursuant to which SEDONA assumed the management of all the operations of the CIMS business unit. Under the terms of the operating agreement, the Company earned revenue based on the gross billings of the unit during the term of the operating agreement. The Company deferred the portion of the revenues that relate to maintenance and services to be performed in future periods. Such portion is amortized into revenue as services are performed or in the case of the maintenance contracts, ratably over the life of the maintenance agreement. SEDONA also was responsible for all direct expenses associated with the CIMS unit, and was required to reimburse Acxiom for such expenses. During the quarter ended March 31, 2000, the Company recorded revenues of $695, deferred revenue of $59, and incurred expenses of $893 related to the operating agreement.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

14. CIMS Purchase (continued)

The total purchase price of the CIMS acquisition has been allocated to acquired assets based on estimates of their fair values. The purchase price of approximately $2,850 has been assigned to the assets acquired as follows (in thousands):

              Accounts receivable (net of certain
                     receivables retained by Acxiom)             $  344
              Furniture and equipment                               291
                                                                     -
              Capitalized software                                2,215
                                                                  -----
                                                                 $2,850

The following pro forma financial information has been developed from SEDONA data and financial statements from the CIMS business unit.

                                                SEDONA        CIMS        Adjustments        Combined
                                                ------------------        -----------        --------
                                                    (historical)

Twelve months ended December 31, 2000
       Revenue                                 $   1,787     $    559     $  (443)(A)       $   1,903
       Net Income                              $ (11,700)        (619)    $   276 (A)       $ (12,043)

Twelve months ended December 31, 1999
       Revenue                                 $     244     $  2,405           -           $   2,649
       Net Income                              $  (3,264)    $ (1,264)    $  (601)(B)       $  (5,129)


The adjustments to the pro forma combined condensed statements of operations for the years ended December 31, 1999 and 2000 assume the acquisition occurred as of January 1, 1999 and are as follows (in thousands):

(A) To reflect adjustments from an operating agreement with Acxiom Corporation whereby SEDONA assumed the management of the CIMS business unit in February 2000. These adjustments eliminate intercompany revenue and expenses that were included in the results of the CIMS business unit and SEDONA operations and the amortization related to the purchased software acquired.

(B) To reflect the amortization related to $2,215 of purchased software acquired in the acquisition. The purchased software will be amortized ratably over an estimated useful life of 3 years.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

15. Subsequent Events

On January 23, 2001 the company sold 1,538,462 shares of Common Stock for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 153,846 shares of Common Stock at an exercise price of $0.91 per share. The Company paid a $70 sales commission to Ladenburg Thalmann & Co., Inc. and issued a warrant to purchase 107,692 shares of Common Stock at an exercise price of $0.72 per share in connection with this offering.

During the third quarter of 2000, the Company entered into an agreement with ZipFinancial, Inc., a national alliance of community banks, which had selected SEDONA's Intarsia(TM) application solution to expand its online marketing and Internet banking offerings. Further, the Company entered into agreements to loan funds to ZipFinancial, Inc. under certain conditions of sales achievements and ZipFinancial, Inc. committing to meet certain minimum payments pursuant to the initial licensing agreement. $475 was advanced to ZipFinancial, Inc. During February 2001, the ZipFinancial, Inc. Board of Directors decided to conclude operations of that organization. The Company recorded a charge in the first quarter of 2001 to reserve for the entire $475.

In April 2001, the Company sold to an outside investor a $500 principal amount note convertible into its Common Stock bearing interest at a rate of 8% per year. Principal and accrued and unpaid interest on the note are due and payable on April 1, 2002. Prior to maturity, the note is convertible, at any time the Company's Common Stock price exceeds $1.00 per share, into a number of shares equal to 95% of the average of the average high and low sales price of a share of the Company's Common Stock on the Nasdaq SmallCap Market (the "Average Daily Price") over the five trading days prior to conversion. After the maturity date, outstanding principal and accrued interest may be converted at the option of the holder at the lesser of (i) 115% of the closing price of a share of the Company's Common Stock on the maturity date and (ii) 95% of the average of the Average Daily Price over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company.

In connection with the issuance of the convertible note, the Company also issued a warrant to the noteholder to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

                                 EXHIBIT INDEX

1.1 Placement Agent Agreement with Ladenburg Thalmann & Co., Inc., dated January 24, 2000 (1) (Exhibit 1.1)
1.2 Amendment dated March 8, 2000 to Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. (1) (Exhibit 1.2)
3.1      Articles of Incorporation (2) (Exhibit 3.1)
3.2      Bylaws (2) (Exhibit 3.2)
3.3      Amendment to Articles of Incorporation (3)
4.1 Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)
4.2 Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)
4.3      5% Convertible Debenture due March 22, 2001 (8) (Exhibit 99.3)
4.4*     8% Convertible Note due April 1, 2002
10.1 Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 10.2)
10.2 Form of Warrant to purchase shares of Common Stock of the Company issued to the investors signatory to the Series G Convertible Preferred Stock and Warrants Purchase Agreement (6) (Exhibit 10.4)
10.3 Series H Convertible Preferred Stock and Warrants Purchase Agreement, dated May 5, 2000, by and between the Company and Acxiom Corporation
         (5) (Exhibit 10.1)
10.4 Warrant to purchase shares of Common Stock of the Company issued to Acxiom Corporation (5) (Exhibit 10.2)
10.5 Asset Purchase and Sale Agreement between Acxiom Corporation and the Company, dated April 9, 2000 (7) (Exhibit 2)
10.6* Stock Purchase Agreement between Roseworth Group Limited and the Company, dated August 22, 2000
10.7* Stock Purchase Warrant issued to Roseworth Group Limited, dated August 22, 2000
10.8*    Warrant issued to Ladenburg Thalmann & Co., Inc., dated August 22, 2000
10.9* Stock Purchase Agreement between Roseworth Group Limited and the Company, dated October 19, 2000
10.10* Stock Purchase Warrant issued to Roseworth Group Limited, dated October 23, 2000
10.11*   Warrant issued to Ladenburg Thalmann & Co., Inc., dated October 23,
         2000
10.12 Convertible Debentures and Warrants Purchase Agreement, dated November 22, 2000 (8) (Exhibit 99.2)
10.13    Commitment Warrant, dated November 22, 2000 (8) (Exhibit 99.4)
10.14    Additional Warrant, dated November 22, 2000 (8) (Exhibit 99.5)
10.15 Warrant issued to Ladenburg Thalmann & Co., Inc., dated November 22, 2000 (8) (Exhibit 99.6)
10.16* Stock Purchase Agreement between Cambois Finance Inc. and the Company, dated December 5, 2000

10.17* Stock Purchase Warrant issued to Cambois Finance Inc., dated December 5, 2000
10.18*   Warrant issued to Ladenburg Thalmann & Co., Inc., dated December 5,
         2000
10.19* Stock Purchase Agreement between AMRO International S.A. and the Company, dated January 23, 2001
10.20* Stock Purchase Warrant issued to AMRO International S.A., dated January 23, 2001
10.21*   Warrant issued to Ladenburg Thalmann & Co., Inc., dated January 23,
         2001
10.22 Lease between Teachers Insurance and Annuity Association and the Company (9) (Exhibit 99.1)
10.23* Finder's Fee Arrangement between Dutchess Advisors, Ltd. and the Company, dated February 1, 2001
10.24# SEDONA Corporation 1992 Long Term Incentive Plan (3) (Exhibit 2.1 - Annex E)
10.25#   2000 Incentive Stock Plan (10) (Appendix A)
10.26#   2000 Employee Stock Purchase Plan (10) (Appendix B)
10.27# Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)
10.28*# Employment Agreement, dated January 1, 2000, between the Company and William K. Williams
10.29 Asset Purchase Agreement between Colortrac, Inc. and SEDONA Corporation, dated September 17, 1999 (13) (Exhibit 2.0)
10.30* Shareholder/Investor Relations Compensation Agreement between the Company and Osprey Partners, dated January 3, 1997, with amendments dated January 27, 2000 and December 13, 2000
10.31* Finder's Fee Agreement between the Company and Osprey Partners, dated February 24, 1999
10.32* Disbursement Agreement between the Company and ZipFinancial.com, Inc., dated December 29, 2000
10.33* Promissory Note payable to the Company by ZipFinancial.com, Inc., dated December 29, 2000
10.34* Security Agreement between the Company and ZipFinancial.com, Inc., dated December 29, 2000
10.35*   Warrant issued to Acxiom Corporation dated April 4, 2001
23.1*    Consent of Ernst & Young, LLP
24.1     Power of attorney (included on the signature page to this Form 10-K)
-------------
*       Filed herewith.
#       Executive Compensation Plans and Arrangements.