Form 10-Q
period 2001-03-31
SEDONA CORP
filed 2001-05-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [ X ]     NO [   ]
                                                  ---
At March 31, 2001, there were 32,891,421 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                          INDEX
PART I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            -----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 2001 (Unaudited)          4
               and December 31, 2000

                  Consolidated Statements of Operations -- (Unaudited)
         three months ended March 31, 2001 and 2000                         5

                    Consolidated Statements of Cash Flow -- (Unaudited)
         three months ended March 31, 2001 and 2000                         6

         Notes to Consolidated Financial Statements -
                        March 31, 2001                                    7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9-11


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                     11

SIGNATURE PAGE                                                             12
--------------

                       NOTE ON FORWARD-LOOKING STATEMENTS


This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)


                                                                              (unaudited)
                                                                               March 31     December 31
                                                                                 2001          2000
                                                                               -------      -----------
Assets
Current assets:
     Cash and cash equivalents                                                 $   136        $ 2,189
     Restricted cash                                                               105            105
     Accounts receivable, net of allowance for doubtful accounts
           of $102 and $102                                                        412            566
     Prepaid expenses and other current assets                                     119            503
                                                                               -------        -------
Total current assets                                                               772          3,363

Property and equipment, net of accumulated depreciation and amortization           697            733
Restricted cash                                                                    383            383
Software development costs, net                                                  2,511          2,299
Purchased software, net                                                          1,476          1,660
Non-current assets - other                                                           4             30
                                                                               -------        -------
Total non-current assets                                                         5,071          5,105
                                                                               -------        -------
Total assets                                                                   $ 5,843        $ 8,468
                                                                               =======        =======

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                          $   504        $   602
     Accrued expenses and other current liabilities                                652            304
     Dividend payable                                                              227            184
     Deferred revenue                                                              505            562
     Current maturities of long-term debt                                           37             37
     Short-term debt - debenture                                                 2,900          2,663
                                                                               -------        -------
Total current liabilities                                                        4,825          4,352

Long-term debt, less current maturities                                          1,008          1,025
                                                                               -------        -------
Total long-term liabilities                                                      1,008          1,025
                                                                               -------        -------
Total liabilities                                                                5,833          5,377

Stockholders' equity:
Class A convertible preferred stock
     Authorized shares - 1,000,000 (liquidation preference $3,280)
     Series A, par value $2.00, Issued and outstanding 500,000 shares            1,000          1,000

     Series F, par value $2.00, Issued and outstanding shares - 780                  2              2

     Series H, par value $2.00, Issued and outstanding shares - 1,500                3              3

Common stock, par value $0.001

     Authorized shares - 50,000,000, Issued and outstanding shares
     - 32,891,421 and 31,225,442 in 2001 and 2000, respectively                     33             31

     Additional paid-in-capital                                                 46,709         45,808

     Accumulated deficit                                                       (47,737)       (43,753)
                                                                               -------        -------
Total stockholders' equity                                                          10          3,091
                                                                               -------        -------
Total liabilities and stockholders' equity                                     $ 5,843        $ 8,468
                                                                               =======        =======




                            See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)





                                                              Three Months Ended
                                                                    March 31
                                                             2001           2000
                                                          -----------    -----------
Revenues:
Product license                                           $       157    $      --
Services                                                          284           --
                                                          -----------    -----------
Total revenues                                                    441            718

Cost of revenues:
Product license                                                   387           --
Services                                                          733           --
                                                          -----------    -----------
Total cost of revenues                                          1,120            832

Gross profit                                                     (679)          (114)

Operating expenses:
Sales and marketing                                             1,117            766
General and administrative                                        905            658
Research and development                                           42           --
                                                          -----------    -----------
Total operating expenses                                        2,064          1,424

Other income (expense)
Interest income, net                                               17             37
Convertible debenture interest expense                           (693)          --
Allowance for note receivable                                    (475)          --
Other                                                             (15)           (29)
                                                          -----------    -----------
Total other income (expense)                                   (1,166)             8

Loss from operations, before provision for income taxes        (3,909)        (1,530)

Income taxes                                                     --             --
                                                          -----------    -----------
Loss from operations                                           (3,909)        (1,530)

Preferred stock dividends                                         (75)           (77)
                                                          -----------    -----------
Net loss applicable to common stockholders                $    (3,984)   $    (1,607)
                                                          ===========    ===========

Basic and diluted net loss from continuing
operations applicable to common shares                    $     (0.12)   $     (0.06)
                                                          ===========    ===========
Basic and diluted weighted average common
shares outstanding                                         32,376,409     25,269,788
                                                          ===========    ===========



See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                       March 31,
                                                               --------------------
                                                                2001          2000
                                                               ------        ------
Operating Activities
Loss from operations                                         $ (3,909)     $ (1,529)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                 476           112
    Amortization of deferred financing fees and debt              656          --
    Increase in note receivable reserve                           475          --
    Changes in operating assets & liabilities
      Accounts and notes receivable                              (322)         --
      Prepaid expenses and other current assets                   (92)          (38)
      Other non current assets                                     26           (85)
      Accounts payable and accrued expenses                       250            (6)
      Deferred revenue and other                                  (58)          148
                                                             --------      --------
Net cash used in operating activities                        $ (2,498)     $ (1,398)

Investing activities
Purchase of property and equipment                                (60)          (25)
Increase in capitalized software development costs               (408)         (330)
                                                             --------      --------
Net cash used in investing activities                        $   (468)     $   (355)


Financing activities
Issuance of convertible note                                     --            --
Payment of preferred stock dividends                             --             (30)
Repayments of notes receivable, related parties                  --              47
Repayment of long term obligation                                 (17)          (20)
Proceeds from issuance of preferred stock, net                   --           2,805
Proceeds from issuance of common stock                            930
Proceeds from exercise of common stock warrants/options          --           5,989
                                                             --------      --------
Net cash provided by financing activities                    $    913      $  8,791
                                                             --------      --------
Net increase in cash and cash equivalents                      (2,053)        7,038
Cash and cash equivalents, at beginning of year                 2,189           893
                                                             --------      --------
Cash and cash equivalents, at end of period                  $    136      $  7,931
                                                             ========      ========



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

The consolidated financial statements included herein for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three month period ended March 31, 2001 are not necessarily indicative of the results to be experienced for the year ended December 31, 2001.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2000 annual financial statements on Form 10-K as well as the Company's Form S-8 filed April 30, 2001. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.


Note #2:  Property and Equipment

Property and equipment consists of:
                                                    March 31     December 31
                                                      2001           2000
                                                    ---------    -----------

Machinery and equipment                             $   1,023     $   1,004
Equipment under capital lease                             152           152
Furniture and fixtures                                    199           199
Leasehold improvements                                     64            64
Purchased software for internal use                       160           120
                                                    ---------     ---------
                                                        1,598         1,539
Less accumulated depreciation and amortization            901           806
                                                                  ---------
                                                    ---------
                                                    $     697     $     733
                                                    =========     =========


Note #3:  Stockholders' Equity

During the first quarter of 2001, there were a total of 225,500 common stock options with exercise prices ranging from $0.75 to $1.41 per share issued to employees and directors of the Company. Additionally, 261,538 common stock warrants with exercise prices ranging from $0.72 to $0.91 were issued investors in connection with an issuance of the Company's common stock in January 2001. The exercise prices of these options and warrants approximated the fair market value or more of the common stock at the time of such grants.

On November 22, 2000, the Company issued a $3,000 principal value private placement Debenture convertible into Common Stock. The aggregate discount and debt issuance costs of $972 is being accreted into interest expense over the life of the Debenture. At March 31, 2001, the aggregate discount has been accreted. On April 30, 2001, the Company obtained an extension until

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


January 15, 2002, related to this Convertible Debenture by increasing the interest on remaining principal going forward to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. Through May 1, 2001, $1,560 in principal value and accrued interest of $30 regarding this Debenture had been converted into 1,875,307 shares of common stock.

On January 23, 2001 the Company sold 1,538,462 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 153,846 shares of Common Stock at an exercise price of $0.91 per share. The Company paid a $70 sales commission and issued a warrant to purchase 107,692 shares of Common Stock at an exercise price of $0.72 per share to Ladenburg Thalmann & Co., as placement agent in connection with this offering.

In April 2001, the Company sold to an outside investor a $500 principal amount note convertible into its Common Stock bearing interest at a rate of 8% per year. In May 2001, the investor converted the principal amount of the note, and accrued but unpaid interest, into 541,363 shares of common stock based on a conversion price of $0.93 per share.

In connection with the issuance of the convertible note, the Company also issued a warrant to the noteholder to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

In May 2001, the Company sold 1,875,000 shares of Common Stock in a private placement to investors for an aggregate purchase price of $1,125. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $2.00 per share Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $3.00 per share. The Company also issued to the purchasers of these shares of Common Stock four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.25 per share and four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.50 per share. The shares underlying these warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering for resale the Common Stock underlying the Warrants and (b) six months from the issuance of the warrants.

The Company paid a $56 sales commission and issued a warrant to purchase 14,133 shares of Common Stock at an exercise price of $1.43 per share to a placement agent in connection with this offering.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #4:  Supplemental Disclosures of Cash Flow Information

                                                           Three months ended
                                                               March 31
                                                        ----------------------
                                                           2001        2000
                                                        ---------    --------

Cash paid during period for interest                         $  5       $  35
                                                        =========    ========
Cash expenses incurred relative to Issuance
    of convertible preferred stock                              -         195
                                                        =========    ========
Cash expenses incurred relative to
    new equity                                                 70
                                                        =========    ========
Non-cash financing activities are as follows:
    Conversion of debenture interest into
    common stock                                                2           -
                                                        =========    ========
Conversion of preferred stock to common stock                 100           -
                                                        =========    ========



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Results of Operations

Revenues for the three months ended March 31, 2001 and 2000 were $441 and $718, respectively. Revenues for 2001 reflect only the Company's revenues from sales of its application solutions. For the same period in 2000, revenues were generated principally from our operating agreement with the Acxiom Corporation under which the Company was managing Acxiom's Customer Information Management Systems (CIMS) group. This agreement terminated at the end of the quarter ended March 31, 2000, upon SEDONA's acquisition of certain assets of the CIMS group.

During these periods, gross margins were not meaningful reflecting the early stage of the Company's operations as a software application provider. Expenses in continuing operations have increased in the first three months of 2001 compared to the same period in 2000 reflecting principally additional staff and facilities associated with expanded marketing and sales activities.


Liquidity and Capital Resources

At March 31, 2001, cash and cash equivalents decreased to $136, a $2,053 decrease compared to the December 31, 2000 amount of $2,189. For the three months ended March 31, 2001, the cash flows from operating activities resulted in a net use of cash of $2,498.

This use of cash was primarily due to the operating losses sustained by operations. The cash flows from investing activities during the same period resulted in a use of cash of $468 primarily due to increases in software development costs and purchases of equipment.

For the three months ended March 31, 2001, the cash flows from financing activities resulted in net cash provided by financing activities of $913. The decrease in cash provided when compared to the same period a year ago was due

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS (In thousands, except share and per share data)



principally to lower proceeds from the sale of new securities and the lack of proceeds from exercises of options and warrants.

On January 23, 2001 the Company sold 1,538,462 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 153,846 shares of Common Stock at an exercise price of $0.91 per share. The Company paid a $70 sales commission and issued a warrant to purchase 107,692 shares of Common Stock at an exercise price of $0.72 per share to Ladenburg Thalmann & Co., as placement agent in connection with this offering.

In April 2001, the Company issued to a strategic partner a $500 principal amount note convertible into its Common Stock bearing interest at a rate of 8% per year. In May 2001, the investor converted the principal amount of the note, and accrued but unpaid interest, into 541,363 shares of common stock based on a conversion price of $0.93 per share.

In connection with the issuance of the convertible note, the Company also issued a warrant to the noteholder to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

In May 2001, the Company sold 1,875,000 shares of Common Stock in a private placement to investors for an aggregate purchase price of $1,125. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $2.00 per share Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $3.00 per share. The Company also issued to the purchasers of these shares of Common Stock four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.25 per share and four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.50 per share. The shares underlying these warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering for resale the Common Stock underlying the Warrants and (b) six months from the issuance of the warrants.

The Company paid a $56 sales commission and issued a warrant to purchase 14,133 shares of Common Stock at an exercise price of $1.43 per share to a placement agent in connection with this offering.

The Company believes that, if it can generate funds from operations and additional sales of securities, those funds, along with the proceeds from these sales of securities, will be sufficient to meet the Company's working capital requirements for 2001. The company has incurred substantial losses from operations of approximately $10,682 and $6,237 during the years ended December 31, 2000 and 1999, respectively. Losses from operations are continuing through 2001 and the Company anticipates that it will require additional financing in 2001, which may not be readily available. These factors

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS (In thousands, except share and per share data)


raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing.


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

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders - None

         Item 5 - Other Information - None

      Item 6 - Exhibits

                      Exhibit 10.1 Common Stock and Warrants Purchase Agreement dated May 11, 2001 by and among the Company and the investors signatory thereto

                      Exhibit 10.2 Registration Rights Agreement dated May 11, 2001 by and among the Company and the investors signatory thereto

                      Exhibit 10.3 Form of Warrant issued to investors in May 2001 sale of common stock

                      Reports on Form 8-K - None

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  May 15, 2001                  /S/ Marco A. Emrich
     -------------------            --------------------------------------------
                                     Marco A. Emrich
                                     President and Chief Executive Officer




DATE:  May 15, 2001                 /S/ William K. Williams
     -------------------            --------------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)