Form 10-Q
period 2001-06-30
SEDONA CORP
filed 2001-08-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number 0-15864



                               SEDONA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                  95-4091769
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)


 455 South Gulph Road, Suite 300, King of Prussia, PA       19406-9564
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



At June 30, 2001, there were 37,735,334 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES





                                                                       INDEX
PART I.  FINANCIAL INFORMATION                                         PAGE
------------------------------                                         ----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 2001 (Unaudited)
         and December 31, 2000                                          4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended June 30, 2001 and 2000                      5

         Consolidated Statements of Operations -- (Unaudited)
         six months ended June 30, 2001 and 2000                        6

         Consolidated Statements of Cash Flow -- (Unaudited)
         six months ended June 30, 2001 and 2000                        7

         Notes to Consolidated Financial Statements -
         June 30, 2001                                                  8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11-13


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                 14

SIGNATURE PAGE                                                         15
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                                                               June 30            December 31
                                                                                                2001                 2000
                                                                                           ----------------     ----------------
Assets
Current assets:
Cash and cash equivalents                                                                 $              -      $         2,189
Restricted cash                                                                                        105                  105
Accounts receivable, net of allowance for doubtful accounts of $72 and $102                            357                  566
Prepaid expenses and other current assets                                                               81                  503
                                                                                           ----------------     ----------------
Total current assets                                                                                   543                3,363

Property and equipment, net of accumulated depreciation and amortization                               630                  733
Restricted cash                                                                                        381                  383
Software development costs, net                                                                      2,648                2,299
Purchased software, net                                                                              1,291                1,660
Non-current assets - other                                                                               4                   30
                                                                                           ----------------     ----------------
Total non-current assets                                                                             4,954                5,105
                                                                                           ----------------     ----------------
Total assets                                                                              $          5,497      $         8,468
                                                                                           ================     ================

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                                                          $            550      $           602
Accrued expenses and other current liabilities                                                         328                  304
Dividend payable                                                                                       304                  184
Deferred revenue                                                                                       504                  562
Current maturities of long-term debt                                                                    36                   37
Short-term debt - debenture                                                                          1,170                2,663
Accrued royalties                                                                                      470                    -
                                                                                           ----------------     ----------------
Total current liabilities                                                                            3,362                4,352

Long-term debt, less current maturities                                                              1,000                1,025
                                                                                           ----------------     ----------------
Total long-term liabilities                                                                          1,000                1,025
                                                                                           ----------------     ----------------
Total liabilities                                                                                    4,362                5,377

Stockholders' equity:
Class A convertible preferred stock
Authorized shares - 1,000,000 (liquidation preference $3,280 at June 30, 2001 and December 31, 2000)
Series A, par value $2.00, Issued and outstanding 500,000 shares                                     1,000                1,000
Series F, par value $2.00, Issued and outstanding shares - 780                                           2                    2
Series H, par value $2.00, Issued and outstanding shares - 1,500                                         3                    3
Common stock, par value $0.001
Authorized shares - 50,000,000, Issued and outstanding shares - 37,735,334 and
 31,225,442 in 2001 and 2038, respectively                                                              38                   31
Additional paid-in-capital                                                                          50,160               45,808
Accumulated deficit                                                                                (50,068)             (43,753)
                                                                                           ----------------     ----------------
Total stockholders' equity                                                                           1,135                3,091
                                                                                           ----------------     ----------------
Total liabilities and stockholders' equity                                                 $         5,497      $         8,468
                                                                                           ================     ================




 See accompanying notes.



                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                                                                Three Months Ended
                                                                                                     June 30
                                                                                   ---------------------------------------------
                                                                                          2001                      2000
                                                                                   -------------------       -------------------
Revenues:
  Product license                                                                  $              248        $              132
  Services                                                                                        505                       106
                                                                                   -------------------       -------------------
Total revenues                                                                                    753                       238

Cost of revenues:
  Product license                                                                                 411                       260
  Services                                                                                        294                       253
                                                                                   -------------------       -------------------
     Total cost of revenues                                                                       705                       513

     Gross profit                                                                                  48                      (275)

Operating expenses:
  Sales and marketing                                                                             936                     1,378
  General and administrative                                                                      865                     1,159
  Research and development                                                                         38                        49
                                                                                   -------------------       -------------------
     Total operating expenses                                                                   1,839                     2,586

Other income (expense)
  Interest income, net                                                                              3                        99
  Convertible debenture interest expense                                                          (76)                        -
  Allowance for disputed royalties                                                               (238)                        -
  Other                                                                                          (153)                       31
                                                                                   -------------------       -------------------
     Total other income (expense)                                                                (464)                      130

Loss from operations, before provision for income taxes                                        (2,255)                   (2,731)

Income taxes                                                                                        -                         -
                                                                                   -------------------       -------------------
Loss from operations                                                                           (2,255)                   (2,731)

Preferred stock dividends                                                                         (76)                     (110)
                                                                                   -------------------       -------------------
Net loss applicable to common stockholders                                         $           (2,331)       $           (2,841)
                                                                                   ===================       ===================

Basic and diluted net loss from continuing
  operations applicable to common shares                                           $            (0.06)       $            (0.11)
                                                                                   ===================       ===================
Basic and diluted weighted average common
  shares outstanding                                                                       36,029,835                27,143,038
                                                                                   ===================       ===================



                            See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                   ---------------------------------------------
                                                                                          2001                      2000
                                                                                   -------------------       -------------------
Revenues:
  Product license                                                                  $              405        $              291
  Services                                                                                        789                       665
                                                                                   ------------------       -------------------
     Total revenues                                                                             1,194                       956

Cost of revenues:
  Product license                                                                                 798                       328
  Services                                                                                        790                     1,017
                                                                                   ------------------       -------------------
     Total cost of revenues                                                                     1,588                     1,345

     Gross profit                                                                                (394)                     (389)

Operating expenses:
  Sales and marketing                                                                           2,053                     2,144
  General and administrative                                                                    1,607                     1,817
  Research and development                                                                         80                        49
                                                                                   ------------------       -------------------
     Total operating expenses                                                                   3,740                     4,010

Other income (expense)
  Interest income, net                                                                             20                       108
  Convertible debenture interest expense                                                         (769)                        -
  Allowance for note receivable                                                                  (475)                        -
  Allowance for disputed royalties                                                               (475)                        -
  Other                                                                                          (331)                       30
                                                                                   ------------------       -------------------
     Total other income (expense)                                                              (2,030)                      138

Loss from operations, before provision for income taxes                                        (6,164)                   (4,261)

Income taxes                                                                                        -                         -
                                                                                   ------------------       -------------------
Loss from operations                                                                           (6,164)                   (4,261)

Preferred stock dividends                                                                        (151)                     (187)
                                                                                   ------------------       -------------------
Net loss applicable to common stockholders                                         $           (6,315)       $           (4,448)
                                                                                   ==================       ===================

Basic and diluted net loss from continuing
  operations applicable to common shares                                           $            (0.18)       $            (0.17)
                                                                                   ==================       ===================
Basic and diluted weighted average common
  shares outstanding                                                                       34,212,377                26,206,413
                                                                                   ==================       ===================



                            See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                           June 30
                                                                                       --------------------------------------------
                                                                                              2001                     2000
                                                                                       -------------------       ------------------
Operating Activities
Loss from operations                                                                   $           (6,164)       $          (4,261)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                                     970                      447
    Amortization of deferred financing fees and debt                                                  708
    Increase in note receivable reserve                                                               475
    Changes in operating assets & liabilities
      Accounts and notes receivable                                                                  (266)                    (243)
      Prepaid expenses and other current assets                                                       104                      (20)
      Other non current assets                                                                         26                        -
      Accounts payable and accrued expenses                                                           442                      249
      Deferred revenue and other                                                                      (58)                     663
                                                                                       ------------------        -----------------
Net cash used in operating activities                                                  $           (3,763)       $          (3,165)

Investing activities
Purchase of property and equipment                                                                    (97)                    (150)
Purchase of long term investment                                                                        -                      (44)
Increase in capitalized software development costs                                                   (772)                    (771)
                                                                                       ------------------        -----------------
Net cash used in investing activities                                                  $             (869)       $            (965)


Financing activities
Issuance of convertible note                                                                            -
Payment of preferred stock dividends                                                                  (30)                     (90)
Repayments of notes receivable, related parties                                                         -                       47
Repayment of long term obligation                                                                     (26)                     (43)
Proceeds from issuance of preferred stock, net                                                          -                    2,805
Proceeds from issuance of common stock                                                              2,499                        -
Proceeds from exercise of common stock warrants/options                                                 -                    6,468
                                                                                       ------------------        -----------------
Net cash provided by financing activities                                              $            2,443        $           9,187
                                                                                       ------------------        -----------------
Net increase in cash and cash equivalents                                                          (2,189)                   5,057
Cash and cash equivalents, at beginning of year                                                     2,189                      893
                                                                                       ------------------        -----------------
Cash and cash equivalents, at end of period                                            $                0        $           5,950
                                                                                       ==================        =================



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

The consolidated financial statements included herein for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three and six month period ended June 30, 2001 are not necessarily indicative of the results to be experienced for the year ended December 31, 2001.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2000 annual financial statements on Form 10-K as well as the Company's Form S-3 filed June 15, 2001, Form 8-K filed June 15, 2001, and Form 10-Q filed May 15, 2001. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note #2: Property and Equipment

         Property and equipment consists of:

                                                                   June 30           December 31
                                                                     2001               2000
                                                                   -------          ------------

Machinery and equipment                                            $ 1,009           $   1,004
Equipment under capital lease                                          152                 152
Furniture and fixtures                                                 217                 199
Leasehold improvements                                                  64                  64
Purchased software for internal use                                    194                 120
                                                                   -------           ---------
                                                                     1,636               1,539
Less accumulated depreciation and amortization                       1,006                 806
                                                                   -------           ---------
                                                                   $   630           $     733
                                                                   =======           =========


Note #3: Stockholders' Equity

During the second quarter of 2001, there were a total of 255,000 common stock options and warrants with exercise prices ranging from $0.95 to $1.22 per share issued to employees, consultants and directors of the Company. The exercise prices of these options and warrants approximated the fair market value or more of the common stock at the time of such grants.

On November 22, 2000, the Company issued a $3,000 principal value private placement Debenture convertible into Common Stock. The aggregate discount and debt issuance costs of $972 was accreted into interest expense over the life of the Debenture. At March 31, 2001, the aggregate discount has been accreted. On April 30, 2001, the Company obtained an extension until January 15, 2002, related to this Convertible

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #3: Stockholders' Equity (continued)

Debenture by increasing the interest prospectively to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. A charge of $52 has been recorded in the financial statements related to this repricing. Through August 9, 2001, $2,196 in principal value and interest of $49 regarding this Debenture had been converted into 2,498,399 shares of common stock.

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

In the 2nd quarter 2001, the Company issued to an outside investor 541,363 shares of common stock at $0.93 per share. The Company also issued a warrant to the investor to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

In May 2001, the Company sold 1,875,000 shares of Common Stock in a private placement to investors for an aggregate purchase price of $1,125. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $3.00 per share. The Company also issued to the purchasers of these shares of Common Stock four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.25 per share and four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.50 per share. The shares underlying these warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering for resale the Common Stock underlying the Warrants and (b) six months from the issuance of the warrants. A registration statement registering for resale the shares of Common Stock issued in the private placement and the shares underlying the warrant was declared effective by the SEC on July 3, 2001.

The Company paid a $56 sales commission and issued a warrant to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share to a placement agent in connection with this offering.

In July 2001, the Company sold 666,667 shares of Common Stock in a private placement to investors for an aggregate purchase price of $400. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #3: Stockholders' Equity (continued)

which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $3.00 per share. The Company also issued to the purchasers of these shares of Common Stock four year warrants to purchase 166,667 shares of Common Stock at an exercise price of $1.25 per share and four year warrants to purchase 166,667 shares of Common Stock at an exercise price of $1.50 per share. The shares underlying these warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering for resale the Common Stock underlying the Warrants and (b) six months from the issuance of the warrants.

The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of Common Stock at an exercise price of $0.85 per share to a placement agent in connection with this offering.

Note #4: Supplemental Disclosures of Cash Flow Information


                                                                                  Six months ended
                                                                                       June 30
                                                                     ----------------------------------------
                                                                           2001                   2000
                                                                     -----------------      -----------------

Cash paid during period for interest                                      $     9                $    48
                                                                          -------                -------
Cash expenses incurred relative to Issuance
    of convertible preferred stock                                              -                $   195
                                                                          -------                -------
Cash expenses incurred relative to
    new equity                                                            $   126                $     -
                                                                          -------                -------
Non-cash financing activities are as follows:
    Conversion of debenture interest into
      common stock                                                        $    51                $     -
                                                                          -------                -------
Conversion of debenture and preferred stock
    to common stock                                                       $ 1,830                $ 1,517
                                                                          -------                -------




Note #5: Pending Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As of June 30, 2001, the Company had no goodwill on its balance sheet.

Note #6: Vendor Dispute

Included in other income (expense) on the consolidated statement of operations for the three months ended June 30, 2001, is a $238 charge pertaining to a vendor contract dispute. A total charge of $475 for the six months ended June 30, 2001 is reflected in the financial statements. This charge is not carried as a cost of revenue item as the vendor has not performed in compliance with the contract and hence minimum payments under the agreement have been suspended. The Company has notified the vendor and is seeking to terminate the contract. Until such time as the contract is terminated satisfactorily, the Company will continue to accrue the minimum payments required and to the extent not required, will reverse such charges upon dispute resolution.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Results of Operations

Total revenues increased to $753 for the three months ended June 30, 2001, from $238 for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 and 2000 were $1,194 and $956, respectively. The growth in revenues was primarily due to growth in the installation of new units of Intarsia(TM) application as well as increasing service revenues related to the application.

Total cost of revenues increased to $705 for the three months ended June 30, 2001 from $513 for the three months ended June 30, 2000. Total cost of revenues increased to $1,588 for the six months ended June 30, 2001 from $1,345 for the six months ended June 30, 2000. Cost of revenues increased in the 2001 periods reflecting principally the higher amortization of capitalized software development costs.

Total operating expenses declined to $1,839 in the three months ended June 30, 2001 from $2,586 in the same period a year earlier. Total operating expenses in the six months ended June 30, 2001 declined to $3,740 from a level of $4,010 in the six months ended June 30, 2000. These expenses have decreased in the 2001 periods compared to the same periods in 2000 reflecting principally savings from staff reductions.

Other income (expense) in the three months ended June 30, 2001 increased to $(464) compared to $130 in the same period a year ago. For the six months ended June 30, 2001 other income (expense) increased to $(2,030) compared to $138 in the period ended June 30, 2000. The increase in other expenses in the 2001 periods were due principally to the lack of interest income in the 2001 periods as well as several non recurring expenses including financing costs amortization, allowance for a note receivable, severance cost, and expenses related to a vendor dispute (see Footnote 6 in Financials).


Liquidity and Capital Resources

At June 30, 2001, cash and cash equivalents decreased to $0, a $2,189 decrease compared to the December 31, 2000 amount of $2,189. For the six months ended June 30, 2001, the cash flows from operating activities resulted in a net use of cash of $3,763. As discussed below, the Company raised $400 through a private placement in July 2001.

This use of cash was primarily due to the operating losses sustained by operations.

The cash flows from investing activities during the same period resulted in a use of cash of $869 primarily due to increases in software development costs and purchases of equipment.

For the six months ended June 30, 2001, the cash flows from financing activities resulted in net cash provided by financing activities of $2,443. The decrease in cash provided when compared to the same period a year ago was due principally to lower proceeds from the sale of new securities and the lack of proceeds from exercises of options and warrants.

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

In the 2nd quarter 2001, the Company issued to an outside investor 541,363 shares of common stock at $0.93 per share. The Company also issued a warrant to the investor to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

In May 2001, the Company sold 1,875,000 shares of Common Stock in a private placement to investors for an aggregate purchase price of $1,125. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $3.00 per share. The Company also issued to the purchasers of these shares of Common Stock four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.25 per share and four year warrants to purchase 937,500 shares of Common Stock at an exercise price of $1.50 per share. The shares underlying these warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering for resale the Common Stock underlying the Warrants and (b) six months from the issuance of the warrants. A registration statement registering for resale the shares of Common Stock issued in the private placement and the shares underlying the warrant was declared effective by the SEC on July 3, 2001.

The Company paid a $56 sales commission and issued a warrant to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share to a placement agent in connection with this offering.

In July 2001, the Company sold 666,667 shares of Common Stock in a private placement to investors for an aggregate purchase price of $400. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $2.00 per share Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Liquidity and Capital Resources  (continued)

issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our Common Stock on the Nasdaq SmallCap Market is at least $3.00 per share. The Company also issued to the purchasers of these shares of Common Stock four year warrants to purchase 166,667 shares of Common Stock at an exercise price of $1.25 per share and four year warrants to purchase 166,667 shares of Common Stock at an exercise price of $1.50 per share. The shares underlying these warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering for resale the Common Stock underlying the Warrants and (b) six months from the issuance of the warrants.

The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of Common Stock at an exercise price of $0.85 per share to a placement agent in connection with this offering.

The Company believes that, if it can generate funds from operations and additional sales of securities, those funds, along with the proceeds from the sale of securities in July 2001, will be sufficient to meet the Company's working capital requirements for 2001. The Company has incurred substantial losses from operations of approximately $6,164, $10,682 and $6,237 during the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999, respectively. Losses from operations will continue through 2001 and the Company will require additional financing in 2001, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing.


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

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders

         Proposal #1
         In the Election of Directors to Terms Expiring in 2002



                                                 FOR               WITHHELD          TOTAL
                                                 ----------        ---------         ----------
         Laurence L. Osterwise                   30,337,891        557,178          30,895,069
         R. Barry Borden                         30,280,031        615,038          30,895,069
         Marco A. Emrich                         30,350,706        544,363          30,895,069
         Michael A. Mulshine                     30,310,026        585,043          30,895,069
         Jack Pellicci                           30,250,116        644,953          30,895,069
         James C. Sargent                        30,354,791        540,278          30,895,069
         Robert M. Shapiro                       30,353,656        541,413          30,895,069
         James T. Womble                         30,358,206        536,863          30,895,069

         Proposal #2
         To increase the authorized number of shares of Common Stock from fifty
         (50) to one hundred (100) million.

                                                 FOR               AGAINST           ABSTAIN
                                                 ----------        ---------         --------
         Street Vote:                            28,831,039        1,540,805         156,707
         Registered Vote:                           348,377           17,641             500
         Total Shares:                           29,179,416        1,558,446         157,207
         % of Outstanding:                           84.88%            4.53%           0.46%


         Item 5 - Other Information - None

         Item 6 - Exhibits

                      Exhibit 10.1         Common Stock and Warrants
                                           Purchase Agreement dated July 5, 2001
                                           by and among the Company and the
                                           investors signatory thereto

                      Exhibit 10.2 Registration Rights Agreement dated July 5, 2001 by and among the Company and the investors signatory thereto


                      Exhibit 10.3 Form of Warrant issued to investors in July 2001 sale of common stock


                      Reports on Form 8-K - Form 8-K filed June 15, 2001

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  August 14, 2001              /S/Marco A. Emrich
     ----------------------         --------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer




DATE:  August 14, 2001              /S/ William K. Williams
     ----------------------         --------------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)