Form 10-Q
period 2001-09-30
SEDONA CORP
filed 2001-11-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                        Commission file number 000-15864



                               SEDONA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                              95-4091769
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

 455 South Gulph Road, Suite 300, King of Prussia, PA       19406-9564
-----------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (484) 679-2200


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


At October 31, 2001, there were 40,069,704 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- September 30, 2001 (Unaudited)      4
         and December 31, 2000

         Consolidated Statements of Operations -- (Unaudited)
         three months ended September 30, 2001 and 2000                     5

         Consolidated Statements of Operations -- (Unaudited)
         nine months ended September 30, 2001 and 2000                      6

         Consolidated Statements of Cash Flow -- (Unaudited)
         nine months ended September 30, 2001 and 2000                      7

         Notes to Consolidated Financial Statements -
         September 30, 2001                                                 8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13-14


PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 6.  Exhibits and Reports on Form 8-K.                                 15


SIGNATURE PAGE                                                             16
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                      September 30          December 31
                                                                                          2001                  2000
                                                                                      ------------          -----------
Assets
Current assets:
   Cash and cash equivalents                                                          $         20          $     2,189
   Restricted cash                                                                             105                  105
   Accounts receivable, net of allowance for doubtful accounts of
   $49 and $102                                                                                119                  566
   Prepaid expenses and other current assets                                                    43                  503
                                                                                      ------------          -----------
Total current assets                                                                           287                3,363

Property and equipment, net of accumulated depreciation and amortization                       514                  733
Restricted cash                                                                                383                  383
Software costs, net                                                                          2,672                3,959
Other assets                                                                                     5                   30
                                                                                      ------------          -----------
Total assets                                                                          $      3,861          $     8,468
                                                                                      ============          ===========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                   $        918          $       602
   Accrued expenses and other current liabilities                                              413                  304
   Dividend payable                                                                            154                  184
   Deferred revenue                                                                            458                  562
   Current maturities of long-term debt                                                         33                   37
   Short-term debt - debenture                                                                 805                2,663
                                                                                      ------------          -----------
Total current liabilities                                                                    2,781                4,352

Long-term debt, less current maturities                                                        992                1,025
                                                                                      ------------          -----------
Total long-term liabilities                                                                    992                1,025
                                                                                      ------------          -----------
Total liabilities                                                                            3,773                5,377

Stockholders' equity:
Class A convertible preferred stock
   Authorized shares - 1,000,000 (liquidation preference $3,280 at
   September 30, 2001 and December 31, 2000)
   Series A, par value $2.00, Issued and outstanding 500,000 shares                          1,000                1,000
   Series F, par value $2.00, Issued and outstanding shares - 780                                2                    2
   Series H, par value $2.00, Issued and outstanding shares - 1,500                              3                    3
Common stock, par value $0.001
   Authorized shares - 100,000,000, Issued and outstanding shares -
   39,468,667 and 31,225,442 in 2001 39d 2000, respectively                                     39                   31
   Additional paid-in-capital                                                               51,549               45,808
   Accumulated deficit                                                                     (52,505)             (43,753)
                                                                                      ------------          -----------
Total stockholders' equity                                                                      88                3,091
                                                                                      ------------          -----------
Total liabilities and stockholders' equity                                            $      3,861          $     8,468
                                                                                      ============          ===========


 See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                           September 30
                                                                                   ----------------------------
                                                                                      2001              2000
                                                                                   -----------      -----------
Revenues:
 Product license                                                                   $        75      $       176
 Maintenance and services                                                                  341              159
                                                                                   -----------      -----------
    Total revenues                                                                         416              335

Cost of revenues:
 Product license                                                                           413              414
 Maintenance and services                                                                  264              333
 Write-off of purchased software                                                         1,232               -
                                                                                   -----------      -----------
    Total cost of revenues                                                               1,909              747

    Gross profit                                                                        (1,493)            (412)

Operating expenses:
 Sales and marketing                                                                       817            1,680
 General and administrative                                                                675              915
 Research and development                                                                   40               47
 Valuation of non-employee warrants                                                        406               -
                                                                                   -----------      -----------
    Total operating expenses                                                             1,938            2,642

Other income (expense)
 Interest income(expense), net                                                              (3)              39
 Convertible debenture interest expense                                                    (17)               -
 Recovery of allowance for contract dispute                                                474                -
 Other                                                                                     (37)              25
                                                                                   -----------      -----------
    Total other income (expense)                                                          (417)              64

Loss from operations, before provision for income taxes                                 (3,014)          (2,990)

Income taxes                                                                                 -                -
                                                                                   -----------      -----------
Loss from operations                                                                    (3,014)          (2,990)

Preferred stock dividends                                                                  151              (99)
                                                                                   -----------      -----------
Net loss applicable to common stockholders                                         $    (2,863)     $    (3,089)
                                                                                   ===========      ===========

Basic and diluted net loss from continuing
    operations applicable to common shares                                         $     (0.07)     $     (0.11)
                                                                                   ===========      ===========
Basic and diluted weighted average common
    shares outstanding                                                              38,395,407       28,150,176
                                                                                   ===========      ===========




See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                   ---------------------------
                                                                                      2001            2000
                                                                                   ----------      -----------
Revenues:
 Product license                                                                  $       480      $       467
 Maintenance and services                                                               1,130              825
                                                                                  -----------      -----------
    Total revenues                                                                      1,610            1,292

Cost of revenues:
 Product license                                                                        1,211              655
 Maintenance and services                                                               1,054            1,438
 Write-off of purchased software                                                        1,232               -
                                                                                  -----------      -----------
    Total cost of revenues                                                              3,497            2,093

    Gross profit                                                                       (1,887)            (801)

Operating expenses:
 Sales and marketing                                                                    2,870            3,824
 General and administrative                                                             2,282            2,733
 Research and development                                                                 120               96
 Valuation of non-employee warrants                                                       406                -
                                                                                  -----------      -----------
    Total operating expenses                                                            5,678            6,653

Other income (expense)
 Interest income, net                                                                      17              147
 Convertible debenture interest expense                                                  (786)               -
 Recovery of allowance for note receivable                                               (475)               -

 Other                                                                                   (368)              55
                                                                                  -----------      -----------
    Total other income (expense)                                                       (1,612)             202

Loss from operations, before provision for income taxes                                (9,177)          (7,252)

Income taxes                                                                                -                -
                                                                                  -----------      -----------
Loss from operations                                                                   (9,177)          (7,252)

Preferred stock dividends                                                                   -             (286)
                                                                                  -----------      -----------
Net loss applicable to common stockholders                                        $    (9,177)     $    (7,538)
                                                                                  ===========      ===========

Basic and diluted net loss from continuing
operations applicable to common shares                                            $     (0.26)     $     (0.27)
                                                                                  ===========      ===========
Basic and diluted weighted average common
    shares outstanding                                                             35,778,468       27,724,191
                                                                                   ==========       ==========



See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                   September 30
                                                                                      ------------------------------------------
                                                                                             2001                    2000
                                                                                      -------------------     ------------------
Operating Activities
Loss from operations                                                                  $            (9,177)    $           (7,307)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                                   1,524                    906
    Reserve for partnership investment                                                                475                      -
    Amortization of deferred financing fees and debt                                                  656                      -
    Valuation of non-employee warrants                                                                406                      -
    Changes in operating assets & liabilities
      Accounts and notes receivable                                                                   448                    (11)
      Prepaid expenses and other current assets                                                       186                   (215)
      Other non current assets                                                                         26                   (413)
      Accounts payable and accrued expenses                                                           424                    550
      Deferred revenue and other                                                                     (104)                   771
                                                                                      -------------------     ------------------
Net cash used in operating activities                                                 $            (5,136)    $           (5,719)

Investing activities
Purchase of property and equipment                                                                   (101)                  (294)
Purchase of long term investment                                                                        -                   (122)
Decrease/(Increase) in software development costs                                                      83                 (1,600)
Partnership investment                                                                               (475)                     -
                                                                                      -------------------     ------------------
Net cash used in investing activities                                                 $              (493)    $           (2,016)

Financing activities
Issuance of convertible note                                                                          117                      -
Payment of preferred stock dividends                                                                  (30)                  (120)
Repayments of notes receivable, related parties                                                         -                     47
Repayment of long term obligation                                                                     (26)                   (99)
Proceeds from issuance of preferred stock, net                                                          -                  2,805
Proceeds from issuance of common stock                                                              3,399                    940
Proceeds from exercise of common stock warrants/options                                                 -                  6,731
                                                                                      -------------------     ------------------
Net cash provided by financing activities                                             $             3,460     $           10,304
                                                                                      -------------------     ------------------
Net increase/decrease in cash and cash equivalents                                                 (2,169)                 2,569
Cash and cash equivalents, at beginning of year                                                     2,189                    893
                                                                                      -------------------     ------------------
Cash and cash equivalents, at end of period                                           $                20     $            3,462
                                                                                      ===================     ==================


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

The consolidated financial statements included herein for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results to be experienced for the year ended December 31, 2001.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2000 annual financial statements on Form 10-K as well as the Company's Form S-3 filed June 15, 2001, Form 8-Ks filed June 15, 2001, September 4, 2001, September 19, 2001 and October 4, 2001 and Form 10-Q filed May 15, 2001 and August 14, 2001. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note #2: Property and Equipment
         ----------------------
         Property and equipment consists of:

                                                                   ------------        -----------
                                                                   September 30        December 31
                                                                       2001                2000
                                                                   ------------        -----------
     Machinery and equipment                                       $      1,027        $     1,004
     Equipment under capital lease                                          152                152
     Furniture and fixtures                                                 199                199
     Leasehold improvements                                                  64                 64
     Purchased software for internal use                                    198                120
                                                                   ------------        -----------
                                                                          1,640              1,539
     Less accumulated depreciation and amortization                      (1,126)              (806)
                                                                   ------------        -----------
                                                                   $        514        $       733
                                                                   ============        ===========

Note #3: Stockholders' Equity
         --------------------

During the third quarter of 2001, there were a total of 4,324,308 common stock options and warrants with exercise prices ranging from $.56 to $1.03 per share granted to employees, consultants and directors of the Company. The exercise prices of these options and warrants equaled the fair market value or more of the common stock at the time of such grants.

Warrants with a fair value of $406 were granted to consultants and other vendors for services. This amount was recorded as an expense in the statement of operations.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2001 equaled $226. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #3: Stockholders' Equity (continued)
         --------------------

On November 22, 2000, the Company issued a $3,000 principal amount convertible debenture and three-year warrants to purchase 666,667 shares of common stock at an exercise price of $1.37 per share to an investor for an aggregate purchase price of $2,500. The aggregate discount and debt issuance costs of $972 were accreted into interest expense over the life of the debenture. At March 31, 2001, the aggregate discount has been accreted. On April 30, 2001, the Company obtained an extension of the debenture's maturity date until January 15, 2002 by increasing the interest prospectively to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. A charge of $52 has been recorded in the financial statements related to this repricing. Through October 2001, $2,196 in principal value and interest of $49 regarding this debenture had been converted into 2,498,399 shares of common stock. Two further conversion notices regarding this debenture dated September 25, 2001 and October 15, 2001 have been suspended as of the date of this report pending the investigation of information received by the Company. The Company continues to carry the principal value of $805 on the balance sheet and accrues interest on this debenture.

On January 23, 2001 the Company sold 1,538,462 shares of Common stock and a four-year warrant to purchase 153,846 shares of common stock at an exercise price of $0.91 per share to an investor for an aggregate purchase price of $1,000. The Company paid a $70 sales commission and issued a warrant to purchase 107,692 shares of common stock at an exercise price of $0.72 per share to Ladenburg Thalmann & Co., as placement agent in connection with this offering.

On May 1, 2001, the Company sold 541,363 shares of common stock and issued a warrant to a private investor to purchase 350,000 shares of common stock at an exercise price of $0.75 per share for an aggregate purchase price of $500.

On May 11, 2001, the Company sold 1,875,000 shares of common stock to private investors and issued four-year warrants to purchase 937,500 shares of common stock at an exercise price of $1.25 per share and four-year warrants to purchase 937,500 shares of stock at an exercise price of $1.50 per share for an aggregate purchase price of $1,125. One-fourth of the shares of common stock may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock on the Nasdaq SmallCap Market is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement for the underlying common stock, or (b) six months from the issuance of the warrants. A registration statement registering the shares of common stock issued in the private placement and the shares underlying the warrants was declared effective by the SEC on July 3, 2001.

The Company paid a $56 sales commission and issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.50 per share to a finder in connection with this offering.

During July 2001, the Company sold 666,667 shares of common stock in a private placement and issued four-year warrants to purchase 166,667 shares of common stock at an exercise price of $1.25 per share and four-year warrants to purchase 166,667 shares of common stock at an exercise price of $1.50 per share to investors for an aggregate purchase price of $400. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants.

The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.85 per share to a finder in connection with this offering.

During August 2001, the Company sold 600,000 shares of stock and issued four-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share in a private placement to investors for an aggregate purchase price of $300. These shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants.

The Company paid a $18 sales commission and issued a warrant to purchase 30,000 shares of common stock at exercise prices ranging from $0.59 to $0.67 per share to finders in connection with this offering.

In September 2001, the Company sold 466,667 shares of common stock and issued four-year warrants to purchase 233,333 shares of common stock at an exercise price of $0.62 per share to investors in a private placement for an aggregate purchase price of $200. Additionally, the Company reduced the exercise price of 166,667 warrants with exercise prices of $1.25-$1.50 previously issued to these investors to $0.62. These shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants.

The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.56 per share to a finder in connection with this offering.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #3: Stockholders' Equity (continued)
         --------------------

In October 2001, the Company sold 125,000 shares of common stock and issued four-year warrants to purchase 31,250 shares of common stock at an exercise price of $1.00 per share and 31,250 shares of common stock at an exercise price of $1.25 per share in a private placement to investors for an aggregate purchase price of $50. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of
(x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement for the common stock underlying the warrants and (b) six months from the issuance of the warrants.

The Company paid $1 in sales commissions to a finder in connection with this offering.

Also during October 2001, the Company sold 400,000 shares of common stock and issued four-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share to an investor in a private placement for an aggregate gross purchase price of $200. Additional shares and warrants may be issued to this investor if fundings within the 60 days following closure are issued at lower prices. These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants.

The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of Common stock at an exercise price of $0.91 per share to a finder in connection with this offering.

During the period September through October 2001, the Company sold 60 day notes with a face value of $248 and issued 124,000 four-year warrants at an exercise price of $0.40 per share to investors for an aggregate purchase price of $248. If not redeemed at maturity, these notes may be convertible into shares of common stock at a price of $0.20 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. Of these notes and warrants, $148 were issued to the Chairman of the Board of the Company for aggregate consideration of $148.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)






Note #4: Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

                                                                                     Nine months ended
                                                                                       September 30
                                                                          ----------------------------------------
                                                                                2001                   2000
                                                                          -----------------      -----------------
     Cash paid during period for interest                                 $              13      $              20
                                                                          -----------------      -----------------
     Cash expenses incurred relative to Issuance
         of convertible preferred stock                                                   -      $             195
                                                                          -----------------      -----------------
     Cash expenses incurred relative to
         new equity                                                       $             151      $              60
                                                                          -----------------      -----------------
     Non-cash financing activities are as follows:
         Conversion of debenture interest into
         common stock                                                     $              51      $               -
                                                                          -----------------      -----------------
         Conversion of debenture and preferred
         stock to common stock                                            $           1,830      $           1,806
                                                                          -----------------      -----------------



Note #5: Vendor Dispute
         --------------

In mid 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, it had become apparent that, despite a $277K expenditure on the part of the Company in integrating this product into Intarsia(TM), the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns in April 2001 and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. As a result, to-date accruals in the regard of $480 have been reversed. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.

Note #6

During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. As a result of that review, the Company wrote-off $1,232 of capitalized and purchased software, as it had determined that there would be no future cash flows related to that product.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS (In thousands, except
                            share and per share data)


Results of Operations
---------------------

Total revenues increased to $416 for the three months ended September 30, 2001, from $335 for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 and 2000 were $1,610 and $1,292, respectively. The growth in revenues was primarily due to service revenues related to the Intarsia application, as well as sale of new units of Intarsia.

Total cost of revenues increased to $1,909 for the three months ended September 30, 2001 from $747 for the three months ended September 30, 2000. Total cost of revenues increased to $3,497 for the nine months ended September 30, 2001 from $2,093 for the nine months ended September 30, 2000. The cost of revenues increased in the third quarter of 2001 primarily because of the write-off of purchased software. Cost of revenues increased in the 2001 year-to-date period reflecting principally the higher amortization and write-off of capitalized software development costs.

Total operating expenses decreased to $1,938 in the three months ended September 30, 2001 from $2,642 in the same period a year earlier. Total operating expenses in the nine months ended September 30, 2001 declined to $5,678 from a level of $6,653 in the nine months ended September 30, 2000. These expenses have decreased in 2001 periods compared to the same periods in 2000 reflecting principally savings from staff reductions.

Other income in the three months ended September 30, 2001 increased to $417, compared to $64 in the same period a year ago. For the nine months ended September 30, 2001 other (expense) increased to $(1,612), compared to income of $202 in the period ended September 30, 2000. The increase in other expenses in the 2001 year period was due principally to the lack of interest income as well as several non-recurring expenses including financing costs amortization, allowance for notes receivable and severance costs.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, cash and cash equivalents were $20, a $2,169 decrease compared to the December 31, 2000 amount of $2,189. For the nine months ended September 30, 2001, the cash flows from operating activities resulted in a net use of cash of $5,136. This use of cash was primarily due to operating losses.

The cash flows from investing activities for the nine months ended September 30, 2001 resulted in a use of cash of $493 primarily due to a partnership investment.


For the nine months ended September 30, 2001, the cash flows from financing activities resulted in net cash provided by financing activities of $3,460. The decrease in cash provided when compared to the same period a year ago was due principally to lower proceeds from the sale of new securities and the lack of proceeds from exercises of options and warrants.

The Company raised $1,017 through private equity placements and promissory notes in the three months ended September 30, 2001, and has raised an additional $380 in October 2001 from private equity placements and promissory notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Liquidity and Capital Resources  (continued)
-------------------------------


Information with respect to sales of common stock and notes as part of the Company's financing activities during this period is incorporated by reference to Note #3 of the consolidated notes to financial statements included herein.

The Company believes that, if it can generate funds from operations and additional sales of securities, those funds, along with the proceeds from the sale of securities in 2001, will be sufficient to meet the Company's working capital requirements for 2001. The Company has incurred substantial losses from operations of approximately $9,177 $10,682 and $6,237 during the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999, respectively. Losses from operations will continue through 2001 and the Company will require additional financing in 2001, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing.


Inflation
---------

There can be no assurance that the Company's business will not be affected by inflation in the future, however, management believes the inflation did not have a material effect on the results of operations or financial condition of the Company during the period presented herein.

PART II - OTHER INFORMATION
---------------------------

         Item 2 - Changes in Securities
                  Incorporated herein by reference to Note #3 of the consolidated notes to financial statements included herein.

         Item 6 - Exhibits

                  Exhibit 10.1 Form of Common stock and Warrants Purchase Agreements in August, September and October 2001 by and among the Company and the investors signatory thereto.

                  Exhibit 10.2 Form of Registration Rights Agreements in August, September and October 2001 by and among the Company and the investors signatory thereto.

                  Exhibit 10.3 Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto.

                  Exhibit 10.4 Form of Warrants issued to investors in August, September and October 2001 sales of common stock and notes.

                  Reports on Form 8-K - Forms 8-K filed:      September 4, 2001
                                                              September 19, 2001
                                                              October 4, 2001

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE: November 14, 2001             /S/Marco A. Emrich
      ----------------------        -------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer

DATE: November 14, 2001             /S/ William K. Williams
      ----------------------        --------------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)