Form 10-Q/A
period 2001-03-31
SEDONA CORP
filed 2002-02-11
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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

         Consolidated Balance Sheets -- March 31, 2001 (Unaudited)
         and December 31, 2000                                                4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended March 31, 2001 and 2000                           5

         Consolidated Statements of Cash Flow -- (Unaudited)
         three months ended March 31, 2001 and 2000                           6

         Notes to Consolidated Financial Statements --
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)

                                                                                              (unaudited)
                                                                                                March 31              December 31
                                                                                                  2001                    2000
                                                                                              ------------            ------------
Assets
Current assets:
  Cash and cash equivalents                                                                      $    136                  $ 2,189
  Restricted cash                                                                                     105                      105
  Accounts receivable, net of allowance for doubtful accounts of
  $102 and $102                                                                                       412                      566
  Prepaid expenses and other current assets                                                           119                      503
                                                                                                  -------                  -------
Total current assets                                                                                  772                    3,363

Property and equipment, net of accumulated depreciation and
amortization                                                                                          697                      733
Restricted cash                                                                                       383                      383
Software development costs, net                                                                     2,511                    2,299
Purchased software, net                                                                             1,476                    1,660
Non-current assets - other                                                                              4                       30
                                                                                                  -------                  -------
Total non-current assets                                                                            5,071                    5,105
                                                                                                  -------                  -------
Total assets                                                                                      $ 5,843                  $ 8,468
                                                                                                  =======                  =======

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                                $   504                  $   602
  Accrued expenses and other current liabilities                                                      652                      304
  Dividend payable                                                                                    227                      184
  Deferred revenue                                                                                    505                      562
  Current maturities of long-term debt                                                                 37                       37
  Short-term debt - debenture                                                                       2,900                    2,663
                                                                                                  -------                  -------
Total current liabilities                                                                           4,825                    4,352

Long-term debt, less current maturities                                                             1,008                    1,025
                                                                                                  -------                  -------
Total long-term liabilities                                                                         1,008                    1,025
                                                                                                  -------                  -------
Total liabilities                                                                                   5,833                    5,377

Stockholders' equity:
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280)
  Series A, par value $2.00, Issued and outstanding 500,000
  shares                                                                                            1,000                    1,000
  Series F, par value $2.00, Issued and outstanding shares -
  780                                                                                                   2                        2
  Series H, par value $2.00, Issued and outstanding shares -
  1,500                                                                                                 3                        3

Common stock, par value $0.001

  Authorized shares - 50,000,000, Issued and outstanding shares
  - 32,891,421 and 31,225,442 in 2001 and 2330, respectively                                           33                       31
  Additional paid-in-capital                                                                       46,709                   45,808
  Accumulated deficit                                                                             (47,737)                 (43,753)
                                                                                                  -------                  -------
Total stockholders' equity                                                                             10                    3,091
                                                                                                  -------                  -------
Total liabilities and stockholders' equity                                                        $ 5,843                  $ 8,468
                                                                                                  =======                  =======


See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)



                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                           --------------------------------------
                                                                                              2001                       2000
                                                                                          -----------                -----------
Revenues:
  Product license                                                                         $      157                $        -
  Services                                                                                       284                         -
                                                                                          ----------                ----------
    Total revenues                                                                               441                       718

Cost of revenues:
  Product license                                                                                387                         -
  Services                                                                                       733                         -
                                                                                          ----------                ----------
    Total cost of revenues                                                                     1,120                       832

    Gross profit                                                                                (679)                     (114)

Operating expenses:
  Sales and marketing                                                                          1,117                       766
  General and administrative                                                                     905                       658
  Research and development                                                                        42                         -
                                                                                          ----------                ----------
    Total operating expenses                                                                   2,064                     1,424

Other income (expense)
  Interest income, net                                                                            17                        37
  Convertible debenture interest expense                                                        (693)                        -
  Allowance for note receivable                                                                 (475)                        -
  Other                                                                                          (15)                      (29)
                                                                                          ----------                ----------
    Total other income (expense)                                                              (1,166)                        8

Loss from operations, before provision for income taxes                                       (3,909)                   (1,530)

Income taxes                                                                                       -                         -
                                                                                          ----------                ----------
Loss from operations                                                                          (3,909)                   (1,530)

Preferred stock dividends                                                                        (75)                      (77)
                                                                                          ----------                ----------
Net loss applicable to common stockholders                                                $   (3,984)               $   (1,607)
                                                                                          ==========                ==========

Basic and diluted net loss from continuing
  operations applicable to common shares                                                  $    (0.12)               $    (0.06)
                                                                                          ==========                ==========
Basic and diluted weighted average common
  shares outstanding                                                                      32,376,409                25,269,788
                                                                                          ==========                ==========


See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                           --------------------------------------
                                                                                              2001                       2000
                                                                                          -----------                -----------
Operating Activities
Loss from operations                                                                       $ (3,909)                   $ (1,529)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                               476                         112
    Amortization of deferred financing fees and debt                                            656                           -
    Increase in note receivable reserve                                                         475                           -
    Changes in operating assets & liabilities
      Accounts and notes receivable                                                            (322)                          -
      Prepaid expenses and other current assets                                                 (92)                        (38)
      Other non current assets                                                                   26                         (85)
      Accounts payable and accrued expenses                                                     250                          (6)
      Deferred revenue and other                                                                (58)                        148
                                                                                           --------                    --------
Net cash used in operating activities                                                      $ (2,498)                   $ (1,398)

Investing activities
Purchase of property and equipment                                                              (60)                        (25)
Increase in capitalized software development costs                                             (408)                       (330)
                                                                                           --------                    --------
Net cash used in investing activities                                                      $   (468)                   $   (355)


Financing activities
Issuance of convertible note                                                                      -                           -
Payment of preferred stock dividends                                                              -                         (30)
Repayments of notes receivable, related parties                                                   -                          47
Repayment of long term obligation                                                               (17)                        (20)
Proceeds from issuance of preferred stock, net                                                    -                       2,805
Proceeds from issuance of common stock                                                          930
Proceeds from exercise of common stock warrants/options                                           -                       5,989
                                                                                           --------                    --------
Net cash provided by financing activities                                                  $    913                    $  8,791
                                                                                           --------                    --------
Net increase in cash and cash equivalents                                                    (2,053)                      7,038
Cash and cash equivalents, at beginning of year                                               2,189                         893
                                                                                           --------                    --------
Cash and cash equivalents, at end of period                                                $    136                    $  7,931
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


Note #2:  Property and Equipment

Property and equipment consists of:
                                               --------------   -------------
                                                  March 31       December 31
                                                    2001             2000
                                               --------------   -------------

Machinery and equipment                           $   1,023       $   1,004
Equipment under capital lease                           152             152
Furniture and fixtures                                  199             199
Leasehold improvements                                   64              64
Purchased software for internal use                     160             120
                                                  ---------       ---------
                                                      1,598           1,539
Less accumulated depreciation and amortization          901             806
                                                  ---------       ---------
                                                  $     697       $     733
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #4:  Supplemental Disclosures of Cash Flow Information

                                                     Three months ended
                                                           March 31
                                                  -------------------------
                                                     2001           2000
                                                  ---------      ----------

Cash paid during period for interest                $   5          $  35
                                                    -----          -----
Cash expenses incurred relative to Issuance
    of convertible preferred stock                      -            195
                                                    -----          -----
Cash expenses incurred relative to
    new equity                                         70
                                                    -----          -----
Non-cash financing activities are as follows:
    Conversion of debenture interest into
    common stock                                        2              -
                                                    -----          -----
Conversion of preferred stock to common stock         100              -
                                                    -----          -----



Note #5:  Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000, without significant effect. The Interpretation clarifies certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees."


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

Liquidity and Capital Resources

At March 31, 2001, cash and cash equivalents decreased to $136, due primarily to operating losses, a $2,053 decrease compared to the December 31, 2000 amount of $2,189. For the three months ended March 31, 2001, the cash flows from operating activities resulted in a net use of cash of $2,498. This use of

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Liquidity and Capital Resources  (continued)

cash was primarily due to the operating losses sustained by operations. During the third quarter of 2000, the Company entered into a licensing agreement with ZipFinancial, Inc., a national alliance of community banks, which had selected SEDONA's Intarsia(TM) application solution to expand its online marketing and Internet banking offerings. Receipts under this agreement and certain reimbursements of SEDONA expenses total $85. During the fourth quarter of 2000, the Company entered into an agreement to loan up to $1,000 to ZipFinancial upon ZipFinancial reaching certain sales milestones and committing to meet certain minimum payments pursuant to the licensing agreement. In January 2001, SEDONA lent $475 to ZipFinancial under this agreement, which amount is secured by ZipFinancial's intellectual property. In February 2001, ZipFinancial announced it was ceasing operations and liquidating its assets. It is unknown what the probability of collection of the $475 from Zip Financial, Inc. is, or the value of any of the collateral and, accordingly, the Company recorded a charge in the first quarter of 2001 to reserve for the entire $475.

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

Financial Risk Management

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the period ended March 31, 2001, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

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


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  February 8, 2002             /S/Marco A. Emrich
       -----------------------      ------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer




DATE:  February 8, 2002             /S/ William K. Williams
       -----------------------      -------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)