Form 10-Q/A
period 2001-06-30
SEDONA CORP
filed 2002-02-11
CIK 764843

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

                                           SEDONA CORPORATION AND SUBSIDIARIES



                                                                           INDEX
PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             -----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 2001 (Unaudited)
               and December 31, 2000                                       4

         Consolidated Statements of Operations -- (Unaudited)
               three months ended June 30, 2001 and 2000                   5

         Consolidated Statements of Operations -- (Unaudited)
               six months ended June 30, 2001 and 2000                     6

         Consolidated Statements of Cash Flow -- (Unaudited)
               six months ended June 30, 2001 and 2000                     7

         Notes to Consolidated Financial Statements -
               June 30, 2001                                               8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11-14


PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                     15

SIGNATURE PAGE                                                             16
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                               June 30            December 31
                                                                                                2001                 2000
                                                                                           ----------------     ----------------
Assets
Current assets:
  Cash and cash equivalents                                                                       $      -            $   2,189
  Restricted cash                                                                                      105                  105
  Accounts receivable, net of allowance for doubtful accounts of $72 and $102                          357                  566
  Prepaid expenses and other current assets                                                             81                  503
                                                                                                  --------            ---------
Total current assets                                                                                   543                3,363

Property and equipment, net of accumulated depreciation and amortization                               630                  733
Restricted cash                                                                                        381                  383
Software development costs, net                                                                      2,648                2,299
Purchased software, net                                                                              1,291                1,660
Non-current assets - other                                                                               4                   30
                                                                                                  --------            ---------
Total non-current assets                                                                             4,954                5,105
                                                                                                  --------            ---------
Total assets                                                                                      $  5,497            $   8,468
                                                                                                  ========            =========

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                                                $    550            $     602
  Accrued expenses and other current liabilities                                                       328                  304
  Dividend payable                                                                                     304                  184
  Deferred revenue                                                                                     504                  562
  Current maturities of long-term debt                                                                  36                   37
  Short-term debt - debenture                                                                        1,170                2,663
  Accrued royalties                                                                                    470                    -
                                                                                                  --------            ---------
Total current liabilities                                                                            3,362                4,352

Long-term debt, less current maturities                                                              1,000                1,025
                                                                                                  --------            ---------
Total long-term liabilities                                                                          1,000                1,025
                                                                                                  --------            ---------
Total liabilities                                                                                    4,362                5,377

Stockholders' equity:
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280 at June 30, 2001 and December 31, 2000)
  Series A, par value $2.00, Issued and outstanding 500,000 shares                                   1,000                1,000
  Series F, par value $2.00, Issued and outstanding shares - 780                                         2                    2
  Series H, par value $2.00, Issued and outstanding shares - 1,500                                       3                    3
  Common stock, par value $0.001
  Authorized shares - 50,000,000, Issued and outstanding shares - 37,735,334 a
  nd 31,225,442 in 2001 and 2038, respectively                                                          38                   31
  Additional paid-in-capital                                                                        50,160               45,808
  Accumulated deficit                                                                              (50,068)             (43,753)
                                                                                                  --------            ---------
Total stockholders' equity                                                                           1,135                3,091
                                                                                                  --------            ---------
Total liabilities and stockholders' equity                                                        $  5,497            $   8,468
                                                                                                  ========            =========

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                        June 30
                                                                              ----------------------------
                                                                                 2001             2000
                                                                              -----------      -----------
Revenues:
  Product license                                                             $       248      $       132
  Services                                                                            505              106
                                                                              -----------      -----------
    Total revenues                                                                    753              238

Cost of revenues:
  Product license                                                                     411              260
  Services                                                                            294              253
                                                                              -----------      -----------
    Total cost of revenues                                                            705              513

    Gross profit                                                                       48             (275)

Operating expenses:
  Sales and marketing                                                                 936            1,378
  General and administrative                                                          865            1,159
  Research and development                                                             38               49
                                                                              -----------      -----------
    Total operating expenses                                                        1,839            2,586

Other income (expense)
  Interest income, net                                                                  3               99
  Convertible debenture interest expense                                              (76)               -
  Allowance for disputed royalties                                                   (238)               -
  Other                                                                              (153)              31
                                                                              -----------      -----------
    Total other income (expense)                                                     (464)             130

Loss from operations, before provision for income taxes                            (2,255)          (2,731)

Income taxes                                                                            -                -
                                                                              -----------      -----------
Loss from operations                                                               (2,255)          (2,731)

Preferred stock dividends                                                             (76)            (110)
                                                                              -----------      -----------
Net loss applicable to common stockholders                                    $    (2,331)     $    (2,841)
                                                                              ===========      ===========

Basic and diluted net loss from continuing
  operations applicable to common shares                                      $     (0.06)     $     (0.11)
                                                                              ===========      ===========
Basic and diluted weighted average common
  shares outstanding                                                           36,029,835       27,143,038
                                                                              ===========      ===========

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                                   Six Months Ended
                                                                                      June 30
                                                                             -----------------------------
                                                                                 2001             2000
                                                                             ------------     ------------
Revenues:
  Product license                                                            $        405      $       291
  Services                                                                            789              665
                                                                             ------------      -----------
    Total revenues                                                            $     1,194      $       956

Cost of revenues:
  Product license                                                                     798              328
  Services                                                                            790            1,017
                                                                             ------------      -----------
  Total cost of revenues                                                            1,588            1,345

  Gross profit                                                                       (394)            (389)

Operating expenses:
  Sales and marketing                                                               2,053            2,144
  General and administrative                                                        1,607            1,817
  Research and development                                                             80               49
                                                                             ------------      -----------
    Total operating expenses                                                        3,740            4,010

Other income (expense)
  Interest income, net                                                                 20              108
  Convertible debenture interest expense                                             (769)               -
  Allowance for note receivable                                                      (475)               -
  Allowance for disputed royalties                                                   (475)               -
  Other                                                                              (331)              30
                                                                             ------------      -----------
    Total other income (expense)                                                   (2,030)             138

Loss from operations, before provision for income taxes                            (6,164)          (4,261)

Income taxes                                                                            -                -
                                                                             ------------      -----------
Loss from operations                                                               (6,164)          (4,261)

Preferred stock dividends                                                            (151)            (187)
                                                                             ------------      -----------
Net loss applicable to common stockholders                                    $    (6,315)     $    (4,448)
                                                                              ===========       ==========

Basic and diluted net loss from continuing
  operations applicable to common shares                                      $     (0.18)     $     (0.17)
                                                                              ===========       ==========
Basic and diluted weighted average common
  shares outstanding                                                           34,212,377       26,206,413
                                                                              ===========       ==========

See accompanying notes.
                                       6

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                -----------------------------------
                                                                                   2001                     2000
                                                                                ----------               ----------
Operating Activities
Loss from operations                                                            $  (6,164)               $  (4,261)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                     970                      447
    Amortization of deferred financing fees and debt                                  708
    Increase in note receivable reserve                                               475
    Changes in operating assets & liabilities
      Accounts and notes receivable                                                  (266)                    (243)
      Prepaid expenses and other current assets                                       104                      (20)
      Other non current assets                                                         26                        -
      Accounts payable and accrued expenses                                           442                      249
      Deferred revenue and other                                                      (58)                     663
                                                                                ---------                ---------
Net cash used in operating activities                                           $  (3,763)                $ (3,165)

Investing activities
Purchase of property and equipment                                                    (97)                    (150)
Purchase of long term investment                                                        -                      (44)
Increase in capitalized software development costs                                   (772)                    (771)
                                                                                ---------                ---------
Net cash used in investing activities                                                (869)                    (965)


Financing activities
Issuance of convertible note                                                            -
Payment of preferred stock dividends                                                  (30)                     (90)
Repayments of notes receivable, related parties                                         -                       47
Repayment of long term obligation                                                     (26)                     (43)
Proceeds from issuance of preferred stock, net                                          -                    2,805
Proceeds from issuance of common stock                                              2,499                        -
Proceeds from exercise of common stock warrants/options                                 -                    6,468
                                                                                ---------                ---------
Net cash provided by financing activities                                       $   2,443                $   9,187
                                                                                ---------                ---------
Net increase in cash and cash equivalents                                          (2,189)                   5,057
Cash and cash equivalents, at beginning of year                                     2,189                      893
                                                                                ---------                ---------
Cash and cash equivalents, at end of period                                     $       0                $   5,950
                                                                                =========                =========

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

Note #2: Property and Equipment
         ----------------------
         Property and equipment consists of:
                                                        -------      -----------
                                                        June 30      December 31
                                                         2001           2000
                                                        -------      -----------

Machinery and equipment                                 $ 1,009      $ 1,004
Equipment under capital lease                               152          152
Furniture and fixtures                                      217          199
Leasehold improvements                                       64           64
Purchased software for internal use                         194          120
                                                        -------      -------
                                                          1,636        1,539
Less accumulated depreciation and amortization            1,006          806
                                                        -------      -------
                                                        $   630      $   733
                                                        =======      =======

Note #3: Stockholders' Equity
         --------------------

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

Note #4: Supplemental Disclosures of Cash Flow Information

                                                         Six months ended
                                                              June 30
                                                     -----------------------
                                                        2001         2000
                                                     ----------   ----------

Cash paid during period for interest                 $     9      $    48
                                                     -------      -------
Cash expenses incurred relative to Issuance
    of convertible preferred stock                         -      $   195
                                                     -------      -------
Cash expenses incurred relative to
    new equity                                       $   126      $     -
                                                     -------      -------
Non-cash financing activities are as follows:
    Conversion of debenture interest into
    common stock                                     $    51      $     -
                                                     -------      -------
    Conversion of debenture and preferred
    stock to common stock                            $ 1,830      $ 1,517
                                                     -------      -------


Note #5: Pending Accounting Pronouncements
         ---------------------------------

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

Note #6: Vendor Dispute
         --------------

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


Note #7:  Recent Accounting Pronouncements
          --------------------------------

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

In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. At June 30, 2001, the Company does not have any goodwill or indefinite lived intangibles recorded on its statement of financial condition.


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

The cash flows from investing activities during the same period resulted in a use of cash of $869 primarily due to increases in software development costs and purchases of equipment. Also, during the third quarter of 2000, the Company entered into a licensing agreement with ZipFinancial, Inc., a national alliance of community banks, which had selected SEDONA's Intarsia(TM) application solution to expand its online marketing and Internet banking offerings. Receipts under this agreement and certain reimbursements of SEDONA expenses total $85. During the fourth quarter of 2000, the Company entered into an agreement to loan up to $1,000 to ZipFinancial upon ZipFinancial reaching certain sales milestones and committing to meet certain minimum payments pursuant to the licensing agreement. In January 2001, SEDONA lent $475 to ZipFinancial under this agreement, which amount is secured by ZipFinancial's intellectual property. In February 2001, ZipFinancial announced it was ceasing operations and liquidating its assets. It is unknown what the probability of collection of the $475 from Zip Financial, Inc. is, or the value of any of the collateral and, accordingly, the Company recorded a charge in the first quarter of 2001 to reserve for the entire $475.

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


Financial Risk Management
-------------------------

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the period ended June 30, 2001, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

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

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders

         Proposal #1
         -----------
         In the Election of Directors to Terms Expiring in 2002

                                                 FOR               WITHHELD         TOTAL
                                                 ----------        --------         ----------
         Laurence L. Osterwise                   30,337,891        557,178          30,895,069
         R. Barry Borden                         30,280,031        615,038          30,895,069
         Marco A. Emrich                         30,350,706        544,363          30,895,069
         Michael A. Mulshine                     30,310,026        585,043          30,895,069
         Jack Pellicci                           30,250,116        644,953          30,895,069
         James C. Sargent                        30,354,791        540,278          30,895,069
         Robert M. Shapiro                       30,353,656        541,413          30,895,069
         James T. Womble                         30,358,206        536,863          30,895,069


         Proposal #2
         -----------
         To increase the authorized number of shares of Common Stock from fifty
         (50) to one hundred (100) million.

                                                 FOR               AGAINST           ABSTAIN
                                                 ----------        ---------         -------
         Street Vote:                            28,831,039        1,540,805         156,707
         Registered Vote:                           348,377           17,641             500
         Total Shares:                           29,179,416        1,558,446         157,207
         % of Outstanding:                           84.88%            4.53%           0.46%

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


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE: February 8, 2002              /S/ Marco A. Emrich
      ----------------              --------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer




DATE: February 8, 2002              /S/ William K. Williams
     -----------------              --------------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)