Form 10-Q/A
period 2001-09-30
SEDONA CORP
filed 2002-02-11
CIK 764843

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

For the transition period from ______________ to_________________


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

                       SEDONA CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                                                       PAGE
-----------------------------                                                                       ----
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets -- September 30, 2001 (Unaudited)                               4
           and December 31, 2000

           Consolidated Statements of Operations -- (Unaudited)
           three months ended September 30, 2001 and 2000                                              5

           Consolidated Statements of Operations -- (Unaudited)
           nine months ended September 30, 2001 and 2000                                               6

           Consolidated Statements of Cash Flow -- (Unaudited)
           nine months ended September 30, 2001 and 2000                                               7

           Notes to Consolidated Financial Statements -
           September 30, 2001                                                                       8-13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                           14-16


PART II.   OTHER INFORMATION
----------------------------

Item 2.    Changes in Securities and Use of Proceeds                                                  17

Item 6.    Exhibits and Reports on Form 8-K.                                                          17


SIGNATURE PAGE                                                                                        18
--------------

                       NOTE ON FORWARD-LOOKING STATEMENTS


This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (unaudited)


--------------------------------------------------------------------------------------------------------------
                                                                            September 30           December 31
                                                                                    2001                  2000
--------------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                           $ 20               $ 2,189
Restricted cash                                                                      105                   105
Accounts receivable, net of allowance for doubtful accounts of
$49 and $102                                                                         119                   566
Prepaid expenses and other current assets                                             43                   503

Total current assets                                                                 287                 3,363
Property and equipment, net of accumulated depreciation and                          514                   733
amortization
Restricted cash                                                                      383                   383
Software costs, net                                                                2,672                 3,959
Other assets                                                                           5                    30
                                                                                 -------              --------
Total assets                                                                     $ 3,861               $ 8,468
                                                                                 =======              ========
Liabilities and stockholders' equity Current liabilities:
Accounts payable                                                                   $ 918                 $ 602
Accrued expenses and other current liabilities                                       413                   304
Dividend payable                                                                     154                   184
Deferred revenue                                                                     458                   562
Current maturities of long-term debt                                                  33                    37
Short-term debt - debenture                                                          805                 2,663
                                                                                 -------              --------
Total current liabilities                                                          2,781                 4,352
Long-term debt, less current maturities                                              992                 1,025
                                                                                 -------              --------
Total long-term liabilities                                                          992                 1,025
                                                                                 -------              --------
Total liabilities                                                                  3,773                 5,377

Stockholders' equity:
Class A convertible preferred stock
Authorized shares - 1,000,000 (liquidation preference $3,280 at
September 30, 2001 and December 31, 2000)
Series A, par value $2.00, Issued and outstanding 500,000 shares                   1,000                 1,000
Series F, par value $2.00, Issued and outstanding shares - 780                         2                     2
Series H, par value $2.00, Issued and outstanding shares - 1,500                       3                     3
Common stock, par value $0.001
Authorized shares - 100,000,000, Issued and outstanding shares -
39,468,667 and 31,225,442 in 2001 and 2000, respectively                              39                    31
Additional paid-in-capital                                                        51,549                45,808
Accumulated deficit                                                              (52,505)              (43,753)
                                                                                 -------              --------
Total stockholders' equity                                                            88                 3,091
                                                                                --------              --------
Total liabilities and stockholders' equity                                       $ 3,861               $ 8,468
                                                                                 =======              ========
--------------------------------------------------------------------------------------------------------------

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                              September 30
                                                                                  --------------------------------
                                                                                         2001                 2000
                                                                                  --------------------------------
Revenues:
Product license                                                                          $ 75                $ 176
Maintenance and services                                                                  341                  159
                                                                                  -----------          -----------
Total revenues                                                                            416                  335

Cost of revenues:
Product license                                                                           413                  414
Maintenance and services                                                                  264                  333
Write-off of purchased software                                                         1,232                    -
                                                                                  -----------          -----------
Total cost of revenues                                                                  1,909                  747

Gross profit                                                                          (1,493)                (412)

Operating expenses:

Sales and marketing                                                                       817                1,680
General and administrative                                                              1,081                  915
Research and development                                                                   40                   47
                                                                                  -----------          -----------
Total operating expenses                                                                1,938                2,642

Other income (expense)
Interest income(expense), net                                                             (3)                   39
Convertible debenture interest expense                                                   (17)                    -
Recovery of allowance for contract dispute                                                474                    -
Other                                                                                    (37)                   25
                                                                                  -----------          -----------
Total other income (expense)                                                              417                   64

Loss from operations, before provision for income taxes                               (3,014)              (2,990)
Income taxes                                                                                -                    -
                                                                                  -----------          -----------
Loss from operations                                                                  (3,014)              (2,990)
Preferred stock dividends                                                                 151                 (99)
                                                                                  -----------          -----------
Net loss applicable to common stockholders                                          $ (2,863)            $ (3,089)
                                                                                  ===========          ===========
Basic and diluted net loss from continuing
operations applicable to common shares                                               $ (0.07)             $ (0.11)
                                                                                  ===========          ===========
Basic and diluted weighted average common
shares outstanding                                                                 38,395,407           28,150,176
                                                                                  ===========          ===========
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                 --------------------------------
                                                                                   2001                   2000
                                                                                 --------------------------------
Revenues:
Product license                                                                      $ 480                 $ 467
Maintenance and services                                                             1,130                   825
                                                                                  --------               -------
Total revenues                                                                       1,610                 1,292

Cost of revenues:
Product license                                                                      1,211                   655
Maintenance and services                                                             1,054                 1,438
Write-off of purchased software                                                      1,232                     -
                                                                                  --------               -------
Total cost of revenues                                                               3,497                 2,093

Gross profit                                                                        (1,887)                 (801)

Operating expenses:
Sales and marketing                                                                  2,870                 3,824
General and administrative                                                           2,688                 2,733
Research and development                                                               120                    96
                                                                                  --------               -------
Total operating expenses                                                             5,678                 6,653

Other income (expense)
Interest income, net                                                                    17                   147
Convertible debenture interest expense                                                (786)                    -
Recovery of allowance for note receivable                                             (475)                    -
Other                                                                                 (368)                   55
                                                                                  --------               -------
Total other income (expense)                                                        (1,612)                  202

Loss from operations, before provision for income taxes                             (9,177)               (7,252)
Income taxes                                                                             -                     -
                                                                                  --------               -------
Loss from operations                                                                (9,177)               (7,252)
Preferred stock dividends                                                                -                  (286)
                                                                                  --------               -------
Net loss applicable to common stockholders                                        $ (9,177)             $ (7,538)
                                                                                  ========              ========
Basic and diluted net loss from continuing
operations applicable to common shares                                            $  (0.26)              $ (0.27)
                                                                                  ========              ========
Basic and diluted weighted average common
shares outstanding                                                              35,778,468            27,724,191
                                                                                ==========           ===========
----------------------------------------------------------------------------------------------------------------

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                       CONSOLDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                ----------------------------------
                                                                                     2001                     2000
                                                                                ----------------------------------

Operating Activities
Loss from operations                                                            $  (9,177)                $ (7,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                       1,524                      906
Reserve for partnership investment                                                    475                        -
Amortization of deferred financing fees and debt                                      656                        -
Valuation of non-employee warrants                                                    406                        -
Changes in operating assets & liabilities
Accounts and notes receivable                                                         448                      (11)
Prepaid expenses and other current assets                                             186                     (215)
Other non current assets                                                               26                     (413)
Accounts payable and accrued expenses                                                 424                      550
Deferred revenue and other                                                           (104)                     771
                                                                                ---------                 --------
Net cash used in operating activities                                           $  (5,136)                $ (5,719)

Investing activities
Purchase of property and equipment                                                   (101)                    (294)
Purchase of long term investment                                                        -                     (122)
Decrease/(Increase) in software development costs                                      83                   (1,600)
Partnership investment                                                               (475)                       -
                                                                                ---------                 --------
Net cash used in investing activities                                            $   (493)               $  (2,016)

Financing activities
Issuance of convertible note                                                          117                        -
Payment of preferred stock dividends                                                  (30)                    (120)
Repayments of notes receivable, related parties                                         -                       47
Repayment of long term obligation                                                     (26)                     (99)
Proceeds from issuance of preferred stock, net                                          -                    2,805
Proceeds from issuance of common stock                                              3,399                      940
Proceeds from exercise of common stock warrants/options                                 -                    6,731
                                                                                ---------                 --------
Net cash provided by financing activities                                         $ 3,460                 $ 10,304
                                                                                ---------                 --------
Net increase/decrease in cash and cash equivalents                                 (2,169)                   2,569
Cash and cash equivalents, at beginning of year                                     2,189                      893
                                                                                ---------                 --------
Cash and cash equivalents, at end of period                                          $ 20                  $ 3,462
                                                                                =========                =========
------------------------------------------------------------------------------------------------------------------

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

Note #2: Property and Equipment

Property and equipment consists of:

-----------------------------------------------------------------------------------------------
                                                           September 30             December 31
                                                                   2001                    2000
                                                    -------------------------------------------
Machinery and equipment                                         $ 1,027                 $ 1,004
Equipment under capital lease                                       152                     152
Furniture and fixtures                                              199                     199
Leasehold improvements                                               64                      64
Purchased software for internal use                                 198                     120
                                                           ------------             -----------
                                                                  1,640                   1,539
Less accumulated depreciation and amortization                  (1,126)                   (806)
                                                           ------------             -----------
                                                                  $ 514                   $ 733
                                                           ============             ===========
-----------------------------------------------------------------------------------------------

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

In July 2001, we granted a consultant 563 thousand warrants with expiration dates ranging from April, 2006 through December, 2010, of which 411 thousand vested immediately and 152 thousand vested over future periods. We established fair value of the warrants issued using the measurement criteria at the date of grant, as outlined below, as July, 2001 was determined to be the date at which a commitment for performance by the consultant to earn the equity instruments was reached. These warrants had a fair value of 481, of which $380 was recognized in the third quarter statement of operations, and the remainder will be recognized over the vesting period. Additionally, 59 thousand warrants were issued during August and September to 6 separate consultants for services rendered during that period. The fair value of such warrants was determined on the date of grant, as that was the date at which a commitment for performance by the consultant to earn the equity instruments was reached. We recognized $26 thousand during the 3rd quarter related to these warrants in the third quarter statement of operations.

       Assumptions Used
       Life of warrants:                           Various
       Volatility:                                 .93
       Vesting period:                             Various
       Fair value of stock at date of grant:       $.82
       Expected dividend yield:                    0
       Fair value of option:                       $0.57 to $0.82

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

Note #4: Supplemental Disclosures of Cash Flow Information

--------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
                                                                                  September 30
                                                                    ------------------------------------------
                                                                                    2001                 2000
                                                                    ------------------------------------------
Cash paid during period for interest                                             $    13              $    20
                                                                       -----------------    -----------------
Cash expenses incurred relative to Issuance of convertible
preferred stock                                                                        -              $   195
                                                                       -----------------    -----------------
Cash expenses incurred relative to new equity                                    $   151              $    60
                                                                       -----------------    -----------------
Non-cash financing activities are as follows:
Conversion of debenture interest into common stock                               $    51              $     -
                                                                       -----------------    -----------------
Conversion of debenture and preferred stock to common stock                      $ 1,830              $ 1,806
                                                                       -----------------    -----------------

-------------------------------------------------------------------------------------------------------------

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #5: Vendor Dispute

In mid 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, it had become apparent that, despite a $277K expenditure on the part of the Company in integrating this product into Intarsia(TM), the project had become infeasible due to the lack of support by the vendor and

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #5: Vendor Dispute  (continued)

its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns in April 2001 and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. As a result, to-date accruals in the regard of $480 have been reversed. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.

Note #6  Capitalized Software

During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels, management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in certain previously acquired CIMS products, management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected level of revenues from the majority of the CIMS products was substantially reduced and no longer could support the recoverability of certain elements of capitalized software. As a result, the Company wrote-off $1,232 of capitalized and purchased software.

Note #7:  Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. At September 30, 2001, the Company does not have any goodwill or indefinite lived intangibles recorded on its statement of financial condition.

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

Total cost of revenues increased to $1,909 for the three months ended September 30, 2001 from $747 for the three months ended September 30, 2000. Total cost of revenues increased to $3,497 for the nine months ended September 30, 2001 from $2,093 for the nine months ended September 30, 2000. The cost of revenues increased in the third quarter of 2001 primarily because of the write-off of purchased software. During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels, management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in certain previously acquired CIMS products, management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected level of revenues from the majority of the CIMS products was substantially reduced and no longer could support the recoverability of certain elements of capitalized software. As a result, the Company wrote-off $1,232 of capitalized and purchased software.

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

The Company believes that, if it can generate funds from operations and additional sales of securities, those funds, along with the proceeds from the sale of securities in 2001, will be sufficient to meet the Company's working capital requirements for 2001. The Company has incurred substantial losses from operations of approximately $9,177 for the nine-month period ended September 30, 2001 $10,682 and $6,237 during the years ended December 31, 2000 and 1999, respectively. Losses from operations are expected to continue into 2002 and the Company will require additional financing for the foreseeable future, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management, however, maintains and periodically updates a long range (beyond one year) as well as shorter-term (next 12 months) business plan to anticipate and meet financial needs, which we believe to be feasible. Such plans take into account all funding requirements of the Company, including any material contingent liabilities and anticipated timing. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing. The Company has no material capital expenditures, payment obligations, demands or commitments (including off-balance sheet items) to be incurred beyond the next 12 months other than those disclosed in the notes to the financial statements.

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

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the period ended September 30, 2001, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

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