Form 10-K/A
period 2001-12-31
SEDONA CORP
filed 2002-02-11
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

{X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

{ } Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K { }.

The aggregate market value of the Voting Stock held by non-affiliates of the registrant computed by reference to the closing price as reported on The Nasdaq Stock Market system as of April 10, 2001 was $30,977,000.

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

                                     PART I

ITEM 1. BUSINESS


General

SEDONA Corporation was organized as a corporation in 1992. SEDONA Corporation develops, markets, services and supports enterprise scale Internet Customer Relationship Management (CRM) application solutions that enable small and mid-sized businesses to optimize their return on customer relationships by personalizing the interaction with their customers and thereby ensuring that their sales and marketing efforts are strategically managed towards enhancing their customer acquisition, intimacy, satisfaction and retention capabilities.

SEDONA Corporation made significant additions to its business during 2000 through the acquisition of business and technology focusing on its core application solution strategy. In this regard, during the third quarter of 1999, the Company's Board of Directors decided to sell two divisions of the Company that were not part of its realigned strategy of focusing on the development of its Internet-based software products. Prior to disposal of Tangent and TRC businesses in the third quarter of 1999 the Company was made up of three components: Tangent (a manufacturing line of peripheral scanning equipment); TRC (a business service related to the Tangent technology); and SedonaGeoservices (a software business which was acquired in 1995 and subsequently developed further by SEDONA). As a result of the Board's comprehensive review of all business sectors, it was concluded that the company would realign its focus to the software business as it had the best long-term prospects. On July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed.

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

With the realignment of operations completed, the Company is now able to focus all efforts on its business of providing enterprises with Internet-based CRM application solutions that assist marketing and sales organizations to identify and visualize more quickly and precisely new market opportunities that improve sales results and market penetration.

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

Patents and Copyrights

The Company believes strongly in copyrighting and trademarking its products and servicemarking its services. The Company has a pending service mark application for a corporate logo design, which was filed with the United States Patent and Trademark Office (USPTO) on December 4, 2000. This service mark is currently awaiting publication review. The Company also has a pending service mark application for the mark entitled "Sedona", that was filed with the USPTO on December 4, 2000. This application was initially refused registration because of allegedly confusingly similar marks cited by the USPTO. The Company has presented arguments to the USPTO, attempting to distinguish the respective "Sedona" marks. In addition, the Company filed an application for the trademark "Intarsia" with the USPTO on March 8, 2000. If these pending applications proceed to registration, the Company will have the exclusive right to use the logo design, "Sedona" and "Intarsia" in connection with those services recited in the respective registrations.

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

2. An experienced strategic alliances organization to create new sales channel capacity for selling SEDONA's Intarsia and marketing solutions services. This group is responsible for leveraging and expanding OEM (original equipment manufacturer) and VAR (value added resellers) distribution channel partnerships. These alliances include:

         Technology enabling partnerships:
         o Acxiom - Principally provides data base marketing service utilized by SEDONA customers to perform such tasks as promotion and customer segmentation and campaign management. SEDONA pays Acxiom a portion of its sales involving Acxiom data and services.
         o E.piphany - Provides technology module through which SEDONA would be able to sell to E.piphany's customers, as well exploration of resale of certain elements of SEDONA's technology to the E.piphany customer base. SEDONA and E.piphany entered into a definitive agreement on June 30, 2000, but the agreement was in dispute in 2001 after E.piphany changed its marketing policies; hence, no substantive technology exchange has occurred.
         o DataMentors - Provides an "Advanced Householding" module as an additional option to SEDONA customers. SEDONA shares revenues attributable to the module with Data Mentors based on a formula.

           Marketing relationships:

         o IBM - IBM's Banking and Financial Services Group has designated SEDONA's Intarsia(TM) as the solution of choice for the smaller to mid-sized financial institution. IBM actively promotes SEDONA's product to its customers and partners. SEDONA pays IBM a commission for all business which results from IBM channel efforts.
         o Jack Henry - Represents an IBM channel partner that was targeted by SEDONA's strategic partnership group, but which has in recent weeks decided to acquire its own CRM technology.
         o Alltel - Represents an IBM channel partner that is targeted by SEDONA's strategic partnership group for future partnership potential.
         o Fiserv - Represents an IBM channel partner that is targeted by SEDONA's strategic partnership group for future partnership potential.

           Services Partnerships:
         o Profit Resources - Provide services specific to profitability analysis used by banks. Profit Resources builds on the SEDONA systems in order to perform its analyses and pays SEDONA a commission on introductions.
         o CBMS - Complementary services to extend use of SEDONA's product within the CBMS customer base, including market planning, strategic business planning and execution. By use of such services, financial service institutions are able to outsource various marketing functions. CBMS pays SEDONA fees primarily based on introductions by SEDONA.
         o DCMS - Complementary services to extend use of SEDONA's product within the DCMS customer base, including market planning, strategic business planning and execution. By use of such services, financial service institutions are able to outsource various marketing functions. DCMS pays SEDONA fees primarily based on introductions by SEDONA.
         o Sigma Analytics - Complementary services to extend use of SEDONA's product within the Sigma Analytics customer base, including modeling to help banks personalize their products and services and develop more effective marketing strategies. Sigma and SEDONA pay each other fees based on the work generated through this alliance.

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

Competition

The CRM market has offerings from providers that focus on sales force automation, call center management, contact management and other components that address certain aspects of the customer relationship. SEDONA's offering is unique in combining comprehensive, real-time data integration and enhancement capability along with visualization of required business information. Further, SEDONA delivers its capabilities over the Internet in a cost effective, usable manner. SEDONA's principal methods of meeting competition are on the basis of service, product functionality and attractive pricing practices. SEDONA's key competitors currently are John Harland Company, Harte Hanks and Centrax Group. Harland has historically been primarily a provider of checks and other financial forms to financial institutions. Harte-Hanks is primarily focused on CRM and Internet marketing of response management in many different market areas. Centrax is a private vendor primarily focused on low cost solutions in the financial services business. We believe that SEDONA maintains superior product capabilities that provide a fully integrated, robust CRM system in contrast to the generally older technologies of its principal competitors. Also, CRM is SEDONA's only business and its focus on financial institutions enables it to maintain a strong reputation in this vertical market.

SEDONA's strategic partnerships, achieved either by integrating SEDONA's capabilities into our partners' solutions or by integrating our partners' technologies into SEDONA's application solution, create an overall remarketing/reselling opportunity and strengthen SEDONA's competitive position.

Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the markets for CRM applications continue to develop. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire a significant market share.

Increased competition may result from acquisitions of other customer relationship management vendors. The results of increased competition, including price reductions of our products, and reduction of market share, could materially and adversely affect our business, operating results, and financial condition. In several of our market segments, we believe there is a distinct trend by competitors toward securing market share at the expense of profitability. This trend could have an impact on the mode and success of our ongoing business in these segments.

Some of our current and many of our potential competitors have much greater financial, technical, marketing, and other resources. As a result, they may be able to respond more quickly than SEDONA can to new or emerging technologies and changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products. We may not be able to compete successfully against current and future competitors. In addition, competitive pressures that we face may materially and adversely affect our business, operating results, and financial condition.

We believe that the principal competitive factors affecting our customer markets include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources. In addition, we believe that our future financial performance will depend in large part on our success in continuing to expand our product line of customer relationship management solutions and in creating organizational awareness of the benefits associated with purchasing these solutions from a dedicated vendor. The key factors which we believe will help us compete favorably are:

- Management - We have many years of management-level experience dealing with a balance of small, medium and large organizations in the financial services and software space; we also have established processes to ensure that we can deliver quality software on time. We also have the infrastructure in place to grow exponentially and can operate efficiently under this expectation.

- Market leadership - We have established leadership in our market sector and have set the benchmark for others to follow.

- Technical - We have a very advanced product and knowledge base within our engineering group, especially in the rich domain skills in the product and in our "Center of Excellence" cross functionally trained personnel pool.

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

        HOLDER MATTERS.

Market Price of and Dividends on the Company's Common Stock

The Common Stock is quoted on The Nasdaq SmallCap Market under the symbol
"SDNA."

The following table sets forth the high and low sales prices of the Company's Common Stock as reflected on The Nasdaq SmallCap Market for the periods indicated.

               Common Stock          High Sales Price        Low Sales Price

               1999
               1st Quarter           $     3.13              $ 2.06
               2nd Quarter           $     2.63              $ 1.16
               3rd Quarter           $     3.47              $ 1.25
               4th Quarter           $     3.50              $ 1.34


               Common Stock          High Sales Price        Low Sales Price

               2000
               1st Quarter           $ 10.25            $ 2.75
               2nd Quarter           $  7.25            $ 2.41
               3rd Quarter           $  3.69            $ 1.34
               4th Quarter           $  1.84            $ 0.63


               Common Stock          High Sales Price        Low Sales Price

               2001
               1st Quarter           $ 1.94                  $ 0.69

As of April 10, 2001, there were approximately 13,000 Shareholders of record. On April 10, 2001 the last reported sale price of the Company's Common Stock as reported on The Nasdaq SmallCap Market was $.92.

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate payment of cash dividends on its Common Stock in the foreseeable future. It is the current intent of the Company to continue to retain any earnings to finance the development and expansion of its business.

Recent Sales of Unregistered Securities

In February 2000, the Company closed a $3,000 private placement by issuing 3,000 shares of Series G convertible preferred stock to a single institutional investor. The then outstanding Series G convertible preferred stock was redeemed in November 2000 in connection with the issuance of the $3,000 principal amount convertible Debenture discussed below.

In August 2000 the Company sold 476,190 shares of Common Stock to one institutional investor for an aggregate purchase price of $1,000. The Company also issued to the such purchaser a four year warrant to purchase 47,619 shares of Common Stock at an exercise price of $2.96 per share. The Company paid a $60 sales commission to Ladenburg Thalmann, a registered broker-dealer, as placement agent in connection with this offering and issued a warrant to it to purchase 33,333 shares of Common Stock at an exercise price of $2.38 per share.

In October 2000 the Company sold 952,380 shares of Common Stock to one [institutional/individual] investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser a four year warrant to purchase 95,238 shares of Common Stock at an exercise price of $1.47 per share. The Company paid a $60 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering and issued a warrant to it to purchase 66,667 shares of Common Stock at an exercise price of $1.16.

On November 22, 2000, the Company closed a $3,000 private placement purchase agreement with one institutional investor for the issuance of Debentures convertible into its Common Stock. The net proceeds were approximately $2,320, of which $2,246 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. The Debentures are due and payable 120 days from issuance or, at the Company's request, may be extended for subsequent 30 day periods. The convertible Debentures bear interest quarterly in arrears on the outstanding principal at the rate of 5% per annum. Prior to maturity, the Debentures may be converted at a conversion price of $1.13 per share at any time the Common Stock price exceeds $2.00 per share. In the event that the Debentures are not paid at the time of maturity, the actual purchase price of the convertible Debenture may be converted into Common Stock at the option of the holder at the lesser of $1.41 and 85% of the volume-weighted average price of the Company's Common Stock over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible Debenture, the Company also issued a warrant to the Debenture holders to purchase up to 400,000 shares of Common Stock at an exercise price of $1.37 and a fair value of $472, which was treated as deferred financing costs and additional paid in capital. The Company also issued an additional warrant to purchase up to 266,667 shares of Common Stock at the same exercise price, which will only be exercisable if the convertible Debenture is not paid in full within 120 days of the original issuance.

In December 2000 the Company sold 1,030,928 shares of Common Stock to one Institutional investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser a four year warrant to purchase 103,092 shares of Common Stock at an exercise price of $1.35 per share. The Company paid a $70 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to it to purchase 72,165 shares of Common Stock at an exercise price of $1.07 per share.

In January 2001, the Company sold 1,538,462 shares of Common Stock to one outside investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 153,846 shares of Common Stock at an exercise price of $0.91 per share. The Company paid a $70 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering and issued a warrant to purchase 107,692 shares of Common Stock at an exercise price of $0.72.

In April 2001, the Company sold to one outside investor a $500 principal amount note convertible into its Common Stock bearing interest at a rate of 8% per year. Principal and accrued and unpaid interest on the note are due and payable on April 1, 2002. Prior to maturity, the note is convertible, at any time the Company's Common Stock price exceeds $1.00 per share, into a number of shares equal to 95% of the average of the average high and low sales price of a share of the Company's Common Stock on the Nasdaq SmallCap Market (the "Average Daily Price") over the five trading days prior to conversion. After the maturity date, outstanding principal and accrued interest may be converted at the option of the holder at the lesser of (i) 115% of the closing price of a share of the Company's Common Stock on the maturity date and (ii) 95% of the average of the Average Daily Price over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible note, the Company also issued a warrant to the noteholder to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D solely to accredited investors with whom it had a pre-existing relationship.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Prior to disposal of Tangent and TRC businesses in the third quarter of 1999 the Company was made up of three components: Tangent (a manufacturing line of peripheral scanning equipment); TRC (a business service related to the Tangent technology); and SedonaGeoservices (a software business which was acquired in 1995 and subsequently developed further by SEDONA). As a result of the Board's comprehensive review of all business sectors, it was concluded that the Company would realign its focus 100% to the software business as it had the best long-term prospects. On July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed. Reporting for 1998 and 1999, therefore, in the Form 10-K for the Year Ended December 31, 2000 included Tangent and TRC as "discontinued operations" and the software business was reported as "continuing operations".

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

Net revenue increased to $1,787 for the year ended December 31, 2000, from $244 for the year ended December 31, 1999. The growth in revenues was primarily due to acquisition of the CIMS software business from Acxiom Corporation as well as sale of new units of software product made by SEDONA after the acquisition.

Sales for the year ended December 31, 1999 increased to $224 from $15 in the prior year ended December 31, 1998 principally on account of a block sale of the company's software product line.

Total cost of revenues increased to $2,896 for the year ended December 31, 2000 from $204 for the year ended December 31, 1999, reflecting principally the acquisition of the CIMS business. Total cost of revenues decreased to $204 for the year ended December 31, 1999 from $387 for the year ended December 31, 1998, reflecting lower capitalization of software development costs.

Total operating expenses increased to $9,610 in the year ended December 31, 2000 from $3,349 in the same period a year earlier, reflecting the addition of staffing from the CIMS acquisition as well as infrastructure development in the areas of sales and marketing expenses required to build critical mass in these areas. Total operating expenses in the year ended December 31, 1999 declined to $3,349 from a level of $3,939 in the year earlier period on account of reductions in staff and facilities as the Tangent and TRC divestitures were completed.

Other expense in the year ended December 31, 2000 increased to $107, compared to income of $45 in the same period a year earlier, reflecting increases in financial costs. For the year ended December 31, 1999 other income declined to $45 compared to $60 in the period ended December 31, 1998, reflecting principally lower interest income.

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

The Company believes that, if it can generate funds from operations and additional sales of securities, those funds, along with the proceeds from the sale of securities in 2001, will be sufficient to meet the Company's working capital requirements for 2001. The Company has incurred substantial losses from operations of approximately $10,682 and $6,237 during the years ended December 31, 2000 and 1999, respectively. Losses from operations are continuing in 2001 and the Company will require additional financing in 2001, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management, however, maintains and periodically updates a long range (beyond one year) as well as shorter-term (next 12 months) business plan to anticipate and meet financial needs, which we believe to be feasible. Such plans take into account all funding requirements of the Company, including any material contingent liabilities and anticipated timing. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; and maintaining leadership of its application, and seeking additional debt or equity financing. The Company has the ability to shrink its operations. From the period March 31, 2001 to December 31, 2001, the Company shrunk its operations from 51 full time personnel to 39 personnel. From the period January 1, 2001 through December 31, 2001, the Company has raised approximately $4.7 million through additional debt and equity private placement offerings. The Company has no material capital expenditures, payment obligations, demands or commitments (including off-balance sheet items) to be incurred beyond the next 12 months other than those disclosed in the notes to the annual financial statements.


Inflation

Although inflation has resulted in an increase in certain operating costs during the past three years, management believes it has not had a material effect on the Company's results of operations or financial condition.

Financial Risk Management

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the years ended December 31, 2000 and 1999, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced. See Notes 5 and 6 to the financial statements for additional information with respect to the Company's long-term debt and convertible preferred stock.

ITEM 7A    -    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
                See "Financial Risk Management" in Item 7, "Management's
                Discussion and Analysis".


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

February 8, 2002                          /S/ Marco A. Emrich
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

Signatures
----------

BY /S/ Laurence L. Osterwise                          Date  February 8, 2002
  -----------------------------------------           ---------------------
  Chairman of the Board of Directors

BY /S/ R. Barry Borden                                Date February 8, 2002
  -----------------------------------------           ---------------------
  R. Barry Borden
  Vice Chairman of the Board of Directors

BY /S/ Marco A. Emrich                                Date February 8,2002
  -----------------------------------------           ---------------------
  Chief Executive Officer and President

BY /S/ William K. Williams                            Date February 8, 2002
  -----------------------------------------           ---------------------
  Chief Financial Officer and Vice President
  Principal Financial and Accounting Officer

BY /S/ Michael A. Mulshine                            Date February 8, 2002
  -----------------------------------------           ---------------------
  Michael A. Mulshine
  Director and Secretary

BY /S/ David S. Hirsch                                Date February 8, 2002
  -----------------------------------------           ---------------------
  David S. Hirsch
  Director

BY /S/ Jack Pellicci                                  Date February 8, 2002

  -----------------------------------------           ---------------------
  Jack Pellicci
  Director

BY /S/ James C. Sargent                               Date February 8, 2002
  -----------------------------------------           ---------------------
  James C. Sargent
  Director

BY /S/ Robert M. Shapiro                              Date February 8, 2002
  -----------------------------------------           ---------------------
  Robert M. Shapiro
  Director

BY /S/ James T. Womble                                Date February 8, 2002
  -----------------------------------------           ---------------------
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



                                     /s/ Ernst & Young LLP
                                     --------------------------------------


March 30, 2001
Philadelphia, Pennsylvania

                       SEDONA Corporation and Subsidiaries

                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                     December 31
                                                                                2000            1999
                                                                                ---------------------
Assets
Current assets:

    Cash and cash equivalents                                                   $2,189         $  893
     Restricted cash                                                               105            --
    Accounts receivable, net of allowance for doubtful accounts of
       of $102 and $0                                                              566            --
    Prepaid expenses and other current assets                                      503             91
                                                                                ---------------------
Total current assets                                                             3,363            984

Property and equipment, net of accumulated depreciation
    and amortization                                                               733            377
Restricted cash                                                                    383            --
Software development costs, net                                                  2,299            660
Purchased software, net                                                          1,660            --
Non-current assets - other                                                          30            --
Net assets of discontinued operations                                              --              183
                                                                                ---------------------
Total non-current assets                                                         5,105          1,220
                                                                                ---------------------
Total assets                                                                     8,468         $2,204
                                                                                =====================

Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                               602            134
     Accrued expenses and other current liabilities                                304            374
    Dividend payable                                                               184            139
    Deferred revenue                                                               562             24
    Current maturities of long-term debt                                            37             51
     Short-term debt - debenture                                                 2,663            --
                                                                                ---------------------
Total current liabilities                                                        4,352            722

Long-term debt, less current maturities                                          1,025             51
                                                                                ---------------------
Total long-term liabilities                                                      1,025             51
                                                                                ---------------------
Total liabilities                                                                5,377            773

Stockholders' equity:
Class A convertible preferred stock
     Authorized shares - 1,000,000 (liquidation preference $3,000 and $5,347)
     Series A, par value $2.00, Issued and outstanding 500,000 shares            1,000          1,000
    Series B, par value $2.00, Issued and outstanding shares - none and
      1,000 in 2000 and 1999, respectively                                          --              2
    Series F, par value $2.00, Issued and outstanding shares - 780 and
      1,000 in 2000 and 1999, respectively                                           2              2
    Series H, par value $2.00, Issued and outstanding shares - 1,500
      and none in 2000 and 1999, respectively                                        3             --

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

                       SEDONA Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                            -----------------------------------------------------------------------
                                                                                                                          Notes
                                                                                                         Additional    Receivable,
                                                                     Common Stock         Paid-In       Accumulated      Related
                                                                Shares       Amount       Capital         Deficit        Parties
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

Revenue Recognition

The Company's software arrangements consist of a license fee, installation services, and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services (i.e. the residual method), which revenue is not recognized until both elements have been delivered and customer acceptance has been received.

Product License Revenue
Revenues from the sale of product licenses are recognized upon delivery and completed installation of the software when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable. We defer product license revenue until such acceptance has been received.

Services Revenue
Service revenue includes professional services (primarily installation and training maintenance) and maintenance revenue over periods not exceeding one year.

         o Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Professional services involving installation of our product are accounted for as a significant modification or customization of our software product and therefore the associated revenue is recognized upon customer acceptance. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

         o Maintenance revenue is recognized ratably over the life of the related contract. We establish the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.

Application Service Provider Revenue
The Company provides the customer the option to utilize Intarsia in an application service provider (ASP) solution. In an ASP environment, end users of the software do not take possession of the software; rather, Intarsia resides on third party hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line ("hosting"). The Company's ASP contracts do not provide the customer with the right to take possession of the software at any time during the contract. Additionally, if the contract was terminated during the contract period, the customer would be required to pay a termination penalty. Revenues from ASP contracts are recognized ratably over the life of the contract. At December 31, 2000, the Company had no ASP contracts outstanding.

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

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

Common Equity

On August 22, 2000 the Company sold 476,190 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 47,619 shares of Common Stock at an exercise price of $2.96 per share. The Company paid a $60 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to purchase 33,333 shares of Common Stock at an exercise price of $2.38 per share. The fair value of the options given were treated as a stock issuance cost and charged against the proceeds received within the statement of changes in stockholders' equity. The ascribed fair value to these warrants utilizing the Black-Scholes method and the following assumptions:
            Life of warrants:                           4 years
            Volatility:                                 .93
            Vesting period:                             0 months
            Fair value of stock at date of grant:       $2.38
            Expected dividend yield:                    0
            Fair value of option:                       $2.4687

On October 23, 2000 the Company sold 952,380 shares of Common Stock for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 95,238 shares of Common Stock at an exercise price of $1.47 per share. The Company paid a $60 sales commission to Ladenburg Thalmann & Co., Inc., as placement agent in connection with this offering and issued a warrant to purchase 66,667 shares of Common Stock at an exercise price of $1.16 per share. The fair value of the options given were treated as a stock issuance cost and charged against the proceeds received within the statement of changes in stockholders' equity. The ascribed fair value to these warrants utilizing the Black-Scholes method and the following assumptions:
            Life of warrants:                           4 years
            Volatility:                                 .93
            Vesting period:                             0 months
            Fair value of stock at date of grant:       $1.16
            Expected dividend yield:                    0
            Fair value of option:                       $1.3125


On December 5, 2000 the Company sold 1,030,928 shares of Common Stock to an investor for an aggregate purchase price of $1,000. The Company also issued to the purchaser of these shares of Common Stock a four year warrant to purchase 103,092 shares of Common Stock at an exercise price of $1.35 per share. The Company paid a $90 sales commission to Ladenburg Thalmann, as placement agent in connection with this offering and issued a warrant to purchase 72,165 shares of Common Stock at an exercise price of $1.07 per share. The fair value of the options given were treated as a stock issuance cost and charged against the proceeds received within the statement of changes in stockholders' equity. The ascribed fair value to these warrants utilizing the Black-Scholes method and the following assumptions:
            Life of option:                             4 years
            Volatility:                                 .93
            Vesting period:                             0 months
            Fair value of stock at date of grant:       $1.07
            Expected dividend yield:                    0
            Fair value of option:                       $1.0625


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


14. CIMS Purchase

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350, $1,300 (with face value of $1,500) of which was paid in preferred stock, $1,000 of which will be paid by the third anniversary of the transaction, and the remainder of which will be paid contingent on the future performance of the business unit acquired. Total contingent consideration equals $1,500, and will increase the total value of capitalized software acquired at the time that the contingent payments are made. The additional costs will be amortized over the remaining life of the original capitalized software acquired, which had an original life of 3 years. In addition,247,934 five-year warrants valued at $550 with an exercise price of $3.025 per share were issued in connection with this transaction. The series H preferred stock issued as part of the transaction yields 8% and is convertible (based on the fair market value of the Company's stock) into common stock at the Company's option for the first 33 months of the 36 month life.

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

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

14. CIMS Purchase (continued)

The total purchase price of the CIMS acquisition has been allocated to acquired assets based on estimates of their fair values. The purchase price of approximately $2,850 has been assigned to the assets acquired as follows (in thousands):

              Accounts receivable (net of certain
                     receivables retained by Acxiom)             $  344
              Furniture and equipment                               291
                                                                     -
              Capitalized software                                2,215
                                                                 ------
                                                                 $2,850

The following pro forma financial information has been developed from SEDONA data and financial statements from the CIMS business unit.

                                                SEDONA        CIMS        Adjustments        Combined
                                                ------------------        -----------        --------
                                                    (historical)

Twelve months ended December 31, 2000

       Revenue                                 $   1,787     $    559     $  (443)(A)       $   1,903
       Net Income                              $ (11,700)        (619)    $   276 (A)       $ (12,043)

Twelve months ended December 31, 1999
       Revenue                                 $     244     $  2,405           -           $   2,649
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