Form 10-K
period 2001-12-31
SEDONA CORP
filed 2002-04-02
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/3A

{X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

{ } Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ___ to ___

                        Commission file number 000-15864

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

The aggregate market value of the Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on The Nasdaq Stock Market system as of March 27, 2002 was $40,443,000.

The number of shares of the Registrant's Common Stock issued and outstanding as of March 27, 2002 was 44,610,355 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

                                     PART I

ITEM 1. BUSINESS

General

SEDONA Corporation was organized as a corporation in 1992. SEDONA Corporation develops, markets, services and supports enterprise-wide Internet Customer Relationship Management (CRM) application solutions that enable small and mid-sized businesses to identify, acquire, foster and retain loyal, profitable customers.

SEDONA Corporation made significant additions to its business during 2000 through the acquisition of business and technology focusing on its core application solution strategy. In this regard, during the third quarter of 1999, the Company's Board of Directors decided to sell two divisions of the Company that were not part of its realigned strategy of focusing on the development of its Internet-based software products. Prior to disposal of Tangent and TRC businesses in the third quarter of 1999 the Company was made up of three components: Tangent (a manufacturing line of peripheral scanning equipment); TRC (a business service related to the Tangent technology); and SedonaGeoservices (a producer of a software component for mapping business data against a background map, technology for which was acquired in 1995 and subsequently developed further by SEDONA internally and by acquisition of other technology, principally the CIMS business discussed further below, into the core application solution for customer relationship management now known as Intarsia(TM)). As a result of the Board's comprehensive review of all business sectors, it was concluded that the company would realign its focus to the software business as it had the best long-term prospects. On July 16, 1999 the sale of the assets of the Technology Resource Centers to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation to Colortrac, Inc. was completed. With the realignment of operations completed, the Company was now able to focus all efforts on its business of providing enterprises with Internet-based CRM application solutions.

To expedite the Company's plan on delivering CRM to its target market, on April 10, 2000, the Company announced that it had acquired the Customer Information Management System (CIMS) business unit from Acxiom Corporation. The CIMS business developed, marketed, serviced and supported CRM systems, focusing principally on financial services markets. As a result of this transaction, SEDONA gained a significant head start towards offering a comprehensive CRM solution.

Since the completion of the CIMS transaction, SEDONA has continued to enhance its offerings with several major product milestones achieved. In July, 2000, SEDONA launched a new version of its customer relationship management software, Intarsia(TM) Version 2, which provided a customizable portal and support for wireless devices. In November 2001, SEDONA announced availability of its new Version 3.2 which provides users new features to create and distribute critical reports throughout the enterprise. Also, it provides increased functionality in household data management as well as extended the platforms on which it operates to the critical IBM eServer xSeries family. About 90% of the current customer base has upgraded from the older systems to these current systems.

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

Intarsia seamlessly enhances the financial services organizations' core banking systems customer and prospect data with user demographics, behaviors, interests and preferences information provided by third-party content management suppliers. This enhanced data is then filtered and analyzed to create timely and precise "information-on-demand" or "Smart Content". This Smart Content is used by all of Intarsia's CRM front office components in order to enable organizations to:

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

Marketing Solution Services

Introduced in February 2001, SEDONA's innovative marketing solutions services offers customer relationship management consulting services that allow small and mid-sized financial services organizations to outsource strategic marketing programs such as customer retention, customer relationship expansion, new customer acquisition, privacy management (Gramm-Leach-Bliley Act compliance), Office of Foreign Assets Control (OFAC) compliance, and CRM strategy consulting. SEDONA offers a menu of services including:

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

Research & Development (In Thousands)

The main strategy of the research and development organization is to provide high-quality, high-value products and support services in a consistent and predictable manner as follows:

     1. Promote and cultivate a culture of team-based development. The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia(TM) application solution. Each project team also provides technical assistance to the system integration group.
     2. Implement a state-of-the-art software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process. SEDONA has adopted the Base Level Integration Plans software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology breaks the development of sophisticated products into four, pre-defined cycles per year resulting in two major product releases on May 15 and November 1 of each year. It also allows the company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.

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

Research and development expenses were $383, $458, and $346 for the years ended December 31, 2001, 2000 and 1999, respectively.

Patents and Copyrights

The Company believes strongly in copyrighting and trademarking its products and servicemarking its services. The Company has a pending service mark application for a corporate logo design which was filed with the United States Patent and Trademark Office (USPTO) on December 4, 2000. This service mark is currently awaiting publication review. The Company also has a pending service mark application for the mark entitled "SEDONA", that was filed with the USPTO on December 4, 2000. This application was initially refused registration because of allegedly confusingly similar marks cited by the USPTO. The Company has presented arguments to the USPTO, attempting to distinguish the respective "SEDONA" marks.

The Company has also filed an application for the trademark "Intarsia". This application was filed with the UPSTO on March 8, 2000 and was published for opposition on September 4, 2001. In connection with the "Intarsia" trademark, the Company received a Notice of Opposition on January 17, 2002 from the USPTO Trademark Trial and Appeal Board. The Notice of Opposition was instituted by Intarsia Corporation, located in Fremont, California. Intarsia Corporation is opposing the Company's "Intarsia" mark for "computer software that tracks and organizes customer and prospective customer data and organizes marketing information, for use in customer relationship management." The Opposition deals only with the Company's registration of the "Intarsia" mark and does not challenge the Company's use of the mark.

If these pending applications proceed to registration, the Company will have the exclusive right to use the logo design, "SEDONA" and "Intarsia" in connection with those services recited in the respective registrations.

Sales and Marketing

SEDONA's sales distribution strategy is focused on an indirect sales channel model. Under this model, the company licenses its technologies and services to financial services' core processor providers. In order to achieve this objective, SEDONA has built a very experienced strategic alliances organization to create new sales channel capacity for selling SEDONA's Intarsia and marketing solutions services. This group is responsible for leveraging and expanding OEM (original equipment manufacturer) and VAR (value added resellers) distribution channel partnerships. These alliances include:

           Technology licensing partnerships:
           o Sanchez Computer Associates, Inc. - In February, 2002, SEDONA announced that it has entered into an agreement with Sanchez, a global leader in developing and marketing scalable and integrated software and services solutions for financial institutions, to license, integrate and private-label SEDONA's entire Intarsia(TM) software solution. Under the agreement, SEDONA will be paid fees for the use of the product by Sanchez based principally on the volume of CRM product sold either on a standalone basis or as a component of the total Sanchez package. In addition, SEDONA will earn certain service fees based on assistance provided to Sanchez.

           Marketing partnerships:
           o IBM - IBM's Banking and Financial Services Group has designated SEDONA's Intarsia(TM) as the solution of choice for the smaller to mid-sized financial institution. IBM actively promotes SEDONA's product to its customers and partners. One step towards building an effective distribution channel and creating market awareness was the December 2000 announcement of the Customer Service Agreement (CSA) with IBM's Mid-market Banking, Finance, and Securities Group (BFS). Under the terms of the CSA agreement, IBM will market SEDONA's Intarsia to its customers to run on IBM eServer (formerly AS/400) systems at the customer's own site. This agreement followed an announcement earlier in 2000 under which IBM and the Company agreed to engineer Intarsia(TM) to run on an IBM platform that is a widely used information technology environment in the Company's target customer base. Subsequently, in February 2001, SEDONA was awarded by IBM an Advanced Business Partner Designation in the IBM PartnerWorld Program for Developers. This important status provides the Company with additional IBM resources to expand business opportunities. This relationship has already enabled SEDONA to start working with IBM's channel partners such as Sanchez, Fiserv and Alltel, to name a few. SEDONA pays IBM a commission for every sale resulting from IBM channel efforts.

           Services Partnerships:
           o Profit Resources - Provide services specific to profitability analysis used by banks. Profit Resources builds on the SEDONA systems in order to perform its analyses and pays SEDONA a commission on introductions.
           o CBMS - Complementary services to extend use of SEDONA's product within the CBMS customer base, including market planning, strategic business planning and execution. By use of such services, financial service institutions are able to outsource various marketing functions. CBMS pays SEDONA fees primarily based on introductions by SEDONA.
           o DCMS - Complementary services to extend use of SEDONA's product within the DCMS customer base, including market planning, strategic business planning and execution. By use of such services, financial service institutions are able to outsource various marketing functions. DCMS pays SEDONA fees primarily based on introductions by SEDONA.
           o Sigma Analytics - Complementary services to extend use of SEDONA's product within the Sigma Analytics customer base, including modeling to help banks personalize their products and services and develop more effective marketing strategies. Sigma and SEDONA pay each other fees based on the work generated through this alliance.
           o Naviant - Provides data and services revolve around its core competencies of integrated precision marketing tools that enable SEDONA customers added capabilities in identifying, targeting, reaching and building long-term relationships with both online and offline customers. For example, Naviant data helps SEDONA customers identify those online customers most likely to conduct business on the Internet and therefore facilitates design of online targeted marketing campaigns.

           Technology enabling partnerships:
           o Acxiom - Principally provides data utilized by SEDONA customers to perform such tasks as promotions and customer segmentation. SEDONA pays Acxiom a portion of its sales involving Acxiom data.
           o DataMentors - Provides an "Advanced Householding" module as an additional option to SEDONA customers. SEDONA shares revenues attributable to the module with Data Mentors based on a formula.

In order to insure a successful implementation of the Company's sales strategy, SEDONA's marketing organization has developed a comprehensive set of marketing programs and is implementing effective lead generation programs such as telemarketing, competitive trade-in offers, reference rewards, and an overall public relations effort to generate new sales opportunities efficiently and effectively.

Customers

No single customer accounted for more than 10% of sales in 2001.

Backlog

Revenue backlog consists of unfulfilled purchase contracts, service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for maintenance contracts where revenues are recognized ratably over the life of the contract. At the end of 2001, the Company had a revenue backlog of $870, substantially all of which will be realized as sales in 2002.

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

Employees

As of December 31, 2001, the Company had 39 full time employees. None of these employees are represented by a labor union. The Company believes that its relationships with its employees are good.

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

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 and $1,500 in 2002 and 2003, respectively. The Company continues to seek a final resolution by negotiations with the vendor but has retained counsel to assist it in defending its position. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.

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

               Common Stock          High Sales Price    Low Sales Price

               2000
               1st Quarter           $ 10.25            $ 2.75
               2nd Quarter           $  7.25            $ 2.41
               3rd Quarter           $  3.69            $ 1.34
               4th Quarter           $  1.84            $ 0.63


               Common Stock          High Sales Price    Low Sales Price

               2001
               1st Quarter           $  1.94            $ 0.56
               2nd Quarter           $  1.42            $ 0.69
               3rd Quarter           $  1.05            $ 0.35
               4th Quarter           $  1.05            $ 0.25


               Common Stock          High Sales Price    Low Sales Price

               2002
               1st Quarter           $  0.94             $ 0.58


As of March 27, 2002, there were approximately 11,500 Shareholders of record. On March 27, 2002 the last reported sale price of the Company's Common Stock as reported on The Nasdaq SmallCap Market was $0.92.

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

In April 2001, the Company sold to one outside investor 541,363 shares of Common Stock for an aggregate price of $502. In connection with the issuance of this Common Stock, the Company also issued a warrant to the investor to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS. (continued)

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

During July 2001, the Company sold 666,667 shares of common stock in a private placement and issued four-year warrants to purchase 166,667 shares of common stock at an exercise price of $1.25 per share and four-year warrants to purchase 166,667 shares of common stock at an exercise price of $1.50 per share to investors for an aggregate purchase price of $400. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until
(a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.51 per share to a finder in connection with this offering.

During August 2001, the Company sold 600,000 shares of common stock and issued four-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share in a private placement to investors for an aggregate purchase price of $300. These shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. We paid an $23 sales commission and issued a warrant to purchase 30,000 shares of common stock at exercise prices ranging from $0.59 to $0.67 per share to finders in connection with this offering.

In September 2001, the Company sold 466,667 shares of common stock and issued four-year warrants to purchase 233,333 shares of common stock at an exercise price of $0.62 per share to investors in a private placement for an aggregate purchase price of $200. Additionally, the Company reduced the exercise price of 166,667 warrants with exercise prices of $1.25-$1.50 previously issued to these investors to $0.62. These shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS. (continued)

least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.51 per share to a finder in connection with this offering.

In October 2001, the Company sold 125,000 shares of common stock and issued four-year warrants to purchase 31,250 shares of common stock at an exercise price of $1.00 per share and 31,250 shares of common stock at an exercise price of $1.25 per share in a private placement to investors for an aggregate purchase price of $50. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement for the common stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid $1 in sales commissions to a finder in connection with this offering.

Also during October 2001, the Company sold 400,000 shares of common stock and issued four-year warrants to purchase 200,000 shares of common stock at an exercise price of $1.02 per share to an investor in a private placement for an aggregate gross purchase price of $200. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of its common stock at prices below the price at which the investors purchased their shares. These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.91 per share to a finder in connection with this offering.

During the period September through October 2001, the Company sold 7% 60-day notes with a face value of $248 and issued 124,000 four-year warrants at an exercise price of $0.40 per share to investors for an aggregate purchase price of $248. The Company allocated a fair value of $32 to the warrants, which was treated as a debt discount and an addition to additional paid in capital. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. If not redeemed at maturity, these notes would become convertible into shares of common stock at a price of $0.20 per share at the option of the shareholder. At maturity, $100 of the aggregate $248 was paid off. The remaining $148 became convertible into 740,000 shares of common stock. Upon maturity of the note, the fair value of the Company's common stock was $0.67. Consequently, the intrinsic value of the conversion feature, capped at the face amount of the debt outstanding, or $148, was treated as a beneficial conversion feature and is reflected as additional interest expense and additional paid in capital. The $148 of notes remaining at December 31, 2001 is issued to our Chairman of the Board.

In November 2001, the Company sold 250,000 shares of common stock and issued four-year warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share to an investor in private placements for an aggregate gross purchase price of $125. These shares may not be resold or otherwise transferred until the shares are registered. The shares underlying the warrants may not be resold or otherwise transferred until the effectiveness of a registration statement registering the common stock underlying the warrants. The Company paid a $6 sales commission to a finder in connection with this offering.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS. (continued)

During November and December 2001, the Company sold 142,857 shares of common stock and issued four-year warrants to purchase 71,429 shares of common stock at exercise prices ranging from $0.84-$1.05 per share to four investors in a private placement for an aggregate gross purchase price of $100. Additional shares and warrants may be issued to these investors if, within 60 days following closing of their investments, we issue any shares of our common stock at prices below the price at which the investors purchased their shares. These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid a $5 sales commission and issued warrants to purchase 7,143 shares of common stock at exercise prices ranging from $0.86 to $1.00 per share to a finder in connection with this offering.

Also during November and December 2001, the Company sold 900,000 shares of common stock and issued four-year warrants to purchase 450,000 shares of common stock at exercise prices of $0.81-$0.99 per share to seven investors in private placements for an aggregate gross purchase price of $450. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of our common stock at prices below the price at which the investors purchased their shares. These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share or is less than $0.57 per share. The shares underlying the warrants may not be resold or otherwise transferred until the effectiveness of a registration statement registering the common stock underlying the warrants. The Company paid a $36 sales commission and issued warrants to purchase 37,800 shares of common stock at exercise prices ranging from $0.74 to $0.99 per share to finders in connection with this offering.

From January first through February 28, 2002, the Company sold 1,440,000 shares of common stock and issued four-year warrants to purchase 720,000 shares of common stock at exercise prices ranging from $0.75-$1.50 per share to seventeen investors in private placements for an aggregate gross purchase price of $720. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of its common stock at prices below the price at which the investors purchased their shares. These shares may generally not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. The shares underlying the warrants may generally not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $41 sales commission and issued warrants to purchase 91,350 shares of common stock at exercise prices ranging from $0.75 to $0.93 per share to finders in connection with this offering.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

ITEM 6. SELECTED FINANCIAL DATA (In Thousands Except Per Share Data)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 2001 and for the four previous years. Pursuant to the realignment of operations conducted in 1999-2000, data in the following table has been adjusted to show operating results for the discontinued operations separately in the applicable years. Balance sheet data in the following tabulation also reflects accounting for discontinued operations.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.


                                                          (In Thousands Except Per Share Data)
                                       ---------------------------------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------
Income Statement Data                       2001             2000            1999             1998             1997

Revenue                                $      2,157     $      1,787     $        244     $         15     $        260
Loss from Continuing
 Operations                                 (10,434)         (10,826)          (3,264)          (3,879)          (5,301)
Gain (Loss) from Discontinued
 Operations                                    --                144           (2,973)          (1,633)          (2,216)
Loss from Continuing and
 Discontinued Operations
 before extraordinary item                  (10,434)         (10,682)          (6,237)          (5,512)          (7,517)
Extraordinary item                             --               --               --               --               (300)
Net Loss                                    (10,434)         (10,682)          (6,237)          (5,512)          (7,817)
Preferred Dividends                             154             (889)            (601)          (1,592)            (182)
Net Loss applicable
 to Common Stockholders                     (10,280)         (11,571)          (6,838)          (7,104)          (7,999)
Net Loss per share applicable
 to Common Stockholders
 before Extraordinary Item             $      (0.28)    $      (0.42)    $      (0.18)    $      (0.28)    $      (0.34)
Extraordinary Item
 per share                             $       --       $       --       $       --       $       --       $      (0.02)
Basic and Diluted
Net Loss per Common Share
 applicable to continuing
 operations                            $      (0.28)    $      (0.42)    $      (0.18)    $      (0.28)    $      (0.36)
Loss per Common Share
 applicable to discontinued
 operations                                    --               --       $      (0.13)    $      (0.08)    $      (0.13)
Loss per Common Share                  $      (0.28)    $      (0.42)    $      (0.31)    $      (0.36)    $      (0.49)

                                       ---------------------------------------------------------------------------------
                                                                         AT DECEMBER 31,
                                       ---------------------------------------------------------------------------------
Balance Sheet Data                          2001             2000            1999             1998             1997

Total Assets                                  3,786            8,468            2,204            4,435            4,403
Net Working Capital/(Deficit)                (2,462)            (989)             262              179              902
Long-Term Obligations                         1,025            1,025               51              215               59
Stockholders' Equity/(Deficit)                 (302)           3,091            1,431            3,457            3,514

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue Recognition
The Company's software arrangements consist of a license fees, installation services, and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon bv the customer and based on Company-maintained list prices.

Product License Revenue
Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable, and the fee is fixed or determinable. Although the Company's software product can be implemented on our customer's systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and the customer has accepted the software. Software installation is usually completed very shortly (e.g. less than 3 months) after the signing of the contract.

Services Revenue
Service revenue includes professional services (primarily installation and training services) and maintenance revenue over periods not exceeding one year. Installation service revenue, which consist of implementation planning, loading of software, data conversion, mapping customer data and running test data, is accounted for as a separate element of a software arrangement. Additionally, in certain circumstances, we may partner with third parties to implement our software. In those instances, the contractual fee for professional services and may be paid directly from the customer to the third party, and we recognize the license fee revenue component upon installation and acceptance by the customer.

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

Results of Operations (In Thousands)

Revenues
Revenues from continuing operations for the years ended December 31, 2001, 2000 and 1999 were $2,157, $1,787, and $244 respectively.

Net revenue increased to $2,157 for the year ended December 31, 2001, from $1,787 for the year ended December 31, 2000. The growth in revenues was primarily due to growth in installation and maintenance services revenues as well as license fee revenue from the sale of new units of Intarsia(TM).

Net revenue increased to $1,787 for the year ended December 31, 2000, from $244 for the year ended December 31, 1999. The growth in revenues was primarily due to acquisition of the CIMS software business from Acxiom Corporation in April 2000 as well as sale of new units of software product made by SEDONA after the acquisition.

Cost of Revenues
Total cost of revenues increased to $3,995 for the year ended December 31, 2001 from $2,896 for the year ended December 31, 2000, reflecting principally the write off of $1,232 of certain capitalized software development costs associated with the acquisition of a software business in the year 2000. Total cost of revenues increased to $2,896 for the year ended December 31, 2000 from $204 for the year ended December 31, 1999, reflecting principally the acquisition of the CIMS business. Other items included in costs of revenues are amortization of capitalized software, commissions on software sales, costs associated with implementation services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Expenses
Total operating expenses decreased to $7,638 in the year ended December 31, 2001 from $9,610 in the year ended December 31, 2000, reflecting cost control measures, principally from two reductions in force in February and September which reduced the full time employee count from 66 at the end of 2000 to 39 at the end of 2001. Included in 2001 operating expenses were $373 of costs associated with this reduction in workforce and the write-off of an investment in ZipFinancial.com of $475. Total operating expenses increased to $9,610 in the year ended December 31, 2000 from $3,349 in the same period a year earlier, reflecting the addition of staffing from the CIMS acquisition as well as infrastructure development in the areas of sales and marketing expenses.

Other Expenses
Other expense in the year ended December 31, 2001 increased to $958 from $107 in the year ended December 31, 2000, reflecting principally higher financing costs. Other expense in the year ended December 31, 2000 increased to $107, compared to income of $45 in the same period a year earlier, reflecting increases in financial costs.

Liquidity and Capital Resources (In Thousands Except Per Share and Share Data)

At December 31, 2001, cash and cash equivalents were $103, a $2,086 decrease from the December 31, 2000 amount of $2,189. The above change in cash and cash equivalents are explained in the discussion of cash flows from operating, investing and financing activities.

For the year ended December 31, 2001, the cash flows used in operating activities resulted in a net use of cash of $4,663, compared to the year ended December 31, 2000 amount of $8,460. The decrease in use of cash for operating activities in 2001 was primarily due to reductions in force and other operating expenses.

For the year ended December 31, 2001 the cash flows from investing activities resulted in a net use of cash of $1,698 compared to the year ended December 31, 2000 amount of $2,599. The use of cash in 2001 decreased $901 principally due to lower capitalized software development costs.

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

During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in certain product categories, management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in the purchased software acquired in the CIMS acquisition, management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected future level of revenues from the majority of the acquired CIMS products is not expected to materialize because, although still maintained for those customers that have not upgraded to Intarsia, the CIMS products will no longer be marketed to new customers. As a result, the Company wrote-off $1,232 of capitalized and purchased software. The Company does not believe that the impact of the write-off of purchased software will be significant to future operations because its latest product, Intarsia, has begun to gain market acceptance during the 1st quarter of 2002.

The decision as to whether an impairment charge should be recorded for capitalized software should be taken is based in large part by management's estimates of future revenues related to each product capitalized. To the extent that future expected revenues are not realized sufficiently to justify the value of the capitalized software recorded, an additional impairment charge may be required.

For the year ended December 31, 2001, cash flows from financing activities provided $4,275 compared to the year ended December 31, 2000 amount of $12,355. The decrease in cash from financing activities in 2001 was due principally to the lack of warrant and option exercises as well as the lower proceeds from issuances of Company securities. See Item 5, "Recent Sales of Unregistered Securities" for a complete description of financing transactions that occurred during the year.

The Company believes that it can generate funds from operations and additional sales of securities which will be sufficient to meet the Company's working capital requirements for 2002. The Company has incurred substantial losses from continuing operations of approximately $10,434 and $10,826 during the years ended December 31, 2001 and 2000, respectively. Losses from operations are continuing in 2002 and the Company may require additional financing in 2002, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management, however, maintains and periodically updates a long range (beyond one year) as well as shorter-term (next 12 months) business plan to anticipate and meet financial needs, which we believe to be feasible. Such plans take into account all funding requirements of the Company, including any material contingent liabilities and anticipated timing. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; maintaining leadership of its application, and seeking additional debt or equity financing while continuing aggressively to control costs as was demonstrated in 2001. The Company has no material capital expenditures, payment obligations, demands or commitments (including off-balance sheet items) to be incurred beyond the next 12 months other than those disclosed in the notes to the annual financial statements.

On January 28, 2002, the Company announced preliminary results for 2001 and also indicated that it expected to be cash flow positive in the first quarter of 2002, guidance that the Company has now modified. While significant progress has been made in the first quarter of 2002 in achieving the Company's target of positive cash flow based on growth in sales and control of costs, this target is now not expected to be met primarily as a result of the uncertainty in the timing of cash receipts from several major contracts.

Obligations and Commitments
The Company has various short term (within 12 months) and long term (greater than 12 months) contractual and trade obligations. Below summarizes the timing of such obligations.

Additionally, as described below, the Company has a dispute with a software vendor that, should the dispute end unfavorably, would result in minimum royalty payments of $1,350 in 2002 and $1.5 million in 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                                        2002       2003       2004      2005    Thereafter
                                                   --------------------------------------------------------
Accounts Payable & Accrued Expenses                    1,546        --          --        --            --
Short Term Debt                                          953        --          --        --            --
Long Term Debt                                            75      1,014         13        --            --
Operating Lease Obligations                              594        577        536       531           949
                                                   --------------------------------------------------------
Total                                                  3,168      1,591        549       531           949
                                                   --------------------------------------------------------

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company has notified the vendor of its concerns on several occasions and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. The Company continues to seek a final resolution by negotiations with the vendor but has retained counsel to assist it in defending its position. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.

Subsequent Events
In February, 2002, SEDONA announced that it has entered into an agreement with Sanchez Computer, a global leader in developing and marketing scalable and integrated software and services solutions for financial institutions, to license, integrate and private-label SEDONA's entire Intarsia(TM) software solution.

On November 22, 2000, the Company issued a $3,000 private placement Debenture convertible into its Common Stock. The net proceeds were approximately $2,320, of which $2,246 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. On March 22, 2001, the Company obtained an extension until April 22, 2001, related to this Convertible Debenture and on April 30, 2001 a further extension agreement was negotiated which extended maturity until January 2002. In February, 2002, a restructuring agreement was finalized which retired this Debenture in its entirety by allowing for conversion of $400 in principal and payoff of accrued interest and remaining principal of $399 by cash payment of $50 at closing, and a promissory note of $349 payable in installments over the following 7 months to retire the remainder.

In March, 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of warrants and cash. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when the Company acquired a 10% equity interest, which interest the Company has subsequently fully reserved. Lead Factory was founded by the Chief Marketing Officer of the Company and its product has been integrated with SEDONA's Intarsia(TM) and is provided as an additional component or may be sold as a separate application by SEDONA to its customer base. This purchase agreement supercedes all earlier agreements with Lead Factory.

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

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the years ended December 31, 2001 and 2000, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share assuming dilution would be reduced. See Notes 5 and 6 to the financial statements for additional information with respect to the Company's long-term debt and convertible preferred stock.

Impact of Pending Accounting Pronouncements

At the present time, the Company is not aware of any pending accounting pronouncements that would have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK See "Financial Risk Management" in Item 7, "Management's Discussion and Analysis".

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                See Index on F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES
                None

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth-certain information regarding the directors, executive officers and key employees of the Company.

Name                          Age     Position
----                          ---     --------

Directors and
Executive Officers

Laurence L. Osterwise         54      Chairman of the Board

R. Barry Borden               62      Vice Chairman of the Board

Marco A. Emrich               49      CEO, President and Director

Michael A. Mulshine           62      Secretary and Director

Jack Pellicci                 63      Director

James C. Sargent              86      Director

Robert M. Shapiro             56      Director

James T. Womble               58      Director

William K. Williams           60      Vice President, Chief Financial Officer

Key Employees

Alyssa S. Dver                37      Vice President, Chief Marketing Officer

Michael Crofts                47      Vice President, Sales

Robert Griffin                55      Vice President, Strategic Alliances and
                                      Partnerships

Timothy A. Rimlinger          38      Vice President, Engineering


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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement for the 2002 Annual Meeting of Shareholders.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 1 and 2 Financial Statements and Schedules.
              See "Index to Financial Statements and Schedule" on F-1.

       (b)  Reports on Form 8-K
                    October 4, 2001
                    September 19, 2001
                    September 4, 2001
                    June 15, 2001

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

4.1 Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2 Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.3      5% Convertible Debenture due March 22, 2001 (8) (Exhibit 99.3)

10.1 Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 4.0)

10.12 Convertible Debentures and Warrants Purchase Agreement, dated November 22, 2000 (7) (Exhibit 99.2)

10.13    Commitment Warrant, dated November 22, 2000 (7) (Exhibit 99.4)

10.14    Additional Warrant, dated November 22, 2000 (7) (Exhibit 99.5)

10.15 Warrant issued to Ladenburg Thalmann & Co., Inc., dated November 22, 2000 (7) (Exhibit 99.6)

10.19 Stock Purchase Agreement between AMRO International S.A. and the Company, dated January 23, 2001 (8) (Exhibit 10.19)

10.20 Stock Purchase Warrant issued to AMRO International S.A., dated January 23, 2001 (8) (Exhibit 10.20)

10.21 Warrant issued to Ladenburg Thalmann & Co., Inc., dated January 23, 2001 (8) (Exhibit 10.21)

10.22 Lease between Teachers Insurance and Annuity Association and the Company (9) (Exhibit 99.1)

10.25#   2000 Incentive Stock Plan (10) (Appendix A)

10.26#   2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27# Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.28#   Employment Agreement, dated January 1, 2000, between the Company and
         William K. Williams    (8) (Exhibit 10.28)

10.30 Shareholder/Investor Relations Compensation Agreement between the Company and Osprey Partners, dated January 3, 1997, with amendments dated January 27, 2000 and December 13, 2000 (14) (Exhibit 10.30)

10.31 Finder's Fee Agreement between the Company and Osprey Partners, dated February 24, 1999 (8) (Exhibit 10.31)

10.32 Disbursement Agreement between the Company and ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.32)

10.33 Promissory Note payable to the Company by ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.34)

10.32 Security Agreement between the Company and ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.32)

10.35    Warrant issed to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit
         10.35)

10.36 Form of Common stock and Warrants Purchase Agreements used in August 2001 to February 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.1)

10.37 Form of Registration Rights Agreements used in August 2001 to February 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.2)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

10.38 Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.38 Form of Warrants issued to investors used in August 2001 to February 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39* Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.

10.40* Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002.

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

(5) Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(7)      Filed as an Exhibit to the Current Report on Form 8-K filed November
         28, 2000.

(8) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)      Filed as an Exhibit to the Current Report on Form 8-K filed August 31,
         2000.

(10) Filed as an Appendix to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEDONA CORPORATION

April 1, 2002                           /S/ Marco A. Emrich
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

Signatures
----------

BY /S/ Laurence L. Osterwise                          Date  April 1, 2002
  -----------------------------------------           ---------------------
  Chairman of the Board of Directors

BY /S/ R. Barry Borden                                Date April 1, 2002
  -----------------------------------------           ---------------------
  R. Barry Borden
  Vice Chairman of the Board of Directors

BY /S/ Marco A. Emrich                                Date April 1,2002
  -----------------------------------------           ---------------------
  Chief Executive Officer and President

BY /S/ William K. Williams                            Date April 1, 2002
  -----------------------------------------           ---------------------
  Chief Financial Officer and Vice President
  Principal Financial and Accounting Officer

BY /S/ Michael A. Mulshine                            Date April 1, 2002
  -----------------------------------------           ---------------------
  Michael A. Mulshine
  Director and Secretary

BY /S/ Jack Pellicci                                  Date April 1, 2002
  -----------------------------------------           ---------------------
  Jack Pellicci
  Director

BY /S/ James C. Sargent                               Date April 1, 2002
  -----------------------------------------           ---------------------
  James C. Sargent
  Director

BY /S/ Robert M. Shapiro                              Date April 1, 2002
  -----------------------------------------           ---------------------
  Robert M. Shapiro
  Director

BY /S/ James T. Womble                                Date April 1, 2002
  -----------------------------------------           ---------------------
  James T. Womble
  Director

                   Index to Financial Statements and Schedule



                                    Contents


Report of Independent Auditors.............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of  December 31, 2001 and 2000..............F-3
Consolidated Statements of Operations for each of the
      three years in the period ended December 31, 2001....................F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001....................F-5
Consolidated Statements of Cash Flows for each of the
      three years in the period ended December 31, 2001....................F-8
Notes to Consolidated Financial Statements.................................F-9

All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

                         Report of Independent Auditors



Board of Directors and Stockholders
SEDONA Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and subsidiaries at December 31, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that SEDONA Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders' equity and anticipates that it will require additional debt and/or equity financing in 2002, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Ernst & Young LLP



March 28, 2002
Philadelphia, Pennsylvania

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                                    December 31,
                                                                                               2001               2000
                                                                                         ---------------     ---------------
Assets
Current assets:
   Cash and cash equivalents                                                             $           103     $         2,189
   Restricted cash                                                                                     2                 105
   Accounts receivable, net of allowance for doubtful accounts of $49 and $102                       331                 566
   Prepaid expenses and other current assets                                                         165                 503
                                                                                         ---------------     ---------------
Total current assets                                                                                 601               3,363

Property and equipment, net of accumulated depreciation and amortization                             521                 733
Restricted cash                                                                                      287                 383
Software development costs, net of accumulated amortization of $1,650 and $692                     2,353               2,299
Purchased software, net                                                                             --                 1,660
Non-current assets - other                                                                            24                  30
                                                                                         ---------------     ---------------
Total non-current assets                                                                           3,185               5,105
                                                                                         ---------------     ---------------
Total assets                                                                                       3,786               8,468
                                                                                         ===============     ===============

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                                1,099                 602
   Accrued expenses and other current liabilities                                                    447                 304
   Dividend payable                                                                                 --                   184
   Deferred revenue                                                                                  509                 562
   Note payable to related party                                                                     148                --
   Current maturities of long-term debt                                                               55                  37
   Short-term debt - debenture                                                                       805               2,663
                                                                                         ---------------     ---------------
Total current liabilities                                                                          3,063               4,352

Long-term debt, less current maturities                                                            1,025               1,025
                                                                                         ---------------     ---------------
Total long-term liabilities                                                                        1,025               1,025
                                                                                         ---------------     ---------------
Total liabilities                                                                                  4,088               5,377

Stockholders' equity:
Class A convertible preferred stock
   Authorized shares - 1,000,000 (liquidation preference $3,280)
   Series A, par value $2.00, Issued and outstanding - 500,000                                     1,000               1,000
   Series F, par value $2.00, Issued and outstanding shares - 780                                      2                   2
   Series H, par value $2.00, Issued and outstanding shares - 1,500                                    3                   3
Common stock, par value $0.001
   Authorized shares -100,000,000, Issued and outstanding shares - 41,362,561
    and 31,225,442 in 2001 and 2000, respectively                                                     41                  31
   Additional paid-in-capital                                                                     52,839              45,808
   Accumulated deficit                                                                           (54,187)            (43,753)
                                                                                         ---------------     ---------------
Total stockholders' equity                                                                          (302)              3,091
                                                                                         ---------------     ---------------
Total liabilities and stockholders' equity                                               $         3,786     $         8,468
                                                                                         ===============     ===============

See accompanying notes

              SEDONA Corporation and Subsidiaries
             Consolidated Statements of Operations
        (In Thousands, Except Share and Per Share Data)

                                                                                  For year-ended December 31,
                                                                     -------------------------------------------------------
                                                                           2001                2000                1999
                                                                     ---------------     ---------------     ---------------
Revenues:
  Product licenses                                                   $           645     $           700                  $-
  Services                                                                     1,512               1,087                 244
                                                                     ---------------     ---------------     ---------------
Total revenues                                                                 2,157               1,787                 244
Cost of revenues
  Product licenses                                                             1,544               1,129                --
  Services                                                                     1,219               1,767                --
  Write-off of purchased software                                              1,232                --                  --
                                                                     ---------------     ---------------     ---------------
Total cost of revenues                                                         3,995               2,896                 204
                                                                     ---------------     ---------------     ---------------
Gross profit (loss)                                                           (1,838)             (1,109)                 40
Expenses:
  General and administrative                                                   3,408               3,894               2,084
  Sales and marketing                                                          3,372               5,258                 919
  Charge for note receivable                                                     475                --                  --
  Research and development                                                       383                 458                 346
                                                                     ---------------     ---------------     ---------------
Total operating expenses                                                       7,638               9,610               3,349
                                                                     ---------------     ---------------     ---------------
Income/(loss) from operations                                                 (9,476)            (10,719)             (3,309)

Other income (expense):
  Interest income                                                                 54                 245                  80
  Interest expense                                                            (1,012)               (359)                (35)
  Other                                                                         --                     7                --
                                                                     ---------------     ---------------     ---------------
Total other income (expense)                                                    (958)               (107)                 45
                                                                     ---------------     ---------------     ---------------
Loss from continuing operations before
  provision for income taxes                                                 (10,434)            (10,826)             (3,264)
Income taxes                                                                    --                  --                  --
                                                                     ---------------     ---------------     ---------------
Loss from continuing operations                                              (10,434)            (10,826)             (3,264)
Income /(loss) from discontinued operations                                     --                   144              (2,973)
                                                                     ---------------     ---------------     ---------------
Loss from continuing and discontinued
   operations                                                                (10,434)            (10,682)             (6,237)
Preferred stock dividends                                                        154                (889)               (601)
                                                                     ---------------     ---------------     ---------------
Loss applicable to Common Stockholders                               $       (10,280)    $       (11,571)    $        (6,838)
                                                                     ===============     ===============     ===============

Basic and diluted net loss per share from continuing operations applicable to common shares
                                                                     $         (0.28)    $         (0.42)    $         (0.18)
Basic and diluted net loss per share from
discontinued operations applicable to
common shares                                                        $          --       $         --        $         (0.13)
                                                                     ---------------     ---------------     ---------------
Basic and diluted loss per share                                     $         (0.28)    $         (0.42)    $         (0.31)

Basic and diluted weighted average common shares outstanding              36,838,317          27,680,785          22,307,342
                                                                     ===============     ===============     ===============

See accompanying notes

SEDONA Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)


                                                                                      Class A Preferred
                                                                ---------------------------------------------------------
                                                                      Stock Series A                 Stock Series B
                                                                ---------------------------   ---------------------------
                                                                   Shares         Amount         Shares         Amount
                                                                ------------   ------------   ------------   ------------

Balance, December 31, 1998                                           500,000   $      1,000           --             --

Stock warrants/options issued for consulting services                   --             --             --             --
Issuance of preferred stock                                             --             --            1,000   $          2
Redemption on preferred stock with cash                                 --             --             --             --
Conversion of preferred stock into Common Stock                         --             --             --             --
Exercise of Common Stock options                                        --             --             --             --
Exercise of Common Stock warrants                                       --             --             --             --
Issuance of Common Stock                                                --             --             --             --
Expenses incurred related to issuance of preferred stock                --             --             --             --
Expenses incurred related to issuance of Common Stock                   --             --             --             --
Preferred stock dividends                                               --             --             --             --
Net loss, year ended December 31, 1999                                  --             --             --             --
                                                                ------------   ------------   ------------   ------------
Balance, December 31, 1999                                           500,000          1,000          1,000              2
                                                                ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services                   --             --             --             --
Issuance of preferred stock                                             --             --             --             --
Redemption of preferred stock with cash                                 --             --             --             --
Conversion of preferred stock into Common Stock                         --             --           (1,000)            (2)
Exercise of Common Stock options                                        --             --             --             --
Exercise of Common Stock warrants                                       --             --             --             --
Issuance of Common Stock                                                --             --             --             --
Expenses incurred related to issuance of preferred stock                --             --             --             --
Expenses incurred related to issuance of Common Stock                   --             --             --             --
Preferred stock dividends                                               --             --             --             --
Net loss, year ended December 31, 2000                                  --             --             --             --
                                                                ------------   ------------   ------------   ------------
Balance, December 31, 2000                                           500,000          1,000           --             --
                                                                ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services                   --             --             --             --
Warrants issued in conjunction with debenture issue                     --             --             --             --
Conversion of debenture into Common Stock                               --             --             --             --
Exercise of Common Stock warrants                                       --             --             --             --
Issuance of Common Stock                                                --             --             --             --
Common Stock issued for employee stock purchase plan                    --             --             --             --
Expenses incurred related to issuance of Common Stock                   --             --             --             --
Preferred stock dividends                                               --             --             --             --
Net loss, year ended December 31, 2001                                  --             --             --             --
                                                                ------------   ------------   ------------   ------------
Balance, December 31, 2001                                           500,000   $      1,000           --     $       --
                                                                ============   ============   ============   ============


                                                                     Class A Preferred
                                                                ---------------------------
                                                                       Stock Series E
                                                                ---------------------------
                                                                   Shares         Amount
                                                                ------------   ------------

Balance, December 31, 1998                                             4,347   $      4,347

Stock warrants/options issued for consulting services                   --             --
Issuance of preferred stock                                             --             --
Redemption on preferred stock with cash                               -2,313         -2,313
Conversion of preferred stock into Common Stock                       -2,034         -2,034
Exercise of Common Stock options                                        --             --
Exercise of Common Stock warrants                                       --             --
Issuance of Common Stock                                                --             --
Expenses incurred related to issuance of preferred stock                --             --
Expenses incurred related to issuance of Common Stock                   --             --
Preferred stock dividends                                               --             --
Net loss, year ended December 31, 1999                                  --             --
                                                                ------------   ------------
Balance, December 31, 1999                                              --             --
                                                                ------------   ------------

Stock warrants/options issued for consulting services                   --             --
Issuance of preferred stock                                             --             --
Redemption of preferred stock with cash                                 --             --
Conversion of preferred stock into Common Stock                         --             --
Exercise of Common Stock options                                        --             --
Exercise of Common Stock warrants                                       --             --
Issuance of Common Stock                                                --             --
Expenses incurred related to issuance of preferred stock                --             --
Expenses incurred related to issuance of Common Stock                   --             --
Preferred stock dividends                                               --             --
Net loss, year ended December 31, 2000                                  --             --
                                                                ------------   ------------
Balance, December 31, 2000                                              --             --
                                                                ------------   ------------

Stock warrants/options issued for consulting services                   --             --
Warrants issued in conjunction with debenture issue                     --             --
Conversion of debenture into Common Stock                               --             --
Exercise of Common Stock warrants                                       --             --
Issuance of Common Stock                                                --             --
Common Stock issued for employee stock purchase plan                    --             --
Expenses incurred related to issuance of Common Stock                   --             --
Preferred stock dividends                                               --             --
Net loss, year ended December 31, 2001                                  --             --
                                                                ------------   ------------
Balance, December 31, 2001                                              --     $       --
                                                                ============   ============

SEDONA Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

                                                                                    Class A Preferred
                                                                ---------------------------------------------------------
                                                                       Stock Series F                Stock Series G
                                                                ---------------------------   ---------------------------
                                                                   Shares         Amount         Shares         Amount
                                                                ------------   ------------   ------------   ------------

Balance, December 31, 1998                                              --     $       --             --     $       --

Stock warrants/options issued for consulting services                   --             --             --             --
Issuance of preferred stock                                            1,000              2           --             --
Redemption on preferred stock with cash                                 --             --             --             --
Conversion of preferred stock into Common Stock                         --             --             --             --
Exercise of Common Stock options                                        --             --             --             --
Exercise of Common Stock warrants                                       --             --             --             --
Issuance of Common Stock                                                --             --             --             --
Expenses incurred related to issuance of preferred stock                --             --             --             --
Expenses incurred related to issuance of Common Stock                   --             --             --             --
Preferred stock dividends                                               --             --             --             --
Net loss, year ended December 31, 1999                                  --             --             --             --
                                                                ------------   ------------   ------------   ------------
Balance, December 31, 1999                                             1,000              2           --             --
                                                                ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services                   --             --             --             --
Issuance of preferred stock                                             --             --            3,000   $          6
Redemption of preferred stock with cash                                 --             --           (1,725)            (4)
Conversion of preferred stock into Common Stock                         (220)          --           (1,275)            (2)
Exercise of Common Stock options                                        --             --             --             --
Exercise of Common Stock warrants                                       --             --             --             --
Issuance of Common Stock                                                --             --             --             --
Expenses incurred related to issuance of preferred stock                --             --             --             --
Expenses incurred related to issuance of Common Stock                   --             --             --             --
Preferred stock dividends                                               --             --             --             --
Net loss, year ended December 31, 2000                                  --             --             --             --
                                                                ------------   ------------   ------------   ------------
Balance, December 31, 2000                                               780              2           --             --
                                                                ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services                   --             --             --             --
Warrants issued in conjunction with debenture issue                     --             --             --             --
Conversion of debenture into Common Stock                               --             --             --             --
Exercise of Common Stock warrants                                       --             --             --             --
Issuance of Common Stock                                                --             --             --             --
Common Stock issued for employee stock purchase plan                    --             --             --             --
Expenses incurred related to issuance of Common Stock                   --             --             --             --
Preferred stock dividends                                               --             --             --             --
Net loss, year ended December 31, 2001                                  --             --             --             --
Balance, December 31, 2001                                              --             --             --             --
                                                                ------------   ------------   ------------   ------------
Balance, December 31, 2001                                               780   $          2           --     $       --
                                                                ============   ============   ============   ============


                                                                     Class A Preferred
                                                                ---------------------------
                                                                       Stock Series H
                                                                ---------------------------
                                                                   Shares         Amount
                                                                ------------   ------------

Balance, December 31, 1998                                              --     $       --

Stock warrants/options issued for consulting services                   --             --
Issuance of preferred stock                                             --             --
Redemption on preferred stock with cash                                 --             --
Conversion of preferred stock into Common Stock                         --             --
Exercise of Common Stock options                                        --             --
Exercise of Common Stock warrants                                       --             --
Issuance of Common Stock                                                --             --
Expenses incurred related to issuance of preferred stock                --             --
Expenses incurred related to issuance of Common Stock                   --             --
Preferred stock dividends                                               --             --
Net loss, year ended December 31, 1999                                  --             --
                                                                ------------   ------------
Balance, December 31, 1999                                              --             --
                                                                ------------   ------------

Stock warrants/options issued for consulting services                   --             --
Issuance of preferred stock                                            1,500   $          3
Redemption of preferred stock with cash                                 --             --
Conversion of preferred stock into Common Stock                         --             --
Exercise of Common Stock options                                        --             --
Exercise of Common Stock warrants                                       --             --
Issuance of Common Stock                                                --             --
Expenses incurred related to issuance of preferred stock                --             --
Expenses incurred related to issuance of Common Stock                   --             --
Preferred stock dividends                                               --             --
Net loss, year ended December 31, 2000                                  --             --
                                                                ------------   ------------
Balance, December 31, 2000                                             1,500              3
                                                                ------------   ------------

Stock warrants/options issued for consulting services                   --             --
Warrants issued in conjunction with debenture issue                     --             --
Conversion of debenture into Common Stock                               --             --
Exercise of Common Stock warrants                                       --             --
Issuance of Common Stock                                                --             --
Common Stock issued for employee stock purchase plan                    --             --
Expenses incurred related to issuance of Common Stock                   --             --
Preferred stock dividends                                               --             --
Net loss, year ended December 31, 2001                                  --             --
                                                                ------------   ------------
Balance, December 31, 2001                                             1,500   $          3
                                                                ============   ============

SEDONA Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

                                                                                                                          Notes
                                                              Common                      Additional                    Receivable,
                                                               Stock                        Paid-In     Accumulated      Related
                                                              Shares        Amount          Capital       Deficit        Parties
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                                   19,927,789   $         20   $     24,977   $    (26,834)  $        (53)
                                                           ------------   ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services              --             --               95           --             --
Issuance of preferred stock                                        --             --            1,996           --             --
Redemption on preferred stock with cash                            --             --             --             --             --
Conversion of preferred stock into Common Stock               1,271,832              1          2,171           --             --
Exercise of Common Stock options                                181,666           --              146           --             --
Exercise of Common Stock warrants                             1,441,919              2          2,259           --             --
Issuance of Common Stock                                      1,263,244              1          2,525           --             --
Expenses incurred related to issuance of preferred stock           --             --              (30)          --             --
Expenses incurred related to issuance of Common Stock              --             --              (11)          --             --
Preferred stock dividends                                          --             --             (601)          --             --
Net loss, year ended December 31, 1999                             --             --             --           (6,237)          --
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                                   24,086,450             24         33,527        (33,071)           (53)
                                                           ------------   ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services              --             --              123           --             --
Issuance of preferred stock                                        --             --            4,491           --             --
Warrants issued in conjunction with preferred stock                --             --              550           --             --
Discount on preferred stock issuance                               --             --             (200)          --             --
Warrants issued in conjunction with debenture issue                --             --              472           --             --
Redemption of preferred stock with cash                            --             --           (1,725)          --             --
Conversion of preferred stock into Common Stock               1,431,626              2            139           --             --
Exercise of Common Stock options                                309,347           --              726           --             --
Exercise of Common Stock warrants                             2,938,501              3          6,001           --             --
Issuance of Common Stock                                      2,459,498              2          2,998           --             --
Expenses incurred related to issuance of preferred stock           --             --             (195)          --             --
Expenses incurred related to issuance of Common Stock              --             --             (210)          --             --
Preferred stock dividends                                          --             --             (889)          --             --
Repayment of notes receivable                                      --             --             --             --               53
Net loss, year ended December 31, 2000                             --             --             --          (10,682)          --
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000                                   31,225,422             31         45,808        (43,753)          --
                                                           ------------   ------------   ------------   ------------   ------------

Stock warrants/options issued for consulting services              --             --              275           --             --
Warrants issued in conjunction with debenture issue                --             --              180           --             --
Conversion of debenture into Common Stock                     2,498,401              2          2,116           --             --
Exercise of Common Stock warrants                                56,666           --             --             --             --
Issuance of Common Stock                                      7,506,016              8          4,444           --             --
Common Stock issued for employee stock purchase plan             76,036           --               25           --             --
Expenses incurred related to issuance of Common Stock              --             --             (215)          --             --
Repricing of warrants                                              --             --               52
Preferred stock dividends                                          --             --              154           --             --
Net loss, year ended December 31, 2001                             --             --             --          (10,434)          --
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                                   41,362,541   $         41   $     52,839   $    (54,187)  $       --
                                                           ============   ============   ============   ============   ============

                SEDONA Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In Thousands)

                                                                                      Year ended December 31
                                                                     -------------------------------------------------------
                                                                           2001                2000                1999
                                                                     ---------------     ---------------     ---------------
Operating activities
Net loss from continuing operations                                  $       (10,434)    $       (10,826)    $        (3,264)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                1,905               1,362                 343
  Provision for doubtful accounts                                               --                   102                --
  Charge for note receivable                                                     475                --                  --
  Increase impairment reserve for cost investment                               --                  140                --
  Option or warrant based compensation                                           457                --                    95
  Amortization of deferred financing fees and debt discount                      656                 316                --
   Impairment loss on capitalized software                                     1,232                --                  --
Changes in operating assets and liabilities:
  Restricted cash                                                                199                (488)               --
  Accounts receivable                                                            235                (251)                  5
  Prepaid expenses and other current assets                                       19                 (94)                 48
  Other noncurrent assets                                                          6                 (30)               --
  Accounts payable and accrued expenses                                          640                 527                  77
  Deferred revenue and other                                                     (53)                538                (148)
                                                                     ---------------     ---------------     ---------------
Net cash used in continuing operating activities                              (4,663)             (8,704)             (2,844)

Net income(loss) from discontinued operations                                   --                   144              (2,973)
Adjustments to reconcile loss from discontinued operations to net cash used by discontinued operations:
  Cash flow related to results of  discontinued operations                      --                  --                 1,568
  Loss on sale of discontinued operations                                       --                  --                   235
  Other reconciling items                                                       --                   100                 575
                                                                     ---------------     ---------------     ---------------
Net cash provided by/(used in) discontinued operations                          --                   244                (595)
                                                                     ---------------     ---------------     ---------------
Net cash used in operating activities                                         (4,663)             (8,460)             (3,439)

Investing activities
Purchase of property and equipment                                               (74)               (308)                (31)
Proceeds from disposal of certain assets of discontinued
operations                                                                      --                  --                   105
Increase in equity investment                                                   --                  (140)               --
Increase in notes receivable                                                    (475)
Increase in capitalized software development costs                            (1,149)             (2,151)               (507)
                                                                     ---------------     ---------------     ---------------
Net cash used in investing activities                                         (1,698)             (2,599)               (433)

Financing activities
Payment of preferred stock dividends                                             (30)               (180)               (583)
Repayments of notes receivable, related parties                                 --                    53                --
Repayments of long-term obligations                                             (105)                (98)                (29)
Proceeds from issuance of preferred stock, net                                  --                 2,805               1,970
Repurchase of preferred stock for cash                                          --                (2,246)             (2,313)
Proceeds from the issuance of Common Stock, net                                4,262               2,790               2,515
Proceeds from exercise of Common Stock warrants/options                         --                 6,731               2,407
Proceeds from issuance of short-term debenture and notes                         248               2,500                --
Repayment of short-term debentures                                              (100)               --                  --
                                                                     ---------------     ---------------     ---------------
Net cash provided by financing activities                                      4,275              12,355               3,967
                                                                     ---------------     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                          (2,086)              1,296                  95
Cash and cash equivalents, beginning of year                                   2,189                 893                 798
                                                                     ---------------     ---------------     ---------------
Cash and cash equivalents, end of year                               $           103     $         2,189     $           893
                                                                     ===============     ===============     ===============

See accompanying notes

                       SEDONA Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)

                  Years ended December 31, 2001, 2000 and 1999

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

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses from continuing operations of approximately $10,434 and $10,826 during the years ended December 31, 2001 and 2000, respectively. Losses from operations are continuing into 2002 and the Company anticipates that it will require additional financing in 2002, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic alliances; targeting new application solutions; continuation of aggressive marketing of its proprietary product through multiple sales distribution channels; maintaining leadership of its application, and seeking additional debt or equity financing in addition to aggressive cost containment measures as shown in 2001.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries, SEDONA(R)GeoServices, Inc., and Technology Resource CentersSM, Inc. During 1999, the Company sold the operations related to Tangent Imaging Systems, and Technology Resource Centers, Inc. The financial condition and results from operations of these entities are reflected in the financial statements as discontinued operations for fiscal years 1999 and 2000. All significant intercompany accounts and transactions have been eliminated.

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

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets. During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels in certain product categories, management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in the purchased software acquired in the CIMS acquisition, management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected future level of revenues from the majority of the acquired CIMS products is not expected to materialize because, although still maintained for those customers that have not upgraded to Intarsia, the CIMS products will no longer be marketed to new customers. As a result, the Company wrote-off $1,232 of capitalized and purchased software.

During 2001, 2000 and 1999, the Company capitalized $1,149, $2,151 and $507, respectively, of software development costs related to the Company's Intarsia business application solution software. During 2001, 2000 and 1999, $1,523, $1,066 and $166 was charged to expense relating to amortization of software development costs.

Revenue Recognition

The Company's software arrangements consist of license fees, installation services, and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fees and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Product License Revenue
Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable, and the fee is fixed or determinable. Although the Company's software product can be implemented on our customer's systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and the customer has accepted the software. Software installation is usually completed very shortly (e.g. less than 3 months) after the signing of the contract.

Services Revenue
Service revenue includes professional services (primarily installation and training maintenance services) and maintenance revenue over periods not exceeding one year. Installation service revenue, which consist of implementation planning, loading of software, data conversion, mapping customer data and running test data, is accounted for as a separate element of a software arrangement. Additionally, in certain circumstances, we may partner with third parties to implement our software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and we recognize the license fee revenue component upon installation and acceptance by the customer.

    o Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Installation is usually completed in 100 hours or less. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.
    o Maintenance revenue is recognized ratably over the life of the related contract. We establish the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.

Application Service Provider Revenue
The Company provides the customer the option to utilize Intarsia in an application service provider (ASP) solution. In an ASP environment, end users of the software do not take possession of the software; rather, Intarsia resides on third party hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or via a dedicated line ("hosting"). The Company's ASP contracts do not provide the customer with the right to take possession of the software at any time during the contract. Additionally, if the contract was terminated during the contract period, the customer would be required to pay a termination penalty. Revenues from ASP contracts are recognized ratably over the life of the contract. At December 31, 2001, the Company had no ASP contracts outstanding.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 2001, 2000, and 1999, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

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

2. Discontinued Operations

The Company's Board of Directors decided in July 1999 to sell the two divisions of the Company, Tangent Imaging Systems and Technology Resource Centers, which were not part of its realigned strategy of focusing on the development of its Internet application solutions business. Revenues from the discontinued operations were $144, and $2,567 respectively, for the years ended December 31, 2000 and 1999. Income/(Losses) for 2000 and 1999 were $144 and $(2,973)
respectively.

3. Property and Equipment

Property and equipment in continuing operations consist of the following:

                                                                                                    December 31,
                                                                                              2001                2000
                                                                                         ---------------     ---------------
         Machinery and equipment                                                         $         1,026     $         1,004
         Equipment under capital lease                                                               227                 152
         Furniture and fixtures                                                                      199                 199
         Leasehold improvements                                                                       64                  64
         Purchased software for internal use                                                         193                 120
                                                                                         ---------------     ---------------
                                                                                                   1,709               1,539
         Less accumulated depreciation and amortization                                            1,188                 806
                                                                                         ---------------     ---------------
                                                                                         $           521     $           733
                                                                                         ===============     ===============

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

3. Property and Equipment (continued)

Depreciation and amortization expense related to property and equipment and equipment under capital lease was $382 in 2001, $296 in 2000, and $177 in 1999.

4. Long-Term Debt

Long-term debt consists of obligations with original maturities of one year or more, as follows:

                                                                                                     December 31,
                                                                                              2001                 2000
                                                                                         ---------------     ---------------
        Note payable - CIMS acquisition Due 2003 (Note 14)                               $           955     $           961
        Capital lease obligations (Note 11)                                                          125                 101
                                                                                         ---------------     ---------------
                                                                                                   1,080               1,062
        Less current maturities                                                                       55                  37
                                                                                         ---------------     ---------------
        Long-term debt                                                                   $         1,025     $         1,025
                                                                                         ===============     ===============


5. Convertible Debentures

On November 22, 2000, the Company issued a $3,000 private placement Debenture convertible into its Common Stock. The net proceeds were approximately $2,320, of which $2,246 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. The Debentures were originally due and payable 120 days from issuance or, at the Company's request, but could be extended for subsequent 30 day periods. The convertible Debentures bear interest quarterly in arrears on the outstanding principal at the rate of 5% per annum. Prior to maturity, the Debentures could be exercised at a strike price of $1.13 per share at any time the Common Stock price exceeds $2.00. In the event that the Debentures were not paid at the time of maturity, the actual purchase price of the convertible Debenture may be converted at the option of the holder at the lesser of $1.41 or 85% of the volume-weighted average price of the Company's Common Stock over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible Debenture, the Company also issued a warrant to the Debenture holders to purchase up to 400,000 shares of Common Stock at an exercise price of $1.37 and a fair value of $472, which was recorded as deferred financing costs. The Company also issued a warrant to purchase an additional 266,667 shares of Company Common Stock at the same exercise price, which were only exercisable if the convertible Debenture was not paid in full within 120 days of the original issuance. The Company also issued a warrant to purchase 167,576 shares of Common Stock at an exercise price of $1.13 to the placement agent for this transaction. The aggregate discount and debt issuance costs of $972 was accreted into interest expense over the 120 day life of the Debentures. At December 31, 2000, $316 had been recognized as interest expense, and the remaining amount was recognized as interest expense during 2001.

On March 22, 2001, the Company obtained an extension until April 22, 2001 related to this Convertible Debenture and on April 30, 2001 a further extension agreement was negotiated which extended maturity until January 2002 by increasing the interest prospectively to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. A charge of $52 has been recorded in the financial statements related to this repricing. Through December 31, 2001, $2,196 in principal value and interest of $49 regarding this debenture has been converted into 2,498,401 shares of common stock. In February, 2002, a restructuring agreement was finalized which retired this Debenture in its entirety by allowing for conversion of $400 in principal and payoff of accrued interest and remaining principal of $399 by cash payment of $50 at closing, and a promissory note of $349 payable in installments over the following 7 months to retire the remainder.

                        SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

5. Convertible Debentures (continued)

During the period September through October 2001, the Company sold 60-day notes with a face value of $248 and issued 124,000 four-year warrants at an exercise price of $0.40 per share to investors for an aggregate purchase price of $248. We allocated a fair value of $32 to the warrants, which was treated as a debt discount and an addition to additional paid in capital. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. If not redeemed at maturity, these notes would become convertible into shares of common stock at a price of $0.20 per share at the option of the shareholder. At maturity, $100 of the aggregate $248 was paid off. The remaining $148 became convertible into 740 shares of common stock. Upon maturity of the note, the fair value of the Company's common stock was $0.67. Consequently, the intrinsic value of the conversion feature, capped at the face amount of the debt outstanding, or $148, was treated as a beneficial conversion feature and is reflected as additional interest expense and additional paid in capital. The $148 of notes remaining at December 31, 2001 is issued to our Chairman of the Board.

6. Stockholders' Equity

Class A Convertible Preferred Stock

Series A, B, D, E, F, G and H

Class A preferred stock is issuable in various series and is convertible in accordance with the terms of the issued series. The Board of Directors has the authority to fix by resolution all other rights. The Class A Series A preferred, when declared, shares pay quarterly dividends at the rate of twelve percent (12%) per annum, when declared have cumulative rights and have a liquidation preference at the par value of the preferred shares. Each share is convertible at the election of the holder into one share of Common Stock at any time. Each holder has the same right to vote each share on all corporate matters as the holder of one share of Common Stock.

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

In conjunction with the CIMS acquisition transaction completed in April 2000 (see Note 14 below), 1,500 shares of Class A Series H preferred stock with a face value of $1,500 (book value $1,300) were issued as part of the transaction consideration. The series H preferred stock yields 8% in semi-annual cash dividends, when declared, and is convertible at the Company's option for the first 33 months of its 36 month life.

Common Equity

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

In April 2001, the Company sold to one outside investor 541,363 shares of Common Stock for an aggregate price of $502. In connection with the issuance of this Common Stock, the Company also issued a warrant to the investor to purchase up to 350,000 shares of Common Stock at an exercise price of $0.75 per share.

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

Three-fourths of these shares may not be resold or otherwise transferred until
(a) the shares are registered and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement for the underlying common stock, or (b) six months from the issuance of the warrants. A registration statement registering the shares of common stock issued in the private placement and the shares underlying the warrants was declared effective by the SEC on July 3, 2001.

The Company paid a $56 sales commission and issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.50 per share to a finder in connection with this offering.

During July 2001, the Company sold 666,667 shares of common stock in a private placement and issued four-year warrants to purchase 166,667 shares of common stock at an exercise price of $1.25 per share and four-year warrants to purchase 166,667 shares of common stock at an exercise price of $1.50 per share to investors for an aggregate purchase price of $400. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

Three-fourths of these shares may not be resold or otherwise transferred until
(a) the shares are registered for resale and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.51 per share to a finder in connection with this offering.

During August 2001, the Company sold 600,000 shares of common stock and issued four-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share in a private placement to investors for an aggregate purchase price of $300. These shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid an $23 sales commission and issued a warrant to purchase 30,000 shares of common stock at exercise prices ranging from $0.59 to $0.67 per share to finders in connection with this offering.

In September 2001, the Company sold 466,667 shares of common stock and issued four-year warrants to purchase 233,333 shares of common stock at an exercise price of $0.62 per share to investors in a private placement for an aggregate purchase price of $200. These shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.51 per share to a finder in connection with this offering.

In October 2001, the Company sold 125,000 shares of common stock and issued four-year warrants to purchase 31,250 shares of common stock at an exercise price of $1.00 per share and 31,250 shares of common stock at an exercise price of $1.25 per share in a private placement to investors for an aggregate purchase price of $50. One-fourth of these shares may not be resold or otherwise transferred until (a) the shares are registered for resale and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. Three-fourths of these shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) one year after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $3.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement for the common stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid $1 in sales commissions to a finder in connection with this offering.

Also during October 2001, the Company sold 400,000 shares of common stock and issued four-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share to an investor in a private placement for an aggregate gross purchase price of $200. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of its common stock at prices below the price at which the investors purchased their shares. These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

Company's common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid a $6 sales commission and issued a warrant to purchase 6,000 shares of common stock at an exercise price of $0.91 per share to a finder in connection with this offering.

In November 2001, the Company sold 250,000 shares of common stock and issued four-year warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share to an investor in private placements for an aggregate gross purchase price of $125. These shares may not be resold or otherwise transferred until the shares are registered. The shares underlying the warrants may not be resold or otherwise transferred until the effectiveness of a registration statement registering the common stock underlying the warrants. The Company paid a $6 sales commission to a finder in connection with this offering.

During November and December 2001, the Company sold 142,857 shares of common stock and issued four-year warrants to purchase 71,429 shares of common stock at exercise prices ranging from $0.84-$1.05 per share to four investors in a private placement for an aggregate gross purchase price of $100. Additional shares and warrants may be issued to these investors if, within 60 days following closing of their investments, the Company issues any shares of its common stock at prices below the price at which the investors purchased their shares. These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of our common stock is at least $2.00 per share. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid a $5 sales commission and issued warrants to purchase 7,143 shares of common stock at exercise prices ranging from $0.86 to $1.00 per share to a finder in connection with this offering.

Also during November and December 2001, the Company sold 900,000 shares of common stock and issued four-year warrants to purchase 450,000 shares of common stock at exercise prices of $0.81-$0.99 per share to seven investors in private placements for an aggregate gross purchase price of $450. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of our common stock at prices below the price at which the investors purchased their shares.

These shares may not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company 'scommon stock is at least $2.00 per share or is less than $0.57 per share. The shares underlying the warrants may not be resold or otherwise transferred until the effectiveness of a registration statement registering the common stock underlying the warrants. The Company paid a $36 sales commission and issued warrants to purchase 37,800 shares of common stock at exercise prices ranging from $0.74 to $0.99 per share to finders in connection with this offering.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at December 31, 2001 equaled $456. In 2001, the Company paid $30 of dividends and reversed $154 of previously accrued but undeclared dividends.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


7. Stock Options and Warrants

Long-Term Incentive Plans

During 1992, the stockholders of the Company approved a Long-Term Incentive Plan for the issuance of options for the purchase of up to 1,000,000 restricted Common Stock shares in the aggregate, or such other number of shares as are subsequently approved by the Company's stockholders. The shares, which were related to the unexercised or undistributed portion of any terminated, expired or forfeited award, will also be made available for distribution in connection with future grants under the Plan. During 1997, the Plan was amended to increase the number of options available for future grants to 3,000,000. The Long-Term Incentive Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in March 2002. At December 31, 2001, 2000, and 1999, there were -0-, -0-, and 90,190 options available for future grant.

During 2000, the stockholders of the Company approved the 2000 Incentive Stock Option Plan (the "2000 Plan"). This plan has replaced the 1992 Long-Term Incentive Plan (the "1992 Plan") under which no further options will be issued. Significant changes in the 2000 Plan, when compared to the 1992 Plan include: reserving 15% of the outstanding shares for awards that may be outstanding at any one time, rather than the 3 million shares currently set aside for issuance throughout the life of the 1992 Plan; authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees.

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to officers, directors, employees, and others and expire between January 2002 and June 2011. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

                                                                                                            Weighted Average
                                                                                             Shares          Exercise Price
                                                                                         ---------------     ---------------

Outstanding at December 31, 1998                                                               1,597,276     $          2.44
Canceled or expired                                                                             (335,939)               2.46
Granted                                                                                        1,085,000                1.71
Exercised                                                                                       (181,666)                .80
                                                                                         ---------------     ---------------

Outstanding at December 31, 1999                                                               2,164,671     $          2.19
Canceled or expired                                                                             (165,499)               2.75
Granted                                                                                          807,000                3.58
Exercised                                                                                       (309,347)               2.58
                                                                                         ---------------     ---------------

Outstanding at December 31, 2000                                                               2,496,825     $          2.59
Canceled or expired                                                                             (687,500)               2.91
Granted                                                                                        2,169,232                1.03
Exercised                                                                                           --                  --
                                                                                         ---------------     ---------------

Outstanding at December 31, 2001                                                               3,978,557     $          1.69
                                                                                         ===============     ===============

                                                            Exercise Price        Weighted Average
                                         Options            Range Per Share        Exercise Price
                                      -------------       -------------------    ------------------
Exercisable at year-end
1999                                    1,051,089            $1.00 to $4.00            $2.61
2000                                    1,143,381            $1.16 to $9.13            $2.66
2001                                    2,104,027            $0.72 to $6.00            $1.79

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                             Ranges                              Total
                                      ------------------------------------------------------------------------

Range of exercise prices              $0.72 to $1.22     $1.35 to $2.25    $2.35 to $6.00   $0.72 to $6.00
                                      ------------------------------------------------------------------------
Options outstanding                        2,091,732          990,250           896,575        3,978,557
Weighted average remaining contractual           7.5              7.5               6.4              7.3
    life (years)
Weighted average exercise price                $1.01            $1.69             $3.27            $1.69
Exercisable                                1,093,634          349,131           661,262        2,104,027
Weighted average exercise price                $1.00            $1.71             $3.13            $1.79
                                      ------------------------------------------------------------------------

Warrants

Warrants outstanding have been granted to officers, directors, stockholders and others to purchase Common Stock at prices ranging from $0.40 to $5.04 per share and expiring between March 2002 and December 2011. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:



                                                                         Weighted Average
                                                            Shares        Exercise Price
                                                   --------------------------------------

Outstanding at December 31, 1998                         9,827,669      $     3.11
Canceled or expired                                     (1,225,936)           3.36
Granted                                                  2,322,872            2.20
Exercised                                               (1,395,169)           1.59
                                                   --------------------------------------

Outstanding at December 31, 1999                         9,529,436      $     2.58
Canceled or expired                                       (470,377)           1.74
Granted                                                    524,122            3.08
Exercised                                               (2,938,501)           2.04
                                                   --------------------------------------

Outstanding at December 31, 2000                         6,644,680      $     2.94
Canceled or expired                                       (863,368)           3.91
Granted                                                  8,708,437            1.09
Exercised                                                  (56,666)           0.00
                                                   --------------------------------------
Outstanding at December 31, 2001                        14,433,083      $     1.75
                                                   ======================================

                                                                          Weighted
                                                    Exercise Price         Average
                                  Warrant Shares    Range Per Share      Exercise Price
                               ------------------- -------------------- -----------------

Exercisable at year-end
1999                                 7,673,072       $1.00 to $4.00          $2.78
2000                                 5,713,757       $1.16 to $5.04          $3.02
2001                                12,922,971       $0.40 to $5.04          $1.75

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

During 2001, 1,138,410 warrants were issued to non-employees for certain consulting services, and in the case of 184,569, had contingent vesting provisions based on achievement of certain performance services levels. The 2001 statement of operations reflects charges of $275, for those non-employee stock warrants where such service levels were performed. The Company established fair value of the warrants issued using the measurement criteria at the date of grant, as outlined below.

   Assumptions used:
   Life of warrants:                         3-10 years
   Volatility:                               0.93
   Vesting period:                           Immediate except in cases
                                             of performance service levels
   Fair value of stock at date of grant:     $0.89
   Expected dividend yield:                  0%
   Fair value of warrant:                    $0.24

During 2001, 2000, and 1999, 0, 0, and 668,888 warrants, respectively, were issued to employees in lieu of compensation. These warrants were issued at exercise prices at or above fair market value at the date of grant and therefore there were no charges to earnings.

The following table summarizes information about stock warrants outstanding at December 31, 2001:

                                                         Ranges                                 Total
                                  --------------------------------------------------------------------------
Range of exercise prices            $0.40 to $1.25    $1.31 to $2.25   $2.38 to $5.04     $0.40 to $5.04
Outstanding                              6,623,846         4,746,374        3,062,863         14,433,083
Weighted average remaining                     4.7               3.6              3.4                4.1
    contractual life (years)
Weighted average exercise price              $0.97             $1.84            $3.32              $1.75
Exercisable                              5,890,907         4,208,874        2,823,190         12,922,971
Weighted average exercise price              $0.97             $1.79            $3.34              $1.75


The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: no dividends paid for all years; expected volatility of 93% for all periods; risk-free interest rates range from 5.25% to 7.81%; and expected lives range from 1.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

                             Year ended December 31
                                   2001                2000            1999
                             ------------------------------------------------
Stock options                    $ 0.72            $   3.19        $   1.54
Warrants                         $ n/a             $   n/a         $   1.01

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

7. Stock Options and Warrants (continued)

During 2001, there were a total of 3,867,732 common stock options and warrants with exercise prices ranging from $.56 to $1.03 per share granted to employees and directors of the Company. The exercise prices of these options and warrants equaled the fair market value or more of the common stock at the time of such grants. Additionally, 5,871,527 million of warrants were issued related to investors, as described in Note 6, to 2001 debt and equity offerings.


In accordance with SFAS 123, the estimated fair value of the Company's options and warrants should be amortized over the vesting period. Had this expense been charged to operations, the Company's pro-forma net loss and net loss per common share would have been as follows:

                                                Year ended December 31
                                       2001             2000            1999
                                ----------------------------------------------
     Net loss
         As reported               $ (10,434)     $   (10,682)    $   (6,237)
         Pro forma                 $ (11,946)     $   (11,235)    $   (7,328)
     Net loss applicable to
         common shares
         As reported               $   (0.28)     $      (.42)    $     (.31)
         Pro forma                 $   (0.32)     $      (.44)    $     (.36)


Options to Directors and Officers

Included in the options and warrants granted above are the following:

During 2001, 2,448,232 options and warrants of the Company's Common Stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the Common Stock on the grant date at a weighted average exercise price of $0.99 per share, expiring no later than January, 2011. As of December 31, 2001, none of these options or warrants were exercised.

During 2000, 117,500 options of the Company's Common Stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the Common Stock on the grant date at an exercise price of $3.16 per share, expiring on January 3, 2010. As of December 31, 2001, none of these options was exercised.

During 1999, 1,598,888 options and warrants of the Company's Common Stock were granted to Directors of the Company for services. The options and warrants were issued at or above the fair market value of the Common Stock on the grant date at exercise prices ranging between $1.31 and $2.59 per share, expiring through November 19, 2009. As of December 31, 2001, none of these options or warrants was exercised.

Shares reserved for future issuance of Common Stock approximate 58,600,000 as of December 31, 2001.

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

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 and $1,500 in 2002 and 2003, respectively. The Company continues to seek a final resolution by negotiations with the vendor but has retained counsel to assist it in defending its position. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.

9. Related Party Transactions

The Company incurred consulting and commission fees, and out-of-pocket expenses of $245, $42, and $11, for the years ended December 31, 2001, 2000, and 1999, respectively, to an organization whose president is a director of the Company.

10. Profit Sharing Plan

Starting in fiscal year 1999, a 401(k) Plan was made available to all eligible SEDONA employees, but there were no contribution matches by the Company.

During 2001, the plan was modified to allow the Board of Directors to consider, on an annual basis, a discretionary match for the Plan participants in the form of Company stock at a rate of up to 50% of employee contribution but not in excess of 3% of employee base compensation. At the February 2002 Board meeting, a decision was made to make such a match with regards to the 2001 contributions, which match was valued at $76 and resulted in the issuance of 96,262 shares to participants, valued at the year end closing price of $0.79.

11. Commitments

The Company has employment agreements with certain key employees which expire at various dates through 2002. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.

The Company is obligated to pay up to $100 to an individual if the Company is successful in obtaining financing up to $1.5 million.

The Company leases certain office equipment under various noncancelable operating and capital lease arrangements which expire from 2002 to 2007. In August 2000, the Company entered into a long-term operating lease agreement commencing in October 2000, for office space in King of Prussia, Pennsylvania. In April 2000, the Company entered into a long-term operating lease agreement in Bloomington, Minnesota. Future minimum lease payments under these lease obligations consist of the following:

                 2002                                        $594
                 2003                                         577
                 2004                                         536
                 2005                                         531
                 2006                                         539
                 Thereafter                                   410
                                                        -------------
                 Total minimum lease payments             $ 3,187
                                                        =============

Rent expense for 2001 and 2000 was $673 and $333 respectively.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

11. Commitments (continued)

The terms of the King of Prussia lease agreement require the Company to maintain a letter of credit agreement with a financial institution as a security deposit on the leased property for the entire term of the lease agreement. The Company has recorded restricted cash of $289, which represents the cash on deposit at the financial institution as of December 31, 2001. The agreement allows for annual reductions of the letter of credit requirement.

Future minimum lease payments under capital lease obligations consist of the following:

Year ending December 31:                                           Capital
                                                              ------------
                               2002                                  $ 75
                               2003                                    60
                               2004                                    13
                               2005                                     0
                                                              ------------
Total minimum lease payments                                          148
Less amount representing interest                                     (23)
                                                              ------------
Present value of net minimum capital lease payments                  $125
                                                              ============

12. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000.

At December 31, 2001 and 2000 the Company had a recorded deferred tax asset of $19.7 million and $15.6 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

At December 31, 2001 and 2000, the Company had approximately $50.5 million and $40.3 million, respectively, in federal net operating loss carryforwards that expire in various years beginning in 2002 through 2021. Additionally, the Company has approximately $36.6 million and $26.2 million, respectively, of state net operating loss carryforwards that expire in various years beginning in 2005 through 2010.

The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code section 382. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

13. Supplemental Disclosures of Cash Flow Information

                                                                     Year ended December 31
                                                                2001            2000         1999
                                                             ---------------------------------------
Cash paid during the year for interest                       $     2       $     27      $    35
Cash expenses incurred relative to issuance of stock             215            405           41
Noncash investing and financing activities are as follows:
    Conversion of preferred stock/debenture dividends/
      interest into Common Stock                                  49            139          138
    Conversion of preferred stock/debenture to Common
      Stock                                                    2,196          1,499        2,034
    Fixed asset purchases through assumption of
      capital lease obligation                                    75             65           58


14. 2000 CIMS Purchase

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350, $1,300 (with face value of $1,500) of which was paid in preferred stock, $1,000 of which will be paid by the third anniversary of the transaction, and the remainder of $1,500 will be paid contingent on the future performance of the business unit acquired. The additional costs will be amortized over the remaining life of the original capitalized software acquired, which had an original life of 3 years. In addition, 247,934 five-year warrants valued at $550 with an exercise price of $3.025 per share were issued in connection with this transaction. The series H preferred stock issued as part of the transaction yields 8% and is convertible (based on the fair market value of the Company's stock) into common stock at the Company's option for the first 33 months of the 36 month life.

In the third quarter of 2001, the Company wrote off $1.2 million of purchased software acquired in the CIMS acquisition.

15.  Subsequent Events

Alliance Agreement
In February, 2002, SEDONA announced that it has entered into an agreement with Sanchez Computer Associates (Sanchez), a global leader in developing and marketing scalable and integrated software and services solutions for financial institutions, to license, integrate and private-label SEDONA's entire Intarsia(TM) software solution.

Equity Issuances
From January 1 through February 28, 2002, the Company sold 1,440,000 shares of common stock and issued four-year warrants to purchase 720,000 shares of common stock at exercise prices ranging from $0.75-$1.50 per share to seventeen investors in private placements for an aggregate gross purchase price of $720. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of its common stock below $.50 per share the price at which the investors purchased their shares. These shares may generally not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of the Company's common stock is at least $2.00 per share. The shares underlying the warrants may generally not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $41 sales commission and issued warrants to purchase 91,350 shares of the Company's common stock at exercise prices ranging from $0.75 to $0.93 per share to finders in connection with this offering.

                      SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

Warrant exercises

During March 2002, SEDONA sold 1,127,869 shares of its common stock through a negotiated partial exercise of outstanding warrants associated with two financings whereby the Company realized total proceeds of approximately $573. The outstanding warrants originally permitted the holders to acquire shares of Company common stock at exercise prices ranging from $2.25 to 4.00 per share. After considering needs for working capital, the Company further negotiated with the warrant holders to permit exercise of the warrants at exercise prices ranging from $0.50 to $0.55 per share.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

Lead Factory, Inc.

In March, 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of warrants and cash. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when the Company acquired a 10% equity interest, which interest the Company has subsequently fully reserved. Lead Factory was founded by the Chief Marketing Officer of the Company and its product has been integrated with SEDONA's Intarsia(TM) and is provided as an additional component or may be sold as a separate application by SEDONA to its customer base. This purchase agreement supercedes all earlier agreements with Lead Factory.

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

3.2      Bylaws (2) (Exhibit 3.2)

3.3      Amendment to Articles of Incorporation (3)

4.1 Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2 Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.4      5% Convertible Debenture due March 22, 2001 (8) (Exhibit 99.3)

10.1 Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 4.0)

10.12 Convertible Debentures and Warrants Purchase Agreement, dated November 22, 2000 (7) (Exhibit 99.2)

10.13    Commitment Warrant, dated November 22, 2000 (7) (Exhibit 99.4)

10.14    Additional Warrant, dated November 22, 2000 (7) (Exhibit 99.5)

10.15 Warrant issued to Ladenburg Thalmann & Co., Inc., dated November 22, 2000 (7) (Exhibit 99.6)

10.19 Stock Purchase Agreement between AMRO International S.A. and the Company, dated January 23, 2001 (8) (Exhibit 10.19)

10.20 Stock Purchase Warrant issued to AMRO International S.A., dated January 23, 2001 (8) (Exhibit 10.20)

10.21 Warrant issued to Ladenburg Thalmann & Co., Inc., dated January 23, 2001 (8) (Exhibit 10.21)

10.22 Lease between Teachers Insurance and Annuity Association and the Company (9) (Exhibit 99.1)

10.25#   2000 Incentive Stock Plan (10) (Appendix A)

10.26#   2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27# Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.28# Employment Agreement, dated January 1, 2000, between the Company and William K. Williams (8) (Exhibit 10.28)

10.30 Shareholder/Investor Relations Compensation Agreement between the Company and Osprey Partners, dated January 3, 1997, with amendments dated January 27, 2000 and December 13, 2000 (14) (Exhibit 10.30)

10.31 Finder's Fee Agreement between the Company and Osprey Partners, dated February 24, 1999 (8) (Exhibit 10.31)

10.32 Disbursement Agreement between the Company and ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.32)

10.33 Promissory Note payable to the Company by ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.34)

10.32 Security Agreement between the Company and ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.32)

10.35    Warrant issed to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit
         10.35)

10.39 Form of Common stock and Warrants Purchase Agreements used in August 2001 to February 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.1)

10.40 Form of Registration Rights Agreements used in August 2001 to February 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.2)

10.38 Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.41 Form of Warrants issued to investors used in August 2001 to February 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39* Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.

10.40* Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002.

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

(5) Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(7)      Filed as an Exhibit to the Current Report on Form 8-K filed November
         28, 2000.

(8) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)     Filed as an Exhibit to the Current Report on Form 8-K filed August 31,
         2000.

(10) Filed as an Appendix to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.