Form 10-K/A
period 2001-12-31
SEDONA CORP
filed 2002-04-29
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

{X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

{ } Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from___to___

                        Commission file number 000-15864

                               SEDONA CORPORATION
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

          Pennsylvania                                    95-4091769
 -------------------------------                       -------------------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)


455 South Gulph Road, Suite 300, King of Prussia, PA             19406
-----------------------------------------------------          ----------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on The Nasdaq Stock Market as of April 24, 2002 was $55,085,000.

The number of shares of the Registrant's Common Stock issued and outstanding as of April 24, 2002 was 45,450,764 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth-certain information regarding the directors, executive officers and key employees of the Company.

Name                          Age     Position
----                          ---     --------

Directors and
Executive Officers:

Laurence L. Osterwise         54      Chairman of the Board

R. Barry Borden               62      Vice Chairman of the Board

Marco A. Emrich               49      CEO, President and Director

Michael A. Mulshine           62      Secretary and Director

Jack Pellicci                 63      Director

James C. Sargent              86      Director

Robert M. Shapiro             56      Director

James T. Womble               59      Director

William K. Williams           60      Vice President, Chief Financial Officer

Key Employees:

Alyssa S. Dyer                37      Vice President, Chief Marketing Officer

Michael Crofts                47      Vice President, Sales

Robert Griffin                55      Vice President, Strategic Alliances and
                                      Partnerships

Timothy A. Rimlinger          38      Vice President, Engineering


All directors hold office until the next annual meeting of the shareholders and until their successors are elected and qualified.

All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the directors and executive officers have been as follows:

Laurence L. Osterwise was appointed Chairman of the Board in September 1999, after having served as Chief Executive Officer, President and a Director since April 1997. Mr. Osterwise came to the Company in November 1996 as its Chief Operating Officer and President of SEDONA GeoServices, Inc., a subsidiary. Before joining the Company, he was President of the Communications Division of General Instrument Corporation, now a division of Motorola. Prior to joining General Instrument, Mr. Osterwise was with IBM Corporation for 25 years, where he held positions as President of Production Industries, U.S. Vice President

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

and Corporate Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and an MS in Computer Sciences from Syracuse University in 1973.

R. Barry Borden, Vice Chairman of the Board since September 1999, was Chairman from June 1998 to September 1999, and has been a Director since June 1996. He has founded and managed businesses in the computer hardware and software industry for the past 30 years. He currently serves as President of LMA Group, a management consulting firm he founded in 1984. He also serves as Executive Chairman of TradeAccess Corporation of Boston, MA, a supplier of enterprise software. From 1997 until 2001, Mr. Borden served as President of Broadbeam Corporation of Princeton, NJ, a supplier of software for wireless data communications. Prior to that he served as Chairman and CEO of Mergent International, a supplier of software for data security on PC desktops and enterprise wide networks. Mr. Borden also serves on the Board of Directors of FASTNET Corporation, an Internet service provider, and AM Communications, a provider of technology for managing and monitoring of broadband systems. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961.

Marco A. Emrich has been Chief Executive Officer, President and a Director since September 1999. He has over 20 years of software industry experience. From 1998 to 1999, he served as President and CEO of Cambridge-based e-commerce application service provider Empresa Inc. Prior to joining Empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., where he created and launched a web-based application that enables businesses to monitor, manage and report on network-centric or multi-tier distributed business applications. Prior to CenterLine, he held positions as Senior Director of Cincom Systems, Inc.'s Advanced Technology Group and Manager of NAS Information Network Technology Group at Digital Equipment Corporation. Mr. Emrich holds a Bachelor's degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.

Michael A. Mulshine has been a Director and Secretary since May 1985 and has been associated with the Company on a management consulting basis since 1979. He has been the President of Osprey Partners, a management consulting firm, since 1977. In addition, he is a Director of VASCO Data Security International, Inc., a global provider of enterprise-wide security solutions that support e-business and e-commerce. Mr. Mulshine received a BSEE degree from Newark College of Engineering of the New Jersey Institute of Technology in 1961.

Jack A. Pellicci, a Director since October 1996, is Group Vice President of Oracle Service Industries where he leads the Global Business Development Group. Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open Geospatial Consortium (OGC), a worldwide organization leading the initiative for interoperability of geospatial information and location based services. He serves as a Director on the Boards of the Fairfax County Chamber of Commerce, the United Services Organization (USO) and is a corporate fellow of the National Governors Association. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

from Georgia Institute of Technology. He is also a member of the Board of Directors of OGETA Services, the Fairfax County Chamber of Commerce and the United Services Organization (USO). He currently serves as a Corporate Fellow for the National Governors Association.

James C. Sargent, a Director since January 1992, was Counsel to the law firm of Opton, Handler, Gottlieb, Fieler & Katz, and was counsel to Abel Noser Corporation, a member of the New York Stock Exchange. He was previously a partner and counsel to Whitman Breed Abbott & Morgan, LLP, now Winston and Strawn. He was New York Regional Administrator from 1955 to 1956, and Commissioner of the Securities and Exchange Commission from 1956 to 1960.

Robert M. Shapiro, a Director since November 1998, is Vice President of Global Sales and Business Development for Autoweb.com, a major online automotive retailer. From 1995 to 1997, Mr. Shapiro was Senior Vice President of R. L. Polk & Company, a privately owned $400 million global information services company, where he directed worldwide marketing, product management, and business development activities for all software products sold to the transportation, insurance, finance, retail, fundraising, and publishing industries. Prior to joining R. L. Polk, Mr. Shapiro was Senior Vice President, Commercial Marketing for Prodigy, where he created the first commercially viable interactive service including product positioning and branding. He is noted as a pioneer in building online business-to-consumer commercial sites. Prior to joining Prodigy, Mr. Shapiro gained his early marketing and sales experience during seventeen years with IBM Corporation and Proctor & Gamble. Mr. Shapiro served on the Board of Directors of Blackburn Polk Marketing Services of Canada, and Carfax, USA. He received his BA degree from the University of San Diego in 1967.

James T. Womble, a Director since April 1999, has been a Director of Acxiom Corporation since 1975, and is Division Leader of its Services Division. This Division has locations in Conway and Little Rock, Arkansas, Chicago, Atlanta, and Memphis and manages relationships around the world with Acxiom's clients in the credit card, retail banking and retail industries. Prior to joining Acxiom, Mr. Womble worked for IBM as a systems engineer and marketing representative. He holds a degree in civil engineering from the University of Arkansas.

William K. Williams was appointed Vice President and Chief Financial Officer in April 1998. Prior to his joining the Company, Mr. Williams worked as an independent financial consultant with emerging growth companies, served as Vice President of Business Development for Intelligent Electronics, Inc., a Fortune 500 company and held various financial management positions at DuPont, including four years as Director of Finance for Japan operations. Mr. Williams joined DuPont upon earning an MBA degree in Finance at the University of Maryland in 1970.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

Michael Crofts joined SEDONA in March 1999 and was appointed Vice President of Sales in February 2001. Prior to joining SEDONA, he was Vice President at The John H. Harland Company, where he sold database marketing software and direct marketing consulting services in the southwest United States and Canada. Mr. Crofts was also Managing Director for Latin America at Olivetti North America, where he restructured and managed a bank branch automation software distribution network throughout Latin America and the Caribbean. He holds a Juris Doctor degree from Gonzaga University School of Law and a Bachelor of Arts from the University of Idaho.

Robert Griffin joined SEDONA in 1997, and was appointed Vice President of Strategic Alliances and Partnerships in February 2001. In that role, he is responsible for developing and leveraging partnerships, to create new marketing and sales distribution channels. Prior to joining SEDONA, he worked 28 years at IBM Corporation, where he directed a variety of aspects of marketing and sales, including market and brand management, business partner recruiting and support, and field sales management. Mr. Griffin achieved widespread recognition for his work in introducing the first and second generation of AS/400 systems to the worldwide marketplace. Mr. Griffin attended DePaul University and the University of Iowa.

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

Compensation of Directors

Under our 1992 Long-Term Incentive Plan (the "1992 Plan"), on the first business day of January 1998 and on the first business day of January in each succeeding year through January 2001, each non-employee director of the Company received a grant of an option to purchase shares of Common Stock at the then-current fair market value, as determined in accordance with the 1992 Plan, as follows: an option to purchase 15,000 shares of Common Stock for service on the Board of Directors during the preceding year, plus an option to purchase 2,500 shares of Common Stock for serving as the Chairman of the Board of Directors or Chairman of a committee of the Board of Directors during the preceding year. If, however, a director became eligible for an option grant after the first regularly scheduled meeting of the Board of Directors during any calendar year, the Compensation Committee of our Board of Directors (the "Compensation Committee") determined the size of such option grant by multiplying 15,000 shares (and/or 2,500 shares) by a fraction which was determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by six.

In addition, under the terms of the 1992 Plan, any new director elected to the Board of Directors was granted an option to purchase 25,000 shares of Common Stock at the then-current fair market value, as determined in accordance with the 1992 Plan. The shares underlying these options were to vest at the rate of 5,000 shares per year for five years, commencing on the first anniversary date of his election to the Board of Directors and on each subsequent anniversary thereafter.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

Further, commencing in 1998, on or before January 31 in each year, each non-employee director would receive an annual retainer of $5,000 as cash compensation for his services as a director for the preceding year. Also, each non-employee director would receive $500 for attendance at each Board of Directors and committee meeting, with multiple meetings held on the same day to count as one.

Certain revisions to non-employee director compensation were made in 2002. Under our 2000 Incentive Stock Option Plan (the "Plan"), each non-employee director of SEDONA, on the first business of January of 2002 and on the first business day of January in each succeeding year, shall receive as compensation for service to the Board of Directors, a grant of an option to purchase Common Stock, at the then current fair market value, as determined in accordance with the Plan, as follows: a 30,000 share option grant for service to the Board of Directors during the preceding year; plus, a 5,000 share option grant for serving as the Chairman of the Board of Directors or a committee of the Board of Directors during the preceding year. If, however, an Eligible Director (as defined in the Plan) shall become eligible for an option grant after the first regularly scheduled meeting to the Board of Directors during any calendar year, the Compensation Committee shall determine the size of such option grant by multiplying 30,000 shares (and/or 5,000 shares) by a fraction which is determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by four. The non-employee directors were issued the following option grants in January 2002 for service to the Board of Directors in 2001: Messrs. Borden, Mulshine, Pellicci and Sargent, 35,000 shares; Messrs. Shapiro and Womble, 30,000 shares.

In addition, any new director elected to the Board of Directors will be granted an option to purchase 50,000 shares of Common Stock (the "New Director Option"), at the then current fair market value, as determined in accordance with the Plan. The shares underlying this option will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new director's election to the Board of Directors.

If unexercised, each option shall expire on the tenth anniversary of the date of grant and shall vest and become fully exercisable upon grant, with the exception that the New Director Options shall vest over five years. Once vested, options shall remain fully exercisable until the earlier of: (i) the expiration of their ten-year term; (ii) three years following the optionee's separation from Board of Directors service for any reason; or (iii) one year following the death of the optionee.

On or before January 31, 2003 and on or before January 31 in each succeeding year, each non-employee director will receive an annual retainer of $10,000 as cash compensation for such director's services for the preceding year. Also, effective January 1, 2002, each non-employee director will receive $750 for each attendance at Board of Directors and committee meetings, with multiple meetings held on the same day to count as one. The amounts shall be subject to annual review and possible adjustment at the discretion of the Board of Directors. In addition, any director's cash compensation obligations that may accrue will be paid in cash only if SEDONA is current in all of its cash obligations, or on a change of control, assuming that all current cash obligations had been met.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to SEDONA and our subsidiaries in all capacities during the three years ended December 31, 1999, 2000 and 2001 for our President and Chief Executive Officer and Vice President and Chief Financial Officer, who are the only executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

-----------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation           Long-Term Compensation
------------------------ ------ ------------------------------------ ------------------------- --------- --------------
                                                                              Awards           Payouts
                                ---------- --------- --------------- ------------------------- ---------
                                                                                  Securities
                                                         Other       Restricted   Underlying
                                                         Annual         Stock      Options/      LTIP      All Other
  Name and Principal             Salary     Bonus     Compensation    Award(s)       SARs      Payouts   Compensation
       Position          Year      ($)       ($)         ($)(1)          ($)          (#)        ($)          ($)
------------------------ ------ ---------- --------- --------------- ------------ ------------ --------- --------------
Marco A. Emrich          2001   $216,923   $18,750         --            --         652,500       --          --
   President and Chief   2000   $225,000   $94,877         --            --           --          --          --
   Executive Officer     1999    $63,173      --           --            --         725,000       --          --
------------------------ ------ ---------- --------- --------------- ------------ ------------ --------- --------------
William K. Williams      2001   $114,500    $4,000         --            --          90,000       --          --
   Vice President and    2000   $130,000   $17,500         --            --           --          --          --
   Chief Financial       1999    $95,000      --           --            --          50,000       --          --
   Officer
-----------------------------------------------------------------------------------------------------------------------

(1) In fiscal year 2001, no Named Executive Officer received perquisites or other personal benefits, securities or property as a portion of the executive officer's salary and bonus.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth all options granted to the Named Executive Officers during 2001.

-------------------------------------------------------------------------------------------------------------
                                 Individual Grants
----------------------------------------------------------------------------------- -------------------------
                                           Percent of                                 Potential Realizable
                                              Total
                              Number of     Options/                                Value at Assumed Annual
                             Securities       SARs                                    Rates of Stock Price
                             Underlying    Granted to   Exercise                    Appreciation For Option
                              Options/      Employees    of Base                            Term(2)
                            SARs Granted    In Fiscal     Price       Expiration       5%           10%
           Name                (#)(1)         Year        ($/Sh)         Date          ($)          ($)
--------------------------- -------------- ------------ ----------- --------------- -------------------------
Marco A. Emrich                652,500        44.5%       $1.03        8/31/09        150,075      515,000
--------------------------- -------------- ------------ ----------- --------------- ------------ ------------
William K. Williams            90,000         6.1%        $1.03        4/21/09        18,000       63,900
-------------------------------------------------------------------------------------------------------------


(1) Vesting schedule is time-based, generally over a four-year period, which may, in certain cases, be accelerated by performance factors such as stock price.

(2) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using five percent and ten percent appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast future appreciation, if any, of our stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment. Therefore, the actual values realized may be greater or less than the potential realizable values set forth in the table.


                     AGGREGATED OPTION/SAR EXERCISES IN THE
                 LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information as of December 31, 2001, regarding the number and year-end value of unexercised stock options held by each of the Named Executive Officers. No stock appreciation rights have been granted by the Company.


--------------------------------------------------------------------------------------------------------
                               Number of Securities Underlying       Value of Unexercised In-the-Money
                              Unexercised Options/SARs at Fiscal           Options/SARs at Fiscal
                                           Year-End                              Year-End
           Name                              (#)                                  ($)(1)
--------------------------- --------------------------------------- ------------------------------------
                              Exercisable        Unexercisable       Exercisable       Unexercisable
--------------------------- ----------------- --------------------- --------------- --------------------
Marco A. Emrich                 302,500            1,075,000              $0                $0
--------------------------- ----------------- --------------------- --------------- --------------------
William K. Williams             130,000              60,000               $0                $0
--------------------------------------------------------------------------------------------------------

(1) Market value of underlying securities is based on the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on December 31, 2001 ($0.79), net of the option/warrant exercise price.

Employment Contracts and Change-in-Control Arrangements

On September 15, 1999, the Company entered into an Employment Agreement with Marco A. Emrich, its Chief Executive Officer and President (the "CEO Agreement"). The CEO Agreement had a term of two years and three months. Pending renewal, Mr. Emrich continues to serve under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich can also earn up to $100,000 annually in the form of cash bonus, subject to quarterly measurements. In addition, under the CEO Agreement, Mr. Emrich received 200,000 options and 175,000 warrants with a strike price of $2.50, which will vest over 4 years at 25% per year. He also was granted 350,000 warrants with a strike price of $2.50 with a four year "cliff vest" provision, and certain acceleration provisions based on stock price performance. In the event of "Change of Control" within 12 months there will be a 33% acceleration of unvested options/warrants; and 50% acceleration after the first 12 months.

On January 1, 2000, the Company entered into a two -year Employment Agreement with William K. Williams, its Vice President and Chief Financial Officer (the "CFO Agreement"). Pending renewal, Mr. Williams continues to serve under the terms of this agreement, with an annual base salary of $130,000 plus additional compensation as directed by the Board of Directors. Mr. Williams can also earn up to $40,000 annually in the form of cash bonus, subject to quarterly measurements.

Compensation Committee Interlocks and Insider Participation

The current members of SEDONA's Compensation Committee are Messrs. R. Barry Borden and Laurence L. Osterwise. No executive officer of SEDONA has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of our Compensation Committee.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission"), and The Nasdaq Stock Market, Inc. Directors, executive officers and beneficial owners of more than 10% of the outstanding shares of our Common Stock are required by Commission regulations to furnish SEDONA with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms received or written representations that no reports on Form 5 were required, we believe that for the year ended December 31, 2001, all of our directors, executive officers and greater than 10% beneficial owners complied with Section 16(a) filing requirements applicable to them.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for recommending compensation policies with respect to our executive officers, and for making decisions about awards under our stock-based compensation plans. Each member of the Compensation Committee is a "non-employee director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Act"), and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. This report addresses SEDONA's compensation policies for 2001 as they affected the Chief Executive Officer and our other executive officers, including the Named Executive Officers.

Compensation Policies

The Compensation Committee's executive compensation policies are designed to provide competitive compensation opportunities, reward executives consistent with SEDONA's performance, recognize individual performance and responsibility, underscore the importance of shareholder value creation, and assist SEDONA in attracting and retaining qualified executives. The principal elements of compensation employed by the Compensation Committee to meet these objectives are base salaries, annual cash incentives, and long-term stock-based incentives.

All compensation decisions are determined following a review of many of our Company's achievements over the past year, the individual's contributions to our success, any significant changes in role or responsibility, and the internal equity of compensation relationships.

In general, the Compensation Committee intends that the overall total compensation opportunities provided to our executive officers should reflect competitive compensation for executives with corresponding responsibilities in comparable firms providing similar products and services. To the extent determined to be appropriate, the Compensation Committee also considers general economic conditions, our financial performance, and the individual's performance in establishing the compensation opportunities for the executive officers. Total compensation opportunities for the executive officers are adjusted over time as necessary to meet this objective. Actual compensation earned by the executive officers reflects both their contributions to SEDONA's actual shareholder value creation and our actual financial performance.

The competitiveness of our total compensation program - including base salaries, annual cash incentives, and long-term stock-based incentives - is assessed by the Compensation Committee. Data for external comparisons may be drawn from a number of sources, including the publicly available disclosures of selected comparable firms with similar products and national compensation surveys of information technology firms of similar size.

To present a reasonable comparison of our performance versus our peers, the Board of Directors has determined that it would employ two indexes in the Stock Performance Graph section of this report; (i) the Nasdaq-US Index, and (ii) the Nasdaq Computer & Data Processing Index, since there is no one index that exactly matches SEDONA's business. As we progress with our business development plans, many of the firms in these indexes will be employed in the peer group to be used by the Compensation Committee to assess the external competitiveness of compensation levels.

While the targeted total compensation levels for the executive officers are intended to be competitive, compensation paid in any particular year may be more or less than the average, depending upon our actual performance.

Base Salary

Base salaries for all executive officers, including our Chief Executive Officer, are reviewed by the Compensation Committee on an annual basis. In determining appropriate base salaries, the Compensation Committee considers external competitiveness, the roles and responsibilities of the individual, the internal equity of compensation relationships, and the contributions of the individual to our success.

Annual Cash Incentive Opportunities

The Compensation Committee believes that executives should be rewarded for their contributions to the success and profitability of SEDONA and, as such, approves the annual cash incentive awards. Incentive awards are linked to the achievement of revenue and net income goals by SEDONA and/or specific business units, and the achievement by the executives of certain assigned objectives. The individual objectives set for our executive officers are generally objective in nature and include such goals as revenue, profit and budget objectives, and increased business unit productivity. The Compensation Committee believes that these arrangements tie the executive's performance closely to key measures of the success of SEDONA or the executive's business unit. All executive officers, including the Chief Executive Officer, are eligible to participate in this program.

Long-Term Stock-Based Incentives

The Compensation Committee also believes that it is essential to link executive and shareholder interests. As such, from time to time, the Compensation Committee grants stock options to executive officers and other employees under the Plan. In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the individual to our success, and the need to retain the individual over time. All executive officers, including the Chief Executive Officer, are eligible to participate in this program.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Although no Named Executive Officer received compensation exceeding this limit in 2001, we have limited the number of shares of Common Stock subject to options which may be granted to our employees in a manner that complies with the performance-based requirements of
Section 162(m). While the Compensation Committee does not currently intend to qualify its annual incentive awards as a performance-based plan, it will continue to monitor the impact of Section 162(m).


                                             Respectfully submitted,

                                             R. Barry Borden, Chairman
                                             Jack A. Pellicci

                             STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on our Common Stock for the period from December 31, 1996 through December 31, 2001 with the cumulative total return on (i) the "Nasdaq-US Index", and (ii) the "Nasdaq Computer & Data Processing Index." The comparisons assume the investment of $100 on December 31, 1996 in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends. We have not paid any dividends on our Common Stock and do not intend to do so in the foreseeable future. The performance graph is not necessarily indicative of future performance.


------------------------------------------------------------------------------------------------------------------
                                              12/31/96   12/31/97    12/31/98   12/31/99    12/31/00   12/31/01
------------------------------------------------------------------------------------------------------------------
SEDONA Corporation                             100.00      73.57       64.96      94.02       23.08      21.61
------------------------------------------------------------------------------------------------------------------
NASDAQ-US Index                                100.00     122.48      172.70     320.87      193.00     153.15
------------------------------------------------------------------------------------------------------------------
NASDAQ Computer & Data Processing Index        100.00     122.87      219.20     481.81      221.85     178.66
------------------------------------------------------------------------------------------------------------------






                               [GRAPHIC OMITTED]







ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2002, assuming conversion of Class A Series A Convertible Preferred Stock into shares of Common Stock, for (i) each person or entity who is known to us to beneficially own five percent or more of the Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them unless otherwise indicated. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares as of a given date which such person has the right to acquire within 60 days after such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


     NAME AND ADDRESS OF                         AMOUNT AND NATURE OF
     BENEFICIAL OWNER(1)                        BENEFICIAL OWNERSHIP(2)                   PERCENT OF CLASS
     -------------------                        -----------------------                   ----------------
     Laurence L. Osterwise                             2,322,553                               4.53%

     Marco A. Emrich                                     302,500                                  *

     Michael A. Mulshine                               1,600,148(3)                            3.12%

     James C. Sargent                                    330,384                                  *

     R. Barry Borden                                     263,220                                  *

     Jack A. Pellicci                                    207,868                                  *

     Robert M. Shapiro                                   170,809                                  *

     James T. Womble                                     102,324                                  *

     William K. Williams                                 130,000                                  *

     All Executive Officers and                        5,429,806                              10.59%
     Directors as a Group
     (9 persons)

*        Represents less than one percent.

(1) The address of all persons listed is c/o SEDONA Corporation, 455 South Gulph Road, King of Prussia, PA 19406.

(2) Unless otherwise, indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants:

         Mr. Osterwise - 2,088,000 warrants
         Mr. Emrich - 166,250 warrants and 136,250 options
         Mr. Mulshine - 152,485 options and 1,282,250 warrants
         Mr. Sargent - 243,705 options
         Mr. Borden - 242,632 options
         Mr. Pellicci - 186,544 options
         Mr. Shapiro - 128,750 options
         Mr. Womble - 81,000 options
         Mr. Williams - 130,000 options

(3) Includes warrants to purchase up to 706,415 shares issued to Osprey Partners, a company owned by Mr. Mulshine.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2000, SEDONA amended its Consulting Agreement with Osprey Partners ("Osprey"), a company that is owned by Michael A. Mulshine. Under that agreement, Osprey was to provide services to SEDONA with regard to shareholder and investor relations activities and for management consulting services. Under the agreement Osprey was issued warrants to purchase up to 56,000 shares of our Common Stock, with such warrants to vest at the rate of 4,667 shares on the first of each month for the twelve months starting January 1, 2001, and such warrants to be exercisable for up to ten years at an exercise price of $1.13 per warrant. Under the agreement Osprey was also to be paid a monthly retainer in the amount of $3,500. It is management's belief that the levels of compensation for services provided were favorable to the Company and were reasonably below market rates for such services.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEDONA CORPORATION

April 24, 2002                          /s/ Marco A. Emrich
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

Signatures
----------

By /s/ Laurence L. Osterwise                           Date April 24, 2002
   -----------------------------------------           ---------------------
   Chairman of the Board of Directors

By /s/ R. Barry Borden                                 Date April 24, 2002
   -----------------------------------------           ---------------------
   R. Barry Borden
   Vice Chairman of the Board of Directors

By /s/ Marco A. Emrich                                 Date April 24, 2002
   -----------------------------------------           ---------------------
   Chief Executive Officer and President
   (Principal Executive Officer)

By /S/ William K. Williams                             Date April 24, 2002
   -----------------------------------------           ---------------------
   Chief Financial Officer and Vice President
   (Principal Financial and Accounting Officer)

By /S/ Michael A. Mulshine                             Date April 24, 2002
   -----------------------------------------           ---------------------
   Michael A. Mulshine
   Director and Secretary

By /S/ Jack Pellicci                                   Date April 24, 2002
   -----------------------------------------           ---------------------
   Jack Pellicci
   Director

By /S/ James C. Sargent                                Date April 24, 2002
   -----------------------------------------           ---------------------
   James C. Sargent
   Director

By /S/ Robert M. Shapiro                               Date April 24, 2002
   -----------------------------------------           ---------------------
   Robert M. Shapiro
   Director

By /S/ James T. Womble                                 Date April 24, 2002
   -----------------------------------------           ---------------------
   James T. Womble
   Director