Form 10-Q
period 2002-03-31
SEDONA CORP
filed 2002-05-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number 0-15864



                               SEDONA Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                             95-4091769
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       Identification No.)

         455 South Gulph Road, Suite 300, King of Prussia, Pennsylvania 19406
-------------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (484) 679-2200.

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [ X ]    NO [   ]

At May 14, 2002, there were 45,611,398 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                         INDEX
PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           -----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 2002 (Unaudited)
         and December 31, 2001                                                4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended March 31, 2002 and 2001                           5

         Consolidated Statements of Cash Flow -- (Unaudited)
         three months ended March 31, 2002 and 2001                           6

         Footnotes to Consolidated Financial Statements -
         March 31, 2002                                                     7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-11


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                    11-12


SIGNATURE PAGE                                                               12
--------------

                       NOTE ON FORWARD-LOOKING STATEMENTS


This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                    (unaudited)
                                                                                      March 31,        December 31,
                                                                                        2002               2001
                                                                                  ---------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                             $     86           $    103
  Restricted cash                                                                              2                  2
  Accounts receivable, net of allowance for doubtful accounts of $49 and $49                 426                331
  Prepaid expenses and other current assets                                                  118                165
                                                                                  ---------------------------------
Total current assets                                                                         632                601

Property and equipment, net of accumulated depreciation and amortization                     429                521
Restricted cash                                                                              287                287
Software development costs, net of accumulated amortization of $1,650 and $692             2,047              2,353
Non-current assets - other                                                                    26                 24
                                                                                  ---------------------------------
Total non-current assets                                                                   2,789              3,185
                                                                                  ---------------------------------
Total assets                                                                               3,421              3,786
                                                                                  =================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                         1,005              1,099
  Accrued expenses and other current liabilities                                             458                447
  Deferred revenue                                                                           569                509
  Note Payable to related party                                                              148                148
  Current maturities of long-term debt                                                        51                 55
  Short-term debt - debenture                                                               --                  805
  Short-term promissory note                                                                 299
                                                                                  ---------------------------------
Total current liabilities                                                                  2,530              3,063

Long-term debt, less current maturities                                                    1,014              1,025
                                                                                  ---------------------------------
Total long-term liabilities                                                                1,014              1,025
                                                                                  ---------------------------------
Total liabilities                                                                          3,544              4,088

Stockholders' equity:
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280)
  Series A, par value $2.00, Issued and outstanding 500,000 shares                         1,000              1,000
  Series F, par value $2.00, Issued and outstanding shares - 780                               2                  2
  Series H, par value $2.00, Issued and outstanding shares - 1,500                             3                  3
Common stock, par value $0.001
  Authorized shares -100,000,000, Issued and outstanding shares - 44,872,094
  and 41,362,561 in 2002 and 2001, respectively                                               45                 41
  Additional paid-in-capital                                                              54,741             52,839
  Accumulated deficit                                                                    (55,914)           (54,187)
                                                                                  ---------------------------------
Total stockholders' equity                                                                  (123)              (302)
                                                                                  ---------------------------------
Total liabilities and stockholders' equity                                              $  3,421           $  3,786
                                                                                  =================================

See accompanying notes.

                        SEDONA Corporation and Subsidiaries
                       Consolidated Statements of Operations
                  (In Thousands, Except Share and Per Share Data)
                                    (Unaudited)


                                                               Three Months Ended
                                                                     31-Mar
                                                       ---------------------------------
                                                           2002                2001
                                                       --------------------------------
Revenues:
  Product licenses                                     $        340        $        157
  Services                                                      383                 284
                                                       --------------------------------
Total revenues                                                  723                 441
Cost of revenues
  Product licenses                                              332                 387
  Services                                                      173                 733
                                                       --------------------------------
Total cost of revenues                                          505               1,120
                                                       --------------------------------
Gross profit (loss)                                             218                (679)
Expenses:
  General and administrative                                  1,151                 905
  Sales and marketing                                           375               1,117
  Charge for note receivable                                   --                   475
  Research and development                                      390                  42
                                                       --------------------------------
Total operating expenses                                      1,916               2,539
                                                       --------------------------------
Income/(loss) from operations                                (1,698)             (3,218)

Other income (expense):
  Interest income                                              --                    17
  Interest expense                                              (19)               (693)
  Other                                                         (10)                (15)
                                                       --------------------------------
Total other income (expense)                                    (29)               (691)
                                                       --------------------------------
Loss from operations before
  provision for income taxes                                 (1,727)             (3,909)
Income taxes                                                   --                  --
                                                       --------------------------------
Loss from operations                                         (1,727)             (3,909)
Preferred stock dividends                                      --                   (75)
                                                       --------------------------------
Net loss applicable to Common Stockholders             $     (1,727)       $     (3,984)
                                                       ================================

Basic and diluted net loss per share from
operations applicable to common shares
                                                       $      (0.04)       $      (0.12)


Basic and diluted weighted average common shares
outstanding                                              42,924,178          32,376,409
                                                       ================================
See accompanying notes.

               SEDONA Corporation and Subsidiaries
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                                       Three Months Ended
                                                                             31-Mar
                                                                    ------------------------
Operating activities                                                2002            2001
                                                                    ------------------------
Net loss from operations                                            $(1,727)         $(3,909)
Adjustments to reconcile net loss to net cash used in
  operating activities:

  Depreciation and amortization                                         398              476
  Amortization of deferred financing fees and debt discount            --                656
  Increase in note receivable reserve                                  --                475
  Option or warrant based compensation                                 --               --
   Impairment loss on capitalized software                             --               --
Changes in operating assets and liabilities:
  Restricted cash                                                      --               --
  Accounts receivable                                                   (95)             153
  Prepaid expenses and other current assets                              47              (92)
  Other non-current assets                                               (2)              26
  Accounts payable and accrued expenses                                  (8)             250
  Deferred revenue and other                                             60              (58)
                                                                    ------------------------
Net cash used in operating activities                                (1,327)          (2,023)

Investing activities
Purchase of property and equipment                                     --                (60)
Increase in capitalized software development costs                     --               (408)
Partnership investment                                                 --               (475)
                                                                    ------------------------
Net cash used in investing activities                                  --               (943)

Financing activities
Payment of preferred stock dividends                                   --               --
Repayments of long-term obligations                                     (15)             (17)
Payments on redemption of debenture                                    (100)            --
Proceeds from the issuance of common stock, net                         797              930
Proceeds from exercise of common stock warrants, net                    628             --
                                                                    ------------------------
Net cash provided by financing activities                             1,310              913
                                                                    ------------------------
Net increase (decrease) in cash and cash equivalents                    (17)          (2,053)
Cash and cash equivalents, beginning of period                          103            2,189
                                                                    ------------------------
Cash and cash equivalents, end of period                            $    86          $   136
                                                                    ========================
See accompanying notes.


                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Footnote #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three month period ended March 31, 2002 are not necessarily indicative of the results to be experienced for the year ended December 31, 2002.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2001 annual financial statements on Form 10-K, Form S-3/A filed April 16, 2002, and the Form 10-K/A filed April 29, 2002. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.


Footnote #2:  Stockholders' Equity

During the first quarter of 2002, there were a total of 200,000 common stock options with an exercise price of $0.74 issued to directors of the Company. Additionally, 100,000 common stock warrants with an exercise price of $0.72 were issued in connection with a technology purchase. The exercise prices of these options and warrants approximated the fair market value or more of the common stock at the time of such grants.

In the first quarter of 2002, we sold 1,630,147 shares of common stock and issued four-year warrants to purchase 837,134 shares of common stock at exercise prices ranging from $0.50-$1.50 per share to twenty-four investors in private placements for an aggregate net purchase price of $797. Additional shares and warrants may be issued to these common stock investors if, within 60 days following the closing of their investments, we issue any shares of our common stock at prices below the price at which the investors purchased their shares. We paid $72 in sales commissions and issued warrants to purchase 117,134 shares of common stock at exercise prices ranging from $0.69 to $0.93 per share to finders in connection with these offerings.

On November 22, 2000, the Company issued a $3,000 principal value private placement Debenture convertible into Common Stock. On April 30, 2001, the Company obtained an extension until January 15, 2002, related to this Convertible Debenture by increasing the interest on remaining principal going forward to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. During 2001, $2,195 in principal value and $49 in accrued interest was converted into a total of 2,498,399 shares of common stock that were issued to the holder. In February, 2002, a

             SEDONA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
       (In thousands, except share and per share data)


Footnote #2:  Stockholders' Equity (continued)

restructuring agreement was finalized with the holder which retired the debenture in its entirety by allowing for conversion of $480 in principal (679,925 shares of common stock) and payoff of accrued interest and remaining principal of $399 by cash payment of $50 at closing, and a promissory note of $349 payable in installments over the following seven months to retire the remainder of the principal.

During March 2002, the Company issued 1,259,461 shares of its common stock through a negotiated partial exercise of outstanding warrants associated with two financings whereby the we realized aggregate net proceeds of $628 after payment of $31 to a finder and issuance of 25,784 warrants at an exercise price of $0.89. The outstanding warrants originally permitted the holders to acquire shares of our common stock at exercise prices ranging from $2.25 to $4.00 per share. After considering needs for working capital, we negotiated with the warrant holders to permit exercise of the warrants at exercise prices ranging from $0.50 to $0.55 per share.

Additionally, during April 2002, we sold 400,000 shares of common stock and issued four-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.625 per share to an investor in a private placement for an aggregate net purchase price of $238. We paid $12 in sales commissions and issued warrants to purchase 28,000 shares of common stock at an exercise price of $1.24 per share to a finder in connection with this offering. Also during April 2002, the Company realized $37 in proceeds from issuance of 118,670 shares of common stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan, and $140 in proceeds from exercise of 153,846 warrants by an investor.


Footnote #3:  Supplemental Disclosures of Cash Flow Information


                                                                Three months ended
                                                                      March 31
                                                         ---------------------------------
                                                              2002               2002
                                                         --------------     --------------

Cash paid during period for interest                              $  19               $  5
                                                         ==============     ==============
Cash expenses incurred relative to
    new equity                                                       72                 70
                                                         ==============     ==============
Non-cash financing activities are as follows:
    Conversion of debenture interest into
    common stock                                                      -                  2
                                                         ==============     ==============
Conversion of preferred stock to common stock                         -                100
                                                         ==============     ==============


                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Footnote #4:  Acquisition

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


Footnote #5:  Alliance Agreements

In February 2002, SEDONA entered into an agreement with Sanchez Computer Associates (Sanchez). The agreement is broken down into 6 separate payments each based on performance criteria. In the quarter ending March 31, 2002, SEDONA completed the first two milestones in delivery of software code and completion of training and recognized the majority of the cash received in payment for these two activities as revenue. These milestone payments also related to certain undelivered elements. Therefore, the fair value of undelivered elements, including maintenance and a specified upgrade, were deferred and will be recognized as revenue upon delivery of these elements. The remaining four milestone payments relate to professional services designed to further enhance the usability of Intarsia(TM) by the Sanchez customer base. These elements, which are not critical to the functionality of the delivered software, are in process of completion and will each generate further cash and revenue upon completions expected during the remainder of 2002. Also, under the agreement with Sanchez, SEDONA will receive additional funds as product is deployed in the Sanchez customer base.

In March 2002, SEDONA announced that it has entered into a reseller agreement with Financial Services, Inc. (FSI), a leading provider of quality Data Processing, Item Processing and Internet services to financial institutions, for FSI to resell SEDONA's Intarsia(TM) Customer Relationship Management solution. Under the agreement with FSI, SEDONA will record sales as product is deployed successfully in the FSI customer base.


Footnote #6:  Subsequent Event

In April, 2002, SEDONA announced that it has entered into an agreement with Fiserv, Inc., a full-service provider of integrated data processing and information management systems to the financial industry, to license, integrate and private-label SEDONA's entire Intarsia(TM) software solution. An initial cash payment was made at contract signing for software and certain prepayments of royalties under this agreement and other payments are being made initially in return for certain resources being made available from SEDONA. Also, under the agreement with Fiserv, SEDONA will receive additional funds as product is deployed in the Fiserv customer base.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Results of Operations

Revenues for the three months ended March 31, 2002 and 2001 were $723 and $441, respectively. Revenues for 2002 were higher than the year earlier period resulting principally from increased sales of $183 for license fees and $99 for services.

Total cost of revenues decreased to $505 for the three months ended March 31, 2002 from $1,120 for the three months ended March 31, 2001, reflecting principally on account of reductions in costs from two reductions in force in February and September 2001 which reduced the full time employee count from 66 at the end of 2000 to 39 at the end of 2001. Other items included in costs of revenues are amortization of capitalized software and costs associated with implementation and ancillary services. As a result of the improved cost structure, gross profit in the first quarter of 2002 was 30%, compared to a negative margin in the year earlier period.

Total operating expenses decreased to $1,916 in the first quarter of 2002, from $2,539 in the year earlier period, reflecting principally the lack of a special charge of $475 to reserve for a note in 2001 as well as cost control measures in personnel and Sales and Marketing expenses. These decreases in expenses more than offset the increase in Research and Development resulting from the absence of capitalization of software development costs in the first quarter of 2002.

Other expenses in the three months ended March 31, 2002 decreased to $29 from $691 in the three months ended March 31, 2001, reflecting principally higher financial costs in the first quarter of 2001 related to the November 2000 convertible debenture.

Liquidity and Capital Resources

At March 31, 2002, cash and cash equivalents decreased $17 to $86 from the December 31, 2001 amount of $103, due primarily to operating losses. For the three months ended March 31, 2002, the cash flows from operating activities resulted in a net use of cash of $1,327. This use of cash was primarily due to the losses sustained by operations.

The cash flows from investing activities during the same period resulted in a use of cash of $-0- due to the lack of capitalization of software development costs or purchases of equipment.

For the three months ended March 31, 2002, the cash flows from financing activities resulted in net cash provided by financing activities of $1,310. The increase of $397 in cash provided when compared to the same period a year ago was due principally to proceeds from exercises of warrants not present in the same 2001 period.

The Company believes that if it can generate funds from operations and additional sales of securities, those funds will be sufficient to meet the Company's working capital requirements over the period through the first quarter of 2003. The Company has incurred substantial losses from operations of approximately $10,434 and $10,682 during the years ended December 31, 2001 and 2000, respectively. Losses from operations are continuing in 2002 to date and the Company believes that in the event additional financing is

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Results of Operations (continued)

required in the period through the first quarter of 2003, such funding may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product; and maintaining leadership of its application, and seeking additional debt or equity financing.

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

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the years ended December 31, 2001 and 2000, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced.


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings
                      No actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to be material to the Company's financial condition or results of operations.

         Item 2 - Changes in Securities
                      Incorporated herein by reference to Footnote #2 of the consolidated notes to financial statements included herein. All of the securities issued in these transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders - None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


         Item 5 - Other Information - None

         Item 6 - Exhibits

                  Exhibit 10.1     Form of Common Stock and Warrants Purchase
                                    Agreement by and among the Company and the investors signatory thereto utilized in 2002 to date (filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

                  Exhibit 10.2 Form of Registration Rights Agreement by and among the Company and the investors signatory thereto utilized in 2002 to date (filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

                  Exhibit 10.3 Form of Warrant issued to investors in sales of common stock in 2002 utilized in 2002 to date (filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

                  Exhibit 10.40 Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002 (filed as
                                    Exhibit 10.40 to the Annual Report on Form
                                    10-K for the fiscal year ended December 31,
                                    2001).

                  Reports on Form 8-K - None


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.

                                    SEDONA CORPORATION


DATE:  May 15, 2002                 /S/ Marco A. Emrich
     -------------------            --------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive
                                    Officer


DATE:  May 15, 2002                 /S/ William K. Williams
     -------------------            --------------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)