Form 10-Q
period 2002-06-30
SEDONA CORP
filed 2002-07-30
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At July 29, 2002, there were 46,630,340 shares issued and outstanding of the Registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                          INDEX
PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 2002 (Unaudited)             4
         and December 31, 2001

         Consolidated Statements of Operations -- (Unaudited)
         three months ended June 30, 2002 and 2001                            5

         Consolidated Statements of Operations -- (Unaudited)
         six months ended June 30, 2002 and 2001                              6

         Consolidated Statements of Cash Flow -- (Unaudited)
         six months ended June 30, 2002 and 2001                              7

         Notes to Consolidated Financial Statements -
         June 30, 2002                                                     8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-12


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                    12-13


SIGNATURE PAGE                                                               13
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

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)
                                  (Unaudited)


                                                                                        June 30,      December 31,
                                                                                          2002            2001
                                                                                  ---------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                    $287           $103
  Restricted cash                                                                                 2              2
  Accounts receivable, net of allowance for doubtful accounts of $49 and $49                    275            331
  Prepaid expenses and other current assets                                                      76            165
                                                                                  ---------------------------------
Total current assets                                                                            640            601

Property and equipment, net of accumulated depreciation and amortization                        360            521
Restricted cash                                                                                 287            287
Software development costs, net of accumulated amortization of $2,263 and $1,650              1,740          2,353
Non-current assets - other                                                                       26             24
                                                                                  ---------------------------------
Total non-current assets                                                                      2,413          3,185
                                                                                  ---------------------------------
Total assets                                                                                  3,053          3,786
                                                                                  =================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                              788          1,099
  Accrued expenses and other current liabilities                                                330            447
  Deferred revenue                                                                              863            509
  Note Payable to related party                                                                 148            148
  Current maturities of long-term debt                                                           48             55
  Short-term debt - debenture                                                                     -            805
  Short-term promissory note                                                                    149              -
                                                                                  ---------------------------------
Total current liabilities                                                                     2,326          3,063

Long-term debt, less current maturities                                                       1,003          1,025
                                                                                  ---------------------------------
Total long-term liabilities                                                                   1,003          1,025
                                                                                  ---------------------------------
Total liabilities                                                                             3,329          4,088

Stockholders' equity/(deficit):
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280)
  Series A, par value $2.00, Issued and outstanding 500,000 shares                            1,000          1,000
  Series F, par value $2.00, Issued and outstanding 780 shares                                    2              2
  Series H, par value $2.00, Issued and outstanding 1,500 shares                                  3              3
Common stock, par value $0.001
  Authorized shares -100,000,000, Issued and outstanding shares - 46,444,150 and
   41,362,561 in 2002 and 2001, respectively                                                     47             41
  Additional paid-in-capital                                                                 55,618         52,839
  Accumulated deficit                                                                       (56,946)       (54,187)
                                                                                  ---------------------------------
Total stockholders' equity/(deficit)                                                           (276)          (302)
                                                                                  ---------------------------------
Total liabilities and stockholders' equity/(deficit)                                         $3,053         $3,786
                                                                                  =================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          30-Jun
                                                             -------------------------------
                                                                   2002            2001
                                                             -------------------------------
         Revenues:
           Product licenses                                     $     382       $       248
           Services                                                   388               505
                                                             -------------------------------
         Total revenues                                               770               753

         Cost of revenues
           Product licenses                                           314               411
           Services                                                    70               294
                                                             -------------------------------
         Total cost of revenues                                       384               705
                                                             -------------------------------
         Gross profit                                                 386                48

         Expenses:
           General and administrative                                 789               936
           Sales and marketing                                        368             1,018
           Charge for note receivable                                   -                 -
           Reserve for contract dispute                                 -               238
           Research and development                                   253                38
                                                             -------------------------------
         Total operating expenses                                   1,410             2,230
                                                             -------------------------------
         Loss from operations                                      (1,024)           (2,182)

         Other income (expense):
           Interest income                                              1                 3
           Interest expense                                            (6)              (76)
           Other                                                       (3)                -
                                                             -------------------------------
         Total other income (expense)                                  (8)              (73)
                                                             -------------------------------
         Loss from operations before
           provision for income taxes                              (1,032)           (2,255)
         Income taxes                                                   -                 -
                                                             -------------------------------
         Loss from operations                                      (1,032)           (2,255)
         Preferred stock dividends                                    (76)              (76)
                                                             -------------------------------
         Net loss applicable to Common Stockholders           $    (1,108)      $    (2,331)
                                                             ===============================

         Basic and diluted net loss per share from
         operations applicable to common shares               $     (0.02)      $     (0.06)
                                                             ===============================

         Basic and diluted weighted average common shares
         outstanding                                           45,693,167        36,029,835
                                                             ==============================

         See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                          30-Jun
                                                             -----------------------------
                                                                   2002           2001
                                                             -----------------------------
         Revenues:
           Product licenses                                     $    722        $     405
           Services                                                  771              789
                                                             -----------------------------
         Total revenues                                            1,493            1,194

         Cost of revenues
           Product licenses                                          646              798
           Services                                                  243              790
                                                             -----------------------------
         Total cost of revenues                                      889            1,588
                                                             -----------------------------
         Gross profit (loss)                                         604             (394)
         Expenses:
           General and administrative                              1,940            1,923
           Sales and marketing                                       743            2,053
           Charge for note receivable                                  -              475
           Reserve for contract dispute                                -              475
           Research and development                                  643               80
                                                             -----------------------------
         Total operating expenses                                  3,326            5,006
                                                             -----------------------------
         Loss from operations                                     (2,722)          (5,400)

         Other income (expense):
           Interest income                                             1               20
           Interest expense                                          (25)            (769)
           Other                                                     (13)             (15)
                                                             -----------------------------
         Total other income (expense)                                (37)            (764)
                                                             -----------------------------
         Loss from operations before
           provision for income taxes                             (2,759)          (6,164)
         Income taxes                                                  -                -
                                                             -----------------------------
         Loss from operations                                     (2,759)          (6,164)
         Preferred stock dividends                                  (151)            (151)
                                                             -----------------------------
         Net loss applicable to Common Stockholders           $   (2,910)       $  (6,315)
                                                             =============================

         Basic and diluted net loss per share from
         operations applicable to common shares               $    (0.07)       $   (0.18)
                                                             =============================

         Basic and diluted weighted average common shares
         outstanding                                          44,328,504        34,212,377
                                                             =============================

         See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   30-Jun
                                                                      -------------------------------
         Operating activities                                               2002             2001
                                                                      -------------------------------
         Net loss from operations                                         $ (2,759)        $ (6,164)
         Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                       774              970
           Amortization of deferred financing fees and debt discount             -              708
           Increase in note receivable reserve                                   -              475
         Changes in operating assets and liabilities:
           Accounts receivable                                                  56              209
           Prepaid expenses and other current assets                            89              104
           Other noncurrent assets                                              (2)              26
           Accounts payable and accrued expenses                              (353)             442
           Deferred revenue and other                                          354              (58)
                                                                      -------------------------------
         Net cash used in operating activities                              (1,841)          (3,288)

         Investing activities
         Purchase of property and equipment                                      -              (97)
         Increase in capitalized software development costs                      -             (772)
         Partnership investment                                                  -             (475)
                                                                      -------------------------------
         Net cash used in investing activities                                   -           (1,344)

         Financing activities
         Payment of preferred stock dividends                                    -              (30)
         Repayments of long-term obligations                                   (29)             (26)
         Payments on redemption of debenture                                  (250)               -
         Proceeds from the issuance of common stock, net                     1,499            2,499
         Proceeds from exercise of common stock warrants, net                  805                -
                                                                      -------------------------------
         Net cash provided by financing activities                           2,025            2,443
                                                                      -------------------------------
         Net increase (decrease) in cash and cash equivalents                  184           (2,189)
         Cash and cash equivalents, beginning of period                        103            2,189
                                                                      -------------------------------
         Cash and cash equivalents, end of period                         $    287         $      -
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

The consolidated financial statements included herein for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with generally accepted accounting principles. The results of operations experienced for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be experienced for the year ended December 31, 2002.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Rules and Regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2001 Annual Financial Statements on Form 10-K as well as the Company's Form 10-Q filed May 15, 2002. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.


Note #2: Stockholders' Equity

During the second quarter of 2002, there were a total of -0- common stock options and warrants issued to employees, consultants and Directors of the Company.

In the second quarter of 2002, the Company sold 1,209,352 shares of common stock and issued four-year warrants to purchase 604,676 shares of common stock at exercise prices ranging from $0.56-$0.63 per share to an investor in private placements for aggregate net proceeds of $665. We paid $35 in sales commissions and issued warrants to purchase 84,655 shares of common stock at exercise prices of $0.70 to $1.24 per share to a finder in connection with these offerings.

Also during the second quarter of 2002, the Company realized $38 in proceeds from issuance of 119,465 shares of common stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan, and $146 in proceeds from exercise of 159,838 warrants and options by two investors. Additionally, 23,400 shares of Company common stock were issued to an investment bank and expensed during the second quarter for financial advisory services on a project in lieu of cash payments of $30.

Additionally, during July 2002, the Company sold 89,928 shares of common stock and issued four-year warrants to purchase 44,964 shares of common stock at an exercise price of $0.56 per share to an investor in a private placement for aggregate net proceeds of $48. We paid $2 in sales commissions and issued warrants to purchase 6,295 shares of common stock at an exercise price of $0.70 per share to a finder in connection with this offering.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #2: Stockholders' Equity (continued)

Also during the third quarter of 2002, the Company issued common stock pursuant to an employee 401(k) Plan whereby certain contributions are matched by the Company in company stock valued at $76, resulting in the issuance of 96,262 shares of common stock.

Note #3: Major Customers

The Company had sales to one customer in the quarter ended June 30, 2002, which accounted for 47% of revenues. Company sales to two different customers in the six months ended June 30, 2002 comprised 51% of revenues in that period.

During the second quarter, one customer accounted for more than 10% of revenues.

Note #4: Supplemental Disclosures of Cash Flow Information

                                                                                Six months ended
                                                                                     June 30
                                                                     ----------------------------------------
                                                                             2002                   2001
                                                                     -----------------      -----------------
Cash paid during period for interest                                         $   25                $     9
                                                                     -----------------      -----------------
Cash expenses incurred relative to
    new equity                                                               $  107                $   126
                                                                     -----------------      -----------------
Non-cash financing activities are as follows:
    Conversion of debenture interest into
    common stock                                                             $    -                $    51
                                                                     -----------------      -----------------
    Conversion of debenture and preferred
    stock to common stock                                                    $    -                $ 1,830
                                                                     -----------------      -----------------


Note #5: Alliance Agreements

In April, 2002, SEDONA announced that it has entered into an agreement with Fiserv, Inc., a full-service provider of integrated data processing and information management systems to the financial industry, to license, integrate and private-label SEDONA's entire Intarsia(TM) software solution. An initial cash payment was received at contract signing for software and certain prepayments of royalties under this agreement and additional payments are being made in return for certain resources being provided by SEDONA. Also, under the agreement with Fiserv, SEDONA will receive additional funds as product is deployed in the Fiserv customer base.

In May 2002, SEDONA announced that Open Solutions Inc. (OSI) had licensed the technology of SEDONA's IntarsiaTM software solution. OSI is a software and services company that provides a fully-integrated suite of relational core data processing, financial accounting, Internet-based financial solutions, imaging and other delivery systems for community banks and credit unions. Under the agreement, OSI will embed the Intarsia analytic technology into their relationship management product offering which will enable their clients to service and predict better the needs of customers. An initial cash payment was received by the Company at contract signing for software. Additionally, royalties will be received by SEDONA as product is deployed in the OSI customer base. There was no recognition of revenue from this partner in the second quarter since the initial software acceptance was not completed by June 30, 2002.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #6: Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company has notified the vendor of its contract defaults and termination and has concluded that it is not appropriate to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 and $1,500 in 2002 and 2003, respectively. The Company has retained counsel to assist it in defending its position. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.


                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Results of Operations

Total revenues increased to $770 for the three months ended June 30, 2002, from $753 for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 and 2001 were $1,493 and $1,194, respectively. The growth in revenues was primarily due to growth in the license revenues from the alliance agreements as the Company has moved to an indirect sales model which more than offset second quarter declines in service revenues related to the established customer base. The Company had sales to one customer in the quarter ended June 30, 2002 which accounted for 47% of revenues. Company sales to two different customers in the six months ended June 30, 2002 comprised 51% of revenues in that period.

The increase in deferred revenues which rose to $863 at June 30, 2002 from the level of $504 in the same period a year ago related primarily to cash received from alliance partners for prepaid royalties. The Company expects the balance of deferred revenue to be recognized as revenues in the coming 12 months.

Total cost of revenues decreased to $384 for the three months ended June 30, 2002 from $705 for the three months ended June 30, 2001. Total cost of revenues decreased to $889 for the six months ended June 30, 2002 from $1,588 for the six months ended June 30, 2001. Cost of revenues decreased in the 2002 periods reflecting principally the reductions in force compared to the prior year.

Gross profits of $386 were earned in the three months ended June 30, 2002, up from $48 in the same period a year ago. Gross profits in the six months ended June 30, 2002 were $604, in contrast to a loss of $394 in the same period of 2001. The improvements in the 2002 periods were due principally to higher revenues and lower costs as personnel reductions were implemented during the period. Additionally, results in the second quarter of 2002 benefited from a $43 lump sum payment received from one customer in settlement of a contractual obligation that has been completely fulfilled by the Company.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


Results of Operations  (continued)

Total operating expenses declined to $1,410 in the three months ended June 30, 2002, from $2,230 in the same period a year earlier. Total operating expenses in the six months ended June 30, 2002 declined to $3,326 from a level of $5,006 in the six months ended June 30, 2001. Expenses have decreased in the 2002 periods compared to the same periods in 2001 reflecting principally savings from staff reductions and lower marketing expenses.

Other income (expense) in the three months ended June 30, 2002 decreased to $(8) compared to $(73) in the same period a year ago. For the six months ended June 30, 2002, other income (expense) decreased to $(37) compared to $(764) in the period ended June 30, 2001. The decrease in other expenses in the 2002 periods were principally due to lower financing costs.

Liquidity and Capital Resources

At June 30, 2002, cash and cash equivalents were $287, a $184 increase compared to the December 31, 2001 amount of $103. For the six months ended June 30, 2002, the cash flows from operating activities resulted in a net use of cash of $1,841, down from the level of $3,288 in the same period of the prior year. Lower cash uses stemmed primarily from lower operating losses.

The cash flows from investing activities during the six months ended June 30, 2002 were $-0-, versus a cash use of $1,344 in the same period of 2001. This decrease in cash used in investing activities was due primarily to a lack of software development costs capitalization and purchases of equipment as well as the absence of an investment loss in 2001.

For the six months ended June 30, 2002, the cash flows from financing activities resulted in net cash provided of $2,025, versus net cash provided of $2,443 in the same period a year ago. The decrease in cash provided when compared to the same period a year ago was due principally to higher payments for redemptions and repayments of debt as well as lower proceeds from the sale of new securities.

The Company believes that if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company's working capital requirements over the period through the second quarter of 2003. The Company has incurred substantial losses from operations of approximately $10,434 and $10,682 during the years ended December 31, 2001 and 2000, respectively. Losses from operations are continuing in 2002. In the event additional financing is required in the period through the second quarter of 2003, such funding may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its strategic partnerships; targeting new application solutions; continuation of aggressive marketing of its proprietary product; maintaining leadership of its application; and seeking additional debt or equity financing.

Inflation

Although there can be no assurance that the Company's business will not be affected adversely by inflation in the future, Management believes inflation did not have a material adverse effect on the results of operations or financial condition of the Company during the periods presented herein.

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

         Item 2 - Changes in Securities - None

         Item 3 - Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders

         In the Election of Directors to Terms Expiring in 2003

                                                    FOR              WITHHELD             TOTAL
                                                 ----------          ---------          ----------
         Laurence L. Osterwise                   33,830,592          1,329,933          35,160,525
         R. Barry Borden                         33,824,836          1,335,689          35,160,525
         Marco A. Emrich                         33,824,722          1,335,803          35,160,525
         Michael A. Mulshine                     33,821,736          1,338,789          35,160,525
         Jack Pellicci                           33,822,141          1,338,384          35,160,525
         James C. Sargent                        33,824,386          1,336,139          35,160,525
         Robert M. Shapiro                       33,823,961          1,336,564          35,160,525
         James T. Womble                         33,823,691          1,336,834          35,160,525

         Item 5 - Other Information - None

      Item 6 - Exhibits

               Exhibit 10.1 Form of Common Stock and Warrants Purchase Agreement by and among the Company and the investors signatory thereto utilized in 2002 to date (filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

               Exhibit 10.2 Form of Registration Rights Agreement by and among the Company and the investors signatory thereto utilized in 2002 to date (filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

               Exhibit 10.3 Form of Warrant issued to investors in sales of common stock utilized in 2002 to date (filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

               Reports on Form 8-K - None


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  July 29, 2002                /S/  Marco A. Emrich
     ----------------------         ---------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer




DATE:  July 29, 2002                /S/ William K. Williams
     ----------------------         --------------------------------------
                                    William K. Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)