Form 10-Q
period 2002-09-30
SEDONA CORP
filed 2002-11-15
CIK 764843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, as amended

                For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, as amended

For the transition period from ______________ to_________________


                        Commission file number 000-15864



                               SEDONA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                         95-4091769
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (IRS Employer
incorporation or organization)                              Identification No.)

455 South Gulph Road, Suite 300, King of Prussia, PA                 19406-9564
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)
--------------------------------------------------------------------------------

Registrant's telephone number, including area code: (484) 679-2200

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



At November 12, 2002, there were 49,240,138 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES




                                      INDEX


PART I. FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- September 30, 2002 (Unaudited)      3
         and December 31, 2001

         Consolidated Statements of Operations -- (Unaudited)               4
         three months ended September 30, 2002 and 2001

         Consolidated Statements of Operations -- (Unaudited)               4
         nine months ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flow -- (Unaudited)                5
         nine months ended September 30, 2002 and 2001

         Notes to Consolidated Financial Statements -                       6
         September 30, 2002

Item 2.  Management's Discussion and Analysis of                            9
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 6.  Exhibits and Reports on Form 8-K.                                 13


SIGNATURE PAGE                                                             14
--------------


CERTIFICATIONS                                                          15-16
--------------

PART I: FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)


                                                                                    (Unaudited)
                                                                                    September 30,        December 31,
                                                                                        2002                2001
                                                                                  -----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                         $     71               $    103
  Restricted cash                                                                          2                      2
  Accounts receivable, net of allowance for doubtful accounts of $49 and $49             134                    331
  Prepaid expenses and other current assets                                               34                    165
                                                                                  ---------------------------------
Total current assets                                                                     241                    601

Property and equipment, net of accumulated depreciation and amortization                 300                    521
Restricted cash                                                                          287                    287
Software development costs, net of accumulated amortization of $1,650 and $692         1,458                  2,353
Non-current assets - other                                                                26                     24
                                                                                  ---------------------------------
Total non-current assets                                                               2,071                  3,185
                                                                                  ---------------------------------
Total assets                                                                           2,312                  3,786
                                                                                  =================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                       734                  1,099
  Accrued expenses and other current liabilities                                         243                    447
  Deferred revenue                                                                       735                    509
  Note Payable to related party                                                          148                    148
  Current maturities of long-term debt                                                    44                     55
  Short-term debt - debenture                                                              -                    805
       Legal contingency                                                                 469                      -
                                                                                  ---------------------------------
Total current liabilities                                                              2,373                  3,063

Long-term debt, less current maturities                                                  993                  1,025
                                                                                  ---------------------------------
Total long-term liabilities                                                              993                  1,025
                                                                                  ---------------------------------
Total liabilities                                                                      3,366                  4,088

Stockholders' equity:
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280) Series A, par
  value $2.00, Issued and outstanding 500,000 shares                                   1,000                  1,000
  Series F, par value $2.00, Issued and outstanding shares - 780                           2                      2
  Series H, par value $2.00, Issued and outstanding shares - 1,500                         3                      3
Common stock, par value $0.001
  Authorized shares -100,000,000, Issued and outstanding shares - 48,986,931
  And 41,362,561 in 2002 and 2001, respectively                                           49                     41
  Additional paid-in-capital                                                          56,541                 52,839
  Accumulated deficit                                                                (58,649)               (54,187)
                                                                                  ---------------------------------
Total stockholders' equity                                                            (1,054)                  (302)
                                                                                  ---------------------------------
Total liabilities and stockholders' equity                                          $  2,312               $  3,786
                                                                                  =================================

See accompanying notes

                       SEDONA Corporation and Subsidiaries
                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                    ---------------------------------------------------------------
                                                          2002            2001            2002            2001
                                                    ---------------------------------------------------------------
Revenues:
  Product licenses                                  $         32     $         75     $        754     $        480
  Services                                                   484              341            1,255            1,130
                                                    ---------------------------------------------------------------
Total revenues                                               516              416            2,009            1,610
Cost of revenues
  Product licenses                                           282              413              928            1,211
  Services                                                    92              264              335            1,054
  Write-off of purchased software                              -            1,232                -            1,232
                                                    ---------------------------------------------------------------
Total cost of revenues                                       374            1,909            1,263            3,497
                                                    ---------------------------------------------------------------
Gross profit (loss)                                          142           (1,493)             746           (1,887)

Expenses:
  Sales and marketing                                        242              817              985            2,870
  General and administrative                                 808              654            2,748            2,255
  Research and development                                   317               40              960              120
  Reserve for litigation                                     469                -              469                -
  Reserve for note receivable                                  -                -                -              475
  Valuation of non-employee warrants                           -              406                -              406
                                                    ---------------------------------------------------------------
Total operating expenses                                   1,836            1,917            5,162            6,126
                                                    ---------------------------------------------------------------
Income/(loss) from operations                             (1,694)          (3,410)          (4,416)          (8,013)

Other income (expense):
  Interest income                                              1                -                5               17
  Interest expense                                           (10)             (78)             (51)          (1,181)
  Recovery of allowance for contract dispute                   -              474                -                -
                                                    ---------------------------------------------------------------
Total other income (expense)                                  (9)             396              (46)          (1,164)
Loss from operations before
  provision for income taxes                              (1,703)          (3,014)          (4,462)          (9,177)
Income taxes                                                   -                -                -                -
                                                    ---------------------------------------------------------------
Loss from operations                                      (1,703)          (3,014)          (4,462)          (9,177)
Preferred stock dividends                                    (76)             (76)            (227)            (227)
                                                    ---------------------------------------------------------------
Net loss applicable to Common Stockholders          $     (1,779)    $     (3,090)    $     (4,689)    $     (9,404)
                                                    ===============================================================

Basic and diluted net loss per share from
  operations applicable to common shares            $      (0.04)    $      (0.08)    $      (0.10)    $      (0.26)

Basic and diluted weighted average common shares
  outstanding                                         47,600,831       38,395,407       46,086,565       35,778,468

See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                       ---------------------------
                                                                           2002             2001
                                                                       ---------------------------
Operating activities
Net loss from operations                                               $  (4,462)        $  (9,177)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                            1,116             1,524
  Amortization of deferred financing fees and debt discount                    -               656
  Reserve for partnership investment                                           -               475
  Valuation of non-employee warrants                                           -               406
  Charge for employee 401k contribution                                       97                 -
Changes in operating assets and liabilities:
  Accounts and notes receivable                                              197               448
  Prepaid expenses and other current assets                                  131               186
  Other noncurrent assets                                                     (2)               26
  Accounts payable and accrued expenses                                     (494)              424
  Deferred revenue and other                                                 226              (104)
  Legal contingency                                                          469                 -
                                                                       ---------------------------
Net cash used in operating activities                                     (2,722)           (5,136)

Investing activities
Purchase of property and equipment                                             -              (101)
Decrease in software development costs                                         -                83
Partnership investment                                                         -              (475)
                                                                       ---------------------------
Net cash used in investing activities                                          -              (493)

Financing activities
Issuance of convertible note                                                   -               117
Payment of preferred stock dividends                                           -               (30)
Repayments of long-term obligations                                          (44)              (26)
Payments on redemption of debenture                                         (399)                -
Proceeds from the issuance of common stock, net                            1,927             3,399
Proceeds from exercise of common stock warrants, net                       1,206                 -
                                                                       ---------------------------
Net cash provided by financing activities                                  2,690             3,460
                                                                       ---------------------------
Net increase (decrease) in cash and cash equivalents                         (32)           (2,169)
Cash and cash equivalents, beginning of period                               103             2,189
                                                                       ---------------------------
Cash and cash equivalents, end of period                               $      71         $      20
                                                                       ===========================

See accompanying notes

                       SEDONA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company, in accordance with generally accepted accounting principles. The results of operations experienced for the three and nine month period ended September 30, 2002 are not necessarily indicative of the results to be experienced for the year ended December 31, 2002.

The statement and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2001 annual financial statements on Form 10-K as well as the Company's Forms 10-Q, filed May 15, 2002 and July 30, 2002, as well as a Form 8-K filed August 14, 2002. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note #2: Stockholders' Equity

During the third quarter of 2002, there were a total of -0- common stock options and warrants granted to employees, consultants and directors of the Company.

During July 2002, the Company sold 89,928 shares of common stock in a private placement and issued four-year warrants to purchase 44,964 shares of common stock at an exercise price of $0.556 per share to an investor for an aggregate purchase price of $50. We paid a $3 sales commission and issued a warrant to purchase 6,295 shares of common stock at an exercise price of $0.51 per share to a finder in connection with this Offering.

Also in July 2002, 122,852 shares of common stock valued at $97 were granted to employees under the 401(K) Plan whereby, at the discretion of the Board, matching annual contributions in stock may be made. This action related to the 2001 year. Also during July 2002, a vendor exercised warrants to purchase 80,000 shares of common stock for an aggregate price of $1. These warrants had been granted to the vendor in settlement of a contract dispute in lieu of cash payment during the fourth quarter of 2001, and at that time the Company recorded a related charge for issuance of the warrants.

In August 2002, the Company sold 500,000 shares of common stock in a private placement and issued four-year warrants to purchase 500,000 shares of common stock at an exercise price of $0.35 per share to an investor for an aggregate purchase price of $175. The Company paid a $9 sales commission and issued a warrant to purchase 35,000 shares of common stock at an exercise price of $0.45 per share to a finder in connection with this offering.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #2: Stockholders' Equity  (continued)

Also, during August 2002, the Company issued 1,000,000 shares of common stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby the Company realized net proceeds of $400. As part of this exchange program, replacement warrants to purchase 1,000,000 shares of common stock were issued at an exercise price of $0.60 per share. The outstanding warrants originally permitted the holders to acquire shares of our common stock at exercise prices ranging from $0.62 to $1.02 per share. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.40 per share.

During September 2002, the Company sold 750,000 shares of common stock in a private placement and issued four-year warrants to purchase 750,000 shares of common stock at an exercise price of $0.30 per share to an investor for an aggregate purchase price of $225. We paid an $11 sales commission and issued a warrant to purchase 52,500 shares of common stock at an exercise price of $0.42 per share to a finder in connection with this offering.

During October, the Company realized $16 in proceeds from issuance of 53,207 shares of common stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan.

Also during October 2002, the Company issued 200,000 shares of common stock through a negotiated exercise of outstanding warrants associated with earlier financings with an investor whereby the Company realized net proceeds of $40. As part of this exchange program, 200,000 replacement warrants were issued at an exercise price of $0.60. The outstanding warrants originally permitted the holder to acquire shares of our common stock at an exercise price of $0.96 per share. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.20 per share.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2002 equaled $660. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #3: Major Customers

The Company made sales to two major customers in the quarter ended September 30, 2002, which accounted for 43% of revenues. The Company made sales to two different customers in the nine months ended September 30, 2002, which comprised 51% of revenues for that period.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note #4: Supplemental Disclosures of Cash Flow Information

=====================================================================================================

                                                                               Nine months ended
                                                                                 September 30
                                                                          ---------------------------
                                                                           2002                 2001
                                                                          ---------------------------

Cash paid during period for interest                                      $   34               $   13
                                                                          ------               ------
Cash expenses incurred relative to new equity                             $  130               $  151
                                                                          ------               ------
Non-cash financing activities are as follows:
Conversion of debenture interest into common stock                        $    -               $   51
                                                                          ------               ------
Conversion of debenture and preferred stock to common stock               $  400               $1,830
                                                                          ------               ------

=====================================================================================================

Note #5: Contingencies

On October 17, 2002, the Court of Common Pleas of Montgomery County, Pennsylvania, rendered a judgment for a former employee for $361 plus interest for a total amount of $469 at September 30, 2002. This suit had originally been commenced in March 1998 for alleged termination of contract. The Company expects to file an appeal in this matter and will contest the judgment vigorously. Since Management had believed that this claim was without merit, no provision had been made in the prior financial statements. However, in light of the above judgment, the Company has provided for the potential of this loss in the accompanying third quarter financial statements ended September 30, 2002.

On October 22, 2002, the Company was notified by Nasdaq's Listing Qualifications group that a staff determination had been made that the Company fails to comply with certain requirements of Rule 4310 and hence would be delisted on October 30, 2002 if no action was taken by the Company. On October 28, 2002, the Company notified Nasdaq that it would appeal the staff determination before a Nasdaq Listing Qualifications Panel. There can be no assurance, however, that the Panel will grant the Company's request for continued listing. Should the Company be unsuccessful in its appeal, its common stock would commence trading on the NASD Electronic OTC Bulletin Board.

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into the Company 's Intarsia(TM). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company has notified the vendor of its contract defaults and termination and has concluded that it is not appropriate to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 and $1,500 in 2002 and 2003, respectively. The Company has retained counsel to assist it in defending its position. Management's assessment is that the Company has a meritorious defense against any vendor claim in this regard.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the three and nine months ended September 30, 2002 and 2001.

Revenues

Total revenues increased to $516 for the three months ended September 30, 2002, from $416 for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 and 2001 were $2,009 and $1,610, respectively. The growth in revenues in the 2002 periods was primarily due to the sale of the Intarsia(TM) application licenses to our alliance partners. The Company had sales to two major customers in the quarter ended September 30, 2002 that included related integration services, which accounted for 43% of revenues. The Company had sales to two different customers in the nine months ended September 30, 2002, which comprised 51% of revenues for that period.

The increase in deferred revenues, which rose to $735 at September 30, 2002 from the level of $458 in the same period a year ago, related primarily to cash received from alliance partners for prepaid royalties. The Company expects the balance of deferred revenue to be recognized as revenues in the coming 12 months.

Costs of Revenues

Total cost of revenues decreased to $374 for the three months ended September 30, 2002 from $1,909 for the three months ended September 30, 2001. Total cost of revenues decreased to $1,263 for the nine months ended September 30, 2002 from $3,497 for the nine months ended September 30, 2001. Cost of revenues decreased in the 2002 periods primarily because of the reductions in force compared to the prior year periods and the lack of a charge in 2002 to write off certain purchased software. These reductions reflected the Company's move to an indirect sales model whereby the Company's alliance partners are the primary sales channel. During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels, Management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in certain previously acquired software products, Management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected level of revenues from the majority of the software products was substantially reduced and no longer could support the recoverability of certain elements of capitalized software. As a result, the Company wrote-off $1,232 of capitalized and purchased software in the third quarter of 2001.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Gross Profit

Gross profits of $142 were earned in the three months ended September 30, 2002, up from a loss of $1,493 in the same period a year ago. Gross profits in the nine months ended September 30, 2002 were $746, in contrast to a loss of $1,887 in the same period of 2001. The improvements in the 2002 periods were due principally to higher revenues and lower costs as personnel reductions were implemented during the periods as well as lower cost of software amortization in the 2002 periods due to the 2001 write off (see Cost of Revenues directly above).

Operating Expenses

Total operating expenses decreased to $1,836 in the three months ended September 30, 2002 from $1,917 in the same period a year earlier. The decrease in operating expenses is after a $469 charge to establish a litigation reserve, see
Note 5, and the lack of any capitalization of software development costs in the 2002 period. Total operating expenses in the nine months ended September 30, 2002 declined to $5,162, from a level of $6,126 in the nine months ended September 30, 2001. These expenses have decreased in the 2002 periods compared to the same periods in 2001 reflecting principally savings from staff reductions, as well as the lack of a charge for the value of consultant warrants in the 2002 periods offset by the $469 charge for litigation and the increase in research and development costs due to the absence of any capitalization of software development costs in 2002.

Other Income (Expense)

Other income (expense) in the three months ended September 30, 2002 was $(9) compared to $396 in the same period a year ago due to the lack of a recovery of an allowance for contract dispute in 2001. For the nine months ended September 30, 2002 other income (expense) was $(46), compared to $(1,164) in the period ended September 30, 2001. Other expenses decreased principally due to lower financing costs in the 2002 period.

Liquidity and Capital Resources
-------------------------------

At September 30, 2002, cash and cash equivalents were $71, a $32 decrease compared to the December 31, 2001 amount of $103. For the nine months ended September 30, 2002, the cash flows from operating activities resulted in a net use of cash of $2,722, down from the $5,136 used in the same period a year ago. The use of cash decrease in the 2002 period was primarily due to lower operating losses.

The cash flows from investing activities during the nine months ended September 30, 2002 were $-0-, versus a cash use of $493 in the same period of 2001. This decrease in cash used in investing activities was due primarily to the lack of an investment loss recognized in the 2001 period.

For the nine months ended September 30, 2002, the cash flows from financing activities resulted in net cash provided of $2,690, versus net cash provided of $3,460 in the same period a year ago. The decrease in cash provided when compared to the same period a year ago was due principally to higher repayments of debt as well as lower proceeds from the sale of new securities.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Liquidity and Capital Resources  (continued)
-------------------------------

The Company raised a net amount of $428 through private equity placements and $401 in warrant exercises in the three months ended September 30, 2002.

Information with respect to sales of Company securities are included as part of the Company's financing activities during this period and is incorporated by reference to Note #2 of the Notes to Consolidated Financial Statements included herein.

The Company believes that if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company's working capital requirements over the period through the third quarter of 2003. The Company has incurred substantial losses from operations of approximately $10,434 and $10,682 during the years ended December 31, 2001 and 2000, respectively. Losses from operations are continuing in 2002. The Company has had insufficient resources to meet all of its obligations in recent months. In November 2002, the Company was notified by the Landlord for its corporate office of a default in its lease agreement, and the Company is endeavoring to resolve the default through a restructuring of its leased space. In addition, cash was not available to pay our employee payroll expenses totaling $208 for the periods ending October 25 and November 8, 2002 and are pending and conditioned upon receipt of funding. Such funding for current needs or those in the foreseeable future may not be available, in which case the Company may be required to seek protection under the bankruptcy laws. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its alliance partnerships; cost reductions; targeting new application solutions; continuation of aggressive marketing of its proprietary product; maintaining leadership of its application; and seeking additional debt or equity financing.

Inflation
---------

Although there can be no assurance that the Company's business will not be affected adversely by inflation in the future, Management believes inflation did not have a material adverse effect on the results of operations or financial condition of the Company during the periods presented herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company's disclosures about Market Risk in the first 9 months of the current year ending September 30, 2002. Please refer to Item 7A of the Company's annual report, in Form 10-K, for the year ended December 31, 2002.

Note on Forward-Looking Statements: This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this

                       SEDONA CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing this quarterly report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key Management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION
---------------------------

         Item 1.    Legal Proceedings

                    On October 17, 2002, the Court of Common Pleas of Montgomery County, Pennsylvania, rendered a judgment for a former employee for $361 plus interest for a total amount of $469 at September 30, 2002. This suit had originally been commenced in March 1998 for alleged termination of contract. The Company expects to file an appeal in this matter and will contest the judgment vigorously. Since Management had believed that this claim was without merit, no provision had been made in the prior financial statements. However, in light of the above judgment, the Company has provided for the potential of this loss in the accompanying third quarter financial statements ended September 30, 2002.

                    No other actions are known by Management to have any potential significance.

         Item 2.    Changes in Securities and Use of Proceeds.

                    Incorporated herein by reference to Note #2 of the Notes to the Consolidated Financial Statements included herein.

         Item 3.    Defaults Upon Senior Securities.  None

         Item 4.    Submission of Matters to a Vote of Security Holders.  None

         Item 5.    Other information.  None

         Item 6.    Exhibits and Reports on Form 8-K.

                    Exhibits:

                    Exhibit 10.1   Form of Common Stock and Warrants
                                   Purchase Agreement by and among the
                                   Company and the investors signatory
                                   thereto utilized in 2002 to date (filed as Exhibit 10.1 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

                    Exhibit 10.2   Form of Registration Rights Agreement
                                   by and among the Company and the investors signatory thereto utilized in 2002 to date (filed as Exhibit 10.2 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

                    Exhibit 10.3   Form of Warrant issued to investors
                                   in sales of common stock utilized in 2002 to date (filed as Exhibit 10.4 to the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001)

---------------------------


                    Exhibit 99.1*  Statement Under Oath of Principal
                                   Executive Officer, dated November 14, 2002.

                    Exhibit 99.2* Statement Under Oath of Principal Financial Officer, dated November 14, 2002.

                    Reports on Form 8-K:
                    --------------------

                    Form 8-K filed August 14, 2002.


                    * Filed herewith



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SEDONA CORPORATION


DATE: November 14, 2002            /S/ Marco A. Emrich
      -----------------------      -------------------------------------
                                   Marco A. Emrich
                                   President and Chief Executive Officer

DATE: November 14, 2002            /S/ William K. Williams
      ----------------------       --------------------------------------------
                                   William K. Williams
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

I, Marco A. Emrich, the principal executive officer of SEDONA Corporation, certify that:
    1.  I have reviewed this quarterly report on Form 10-Q of SEDONA
        Corporation;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and
    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                   /s/ Marco A. Emrich
                                           -------------------------------------
                                           Marco A. Emrich
                                           President and Chief Executive Officer

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

I, William K. Williams, the principal financial officer of SEDONA Corporation, certify that:
    1.  I have reviewed this quarterly report on Form 10-Q of SEDONA
        Corporation;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and
    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002               /s/ William K. Williams
                                      ------------------------------------------
                                      William K. Williams
                                      Vice President and Chief Financial Officer