Form 10-K
period 2002-12-31
SEDONA CORP
filed 2003-04-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

{X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

{ } Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

                        Commission file number 000-15864

                               SEDONA CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                                      95-4091769
----------------------------------                      ----------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

1003 West 9th Avenue, Second Floor, King of Prussia, PA               19406
-------------------------------------------------------            ------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code 610-337-8400
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes { } No {X}

The aggregate market value of the Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on OTCBB system as of April 11, 2003 was $10,612,404.

The number of shares of the Registrant's Common Stock, $.001 par value per share ("Common Stock") issued and outstanding as of April 15, 2003 was 51,606,197 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company", "SEDONA Corp." or SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART 1

ITEM 1.  BUSINESS

Overview

SEDONA Corporation was organized in 1992. SEDONA is a software application and services provider that develops, markets and delivers Internet-based Customer Relationship Management (CRM) application solutions for the small to mid-sized financial services market. The Company's CRM solution, named Intarsia, provides financial services organizations the ability to effectively identify, acquire, foster, and maintain loyal, profitable customers.

SEDONA Corporation made significant additions to its business during 2000 through the acquisition of business and technology, in-line with the Company's core application solution strategy, in order to accelerate the development and marketing of its CRM application solution. In this regard, during the third quarter of 1999, the Company's Board of Directors decided to sell two divisions of the Company that were not part of its realigned strategy of focusing on the development of its Internet-based software products. Prior to disposal of Tangent Imaging Systems (Tangent) and Technology Resource Centers, Inc. (TRC) businesses in the third quarter of 1999, the Company was made up of three divisions: Tangent Imaging (a manufacturing line of peripheral scanning equipment); TRC (a business service related to the Tangent technology); and SedonaGeoservices (a producer of a Geographic Information Systems (GIS)) technology which was acquired in 1995. As a result of the Board's comprehensive review of all business sections, it was concluded that the Company would realign its focus to the software business as it had the best long-term prospects. On July 16, 1999 the sale of its assets of TRC to Diversified Technologies, Inc. was completed. On September 17, 1999, the sale of Tangent Imaging Systems operations to Colortrac, Inc. was completed. With the realignment of operations completed, the Company was then and has since been able to focus substantially all efforts on its business of providing small to mid-sized financial services organizations with Internet-based CRM applications solutions.

To expedite the Company's plan of delivering CRM to its target market, on April 10, 2000, the Company announced it had acquired the Customer Information Management System (CIMS) business unit from Acxiom Corporation. The CIMS business developed, marketed, serviced and supported Marketing Customer Information File (MCIF) systems, focusing primarily on financial services markets. As a result of this transaction, SEDONA gained a significant head start towards offering a comprehensive CRM solution.

Since the completion of the CIMS transaction, SEDONA has continued to enhance its offerings with several major product milestones achieved. In October 2000, SEDONA delivered the first version of its customer relationship application solution, Intarsia, which provided a comprehensive set of components, including a customizable portal, profitability management, campaign management and support for wireless devices. In November 2001, the Company announced availability of Intarsia version 3.2, which provides users with new features to create and distribute reports throughout the financial services organization. It also provided increased functionality in household management, as well as extended the platforms on which it operated to the IBM eServer xSeries family. In December 2002, the Company announced the availability of a new version of its CRM application solution, Intarsia version 4.0, which, among many new features, delivered support for international markets by providing multiple language and multiple currency capabilities.

SEDONA's principal executive offices are located at 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania, 19406, and the telephone number is 610-337-8400.

Description Of Business And Principal Product

Intarsia

SEDONA's flagship application solution, Intarsia, is a comprehensive customizable CRM application solution, specifically tailored to deliver a seamlessly integrated set of customer relationship management components to small and mid-sized financial services organizations, such as community banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies.

SEDONA designed and priced Intarsia specifically to meet the needs of its initial target market of small and mid-sized financial services organizations. Intarsia provides those organizations with a complete view of their customer relationships enabling such organizations to analyze customers and prospect data in real time. With Intarsia, financial services organizations can gain insight into their customers' preferences, needs and characteristics, and then take action to more effectively target the right products to the right people at the right time. Intarsia helps businesses enhance relationships with current customers, find and acquire new clients, uncover new sales and marketing opportunities that might otherwise go unnoticed, and ultimately increase profitability through increased sales and customer retention. Intarsia is an ideal solution for community banks, credit unions and insurance companies who recognize the opportunity to maximize profits through effective customer relationship management, but who lack the resources required to develop, implement and monitor a CRM program of their own.

Exploiting the ubiquity of the Internet, Intarsia's comprehensive set of components provides financial services organizations with a robust set of operational, analytical and collaborative functionality necessary to:

          o   Integrate the front, back and mobile offices;

          o Analyze customer and prospect data in real time enabling them to manage critical business performance such as profitability of customers, households and products and effectiveness of lead generation programs, as well as marketing and sales promotions and campaigns; and

          o Improve coordination and communication between financial services organizations and their customers, greatly enhancing the financial services organizations ability to deliver effective customer care services.

Intarsia seamlessly enhances the financial services organizations' customer and prospect data with user demographics, behaviors, interests and preferences information provided by third-party content management suppliers. This enhanced data is then filtered and analyzed to create timely and precise information-on-demand. This information is then used by all of Intarsia's components in order to enable organizations to:

          o Create "look-a-like" models to identify prospects effectively who share the same characteristics as their best customers, increasing their ability to acquire new customers;

          o Identify which are the most profitable customers, households or products in order to improve their up-selling and cross-selling capabilities; and

          o Develop personalized sales, marketing and services programs aimed at retaining their most profitable customers and turn unprofitable customers into profitable ones.

Marketing Solution Services

Introduced in February 2001, SEDONA's innovative marketing solutions services offers its partners and their customers CRM consulting services that allow small and mid-sized financial services organizations to outsource strategic marketing programs such as customer retention, customer relationship expansion, new customer acquisition, privacy management (Gramm-Leach-Bliley Act compliance), Office of Foreign Assets Control (OFAC) compliance, and CRM strategy consulting. SEDONA offers a menu of services including:

          o Regular reporting and analysis of the financial services organization's customer and prospect data and the related profitability of their products, customers, households and operations;

          o Recommendations for strategic marketing programs resulting from the data analysis of the financial services organization's strategic initiative(s);

          o Implementation and tracking of the actual direct marketing programs selected by the financial services organization using sophisticated campaign management capabilities; and

          o Customer relationship management consulting to help the financial services organization manage the cultural and procedural changes inherent in new CRM implementations.

Strategy

SEDONA has tailored its technology, marketing and business development strategies to its well-defined first target audience of small to mid-sized financial services organizations. SEDONA's overall business strategy is built upon four major strategic initiatives:

          o Targeting CRM markets with a highly verticalized application solution;

          o Marketing the Company's proprietary solution to target markets through sales distribution channels;

          o   Staying in the forefront of CRM technology; and

          o   Achieving profitability.

SEDONA estimates that the market size of opportunities is large and growing at rapid rates as businesses place increasing emphasis on knowledge about their customer base. Having strategically targeted a key segment (there are over 22,000 financial services organizations with less than $10 billion in total assets, according to Thomson Financial, a leading information resource for financial services) of the CRM market (estimated to be a $14 billion market in 2001 with a compound annual growth rate of over 30% for the next three years, according to International Data Corporation, a leading information technology consultant) and designed and priced its CRM application, Intarsia, and marketing solutions services offerings accordingly, SEDONA is moving aggressively in an attempt to capture a major share of the small to mid-sized financial services industry. Through a multiple sales distribution channel and innovative marketing programs, SEDONA strives to garner awareness and market leadership.

Sales and Marketing

SEDONA's sales distribution strategy is focused on an indirect sales channel model, under which the Company licenses or resells its technologies to financial services' solution providers. In order to achieve this objective, the Company has a dedicated number of business development and strategic alliances personnel who are responsible for leveraging existing and developing new OEM (original equipment manufacturer) and VAR (value added resellers) distribution channel partnerships for selling the Company's Intarsia technology. These alliances include:

o   Technology Licensing and Reseller Partnerships:
    During 2002, SEDONA signed technology license and reseller agreements with leading software providers for the financial services market, including Fiserv, Inc., Sanchez Computer Associates, Inc., Open Solutions Inc., and Financial Services Inc. (FSI) In 2003 the Company signed technology agreements with American International Group, (AIG Technologies) and Connecticut Online Computer Center, Inc. (COCC). Under these agreements, the Company is paid royalty fees for every sale of its technology whether as a component of its partner's total solution or as a standalone offering. SEDONA also collects additional royalties for every customer order maintenance contract using its technology, as a component of its partner's total solution or as a standalone offering.

o   Other partnerships:
    In February 2001, IBM awarded the Company an Advanced Business Partner Designation in the IBM Partner World Program for Developers. This important status provides SEDONA with additional opportunities to expand business partnerships through the IBM channels. This relationship has enabled the Company to start working with IBM's channel partners such as Sanchez, Fiserv and Alltel.

    Services Partnerships:

         o Profit Resources - Provide services specific to profitability analysis used by banks. Profit Resources builds on the Intarsia system in order to perform its analyses and pays the Company a commission on introductions.

    Technology Enabling Partnerships:

         o Acxiom - Principally provides data utilized by SEDONA's customers to perform such tasks as promotions and customer segmentation. The Company pays Acxiom a fee based on sales involving Acxiom data.

Research & Development (In Thousands)

The main strategy of the research and development organization is to provide high-quality, high-value products and support services in a consistent and predictable manner as follows:

         o Promote and cultivate a culture of team-based development. The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia application solution. Each project team also provides technical assistance to the system integration group.

         o Implement a state-of-the-art software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process. SEDONA has adopted the Base Level Integration Plans software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology breaks the development of sophisticated products into four, pre-defined cycles per year resulting in two major product releases, approximately May 15 and November 1 of each year. It also allows the Company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.

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

Research and development expenses were $1,227, $383, and $458 for the years ended December 31, 2002, 2001 and 2000, respectively.

Trademarks and Copyrights

SEDONA believes strongly in copyrighting and trademarking its products and services. The Company has a service mark for a logo design that was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002 and a second service mark for the word mark "SEDONA" that was registered with the USPTO on March 24, 2003.

SEDONA also filed an application for federal registration of the word mark "INTARSIA" with the USPTO. This application was filed on March 8, 2000 and was published for opposition on September 4, 2001. Following this publication, the Company received a Notice of Opposition on January 17, 2002 from the TTAB. Intarsia Corporation, located in Fremont, California, instituted the Notice of Opposition. Intarsia Corporation is opposing the Company's "INTARSIA" mark for "computer software that tracks and organizes customer and prospective customer data and organizes marketing information, for use in customer relationship management." The Company has approached Intarsia Corporation and is waiting on final notification whether Intarsia Corporation will accept a co-existence agreement for the mark.

If this pending application proceeds to registration the Company will have the exclusive right to use the "Intarsia" trademark in connection with those services recited in the registration thereof.

Customers

As of December 2002, SEDONA sold its existing customer base to Fiserv Customer Contact Solutions, allowing the Company to focus on its end-user indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line.

Two alliance partners accounted for fifty-two percent of sales in 2002. No single customer accounted for more than 10% of sales in 2001.

Backlog (Dollars amounts in Thousands)

Revenue backlog consists of unfulfilled purchase contracts; service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for maintenance contracts where revenues are recognized ratably over the life of the contract. As of December 31, 2002, SEDONA had a revenue backlog of $529 substantially all of which is expected to be recognized as revenue in 2003.

Competition

The CRM market has offerings from providers that focus on sales force automation, call center management, contact management and other components that address certain aspects of the customer relationship. SEDONA's offering is unique in that it combines a comprehensive and tailored CRM application solution for the small and mid-sized financial services market with a knowledgeable and experienced sales distribution channel provided by its partners. SEDONA's technology license and reseller agreements with leading solution providers for the financial services market enable it to leverage its partners marketing strength, broad distribution channels and strong reputation. These strategic partnerships achieved either by integrating Intarsia technology into the Company's partners' solutions or by providing it as a standalone offering, create an overall remarketing/reselling opportunity and strengthen the Company's competitive position.

SEDONA's technology's key competitors currently are John Harland Company, Harte Hanks, Jack Henry and Associates and Centrax Group product offerings. Harland has historically been primarily a provider of checks and other financial forms to financial institutions. Harte-Hanks is primarily focused on CRM and Internet marketing of response management in many different market areas. Centrax is a private vendor primarily focused on low cost solutions in the financial services business. The Company believes that it maintains superior product capabilities that provide a fully integrated, robust CRM system in contrast to the generally older technologies of its principal competitors. Also, CRM is SEDONA's only business and its focus on the financials services industry enables it to maintain a strong reputation in this vertical market.

SEDONA's strategic partnerships, achieved either by integrating SEDONA's capabilities into the Company's partners' solutions or by integrating the Company's partners' technologies into SEDONA's application solution, create an overall remarketing/reselling opportunity and strengthen SEDONA's competitive position.

Because competitors can easily penetrate the software market, SEDONA anticipates additional competition from other established and new companies as the markets for CRM applications continue to develop. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with other smaller competitors. The Company expects that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Increased competition may result from acquisitions of other customer relationship management vendors. The results of increased competition, including price reductions of the Company's products, and reduction of market share, could materially and adversely affect the Company's business, operating results and financial condition. In several of SEDONA's market segments, the Company believes there is a distinct trend by competitors toward securing market share at the expense of profitability. This trend could have an impact on the mode and success of the Company's ongoing business in these segments.

SEDONA believes that the most important competitive factor, which enables the Company to differentiate itself from the competition, is its focus on delivering a specifically tailored CRM solution to the small and mid-sized financial services market through a number of leading edge core processor providers. Because the core processor providers are responsible for the financial services institution's mission critical applications, they have all the information required to make the implementation of a CRM solution viable. Using core processor providers as a sales, marketing and distribution channel considerably improves SEDONA's opportunity to establish itself as a leading provider of CRM application software and services as those organizations create a formidable barrier for other CRM providers to enter the market. There are additional core processing providers that SEDONA would like to partner with and hopes to expand its leadership in the market this way. However, as of today, the Company enjoys a dominant position in covering the majority of the small and mid-sized financial services market (in particular banking) through its partner relationships opportunities.

The Company further believes it is in a position for sustainable leadership and business success based on the following factors:

     o Management - SEDONA has many years of management-level experience dealing with a balance of small, medium and large organizations in the financial services and software space. The Company also has established processes to ensure that it can deliver quality software on time;

     o Market leadership - SEDONA has established leadership in its market sector and believes that it has set the benchmark for others to follow; and

     o Technical - The Company has a very advanced product and knowledge base within its engineering group.

Software Development and Services

The Company develops and services its software products from its headquarters in King of Prussia, Pennsylvania and office in Minneapolis, Minnesota; it also maintains field service organizations in Boston, Massachusetts and Austin, Texas. In addition, SEDONA utilizes outside contract organizations as needed to supplement its internal resources.

Employees

As of December 31, 2002, the Company had 15 full time employees. None of these employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management team for the successful operation and development of its business, particularly Mr. Marco A. Emrich, who currently serves as the Company's Chief Executive and Financial Officer. The loss of the services of one or more of the Company's management personnel, including Mr. Emrich, could materially and adversely affect the operation of the Company. In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, production, and marketing.

There is keen competition for such highly qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.  DESCRIPTION OF PROPERTY (Dollar amounts in Thousands)

In December 2002, the Company negotiated a cancellation of its executive office lease for facilities at 455 South Gulph Road, Suite 300, King of Prussia, Pennsylvania 19406, and entered into a new lease for smaller space at 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The lease for this facility of 3,403 square feet commenced on January 1, 2003 and extends until December 31, 2005 at an average annual rate of $70.

In October 2002, the Company determined that it no longer required a significant portion of its 6,456 square foot facility in Minneapolis, Minnesota, which had been leased since April 2000 for customer service operations at a monthly rate of $12. In October 2002, the Company subleased 5,419 square feet of that facility, at a rate of $7 per month to Nortel Cable Systems Inc. for the remainder of the lease term, which extends through October 2003. SEDONA will continue to occupy the remaining 1,037 square feet of the facility throughout the remainder of the lease term, and is responsible for the payment of $5 per month, representing the difference between the total monthly lease rate and the monthly rate payable by Nortel under its sublease arrangement. Management has established a lease liability of $42 related to this event in the accompanying financial statements. Management believes that the current facilities are adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS (Dollar amounts in Thousands)

On October 17, 2002, the Court of Common Pleas of Montgomery County, Pennsylvania, rendered a judgment for a former employee, George Gray, for $361 plus interest for a total amount of $469, which was recorded during the quarter ended September 30, 2002. This suit had originally been commenced in March 1998 for alleged termination of contract. In December 2002, a settlement was reached wherein the judgment would be satisfied by the issuance of 1,200,000 shares of Common Stock and related registration rights. The aggregate charge including legal fees was $276, and resulted in a reduction of $193, in the fourth quarter of 2002 to the previously recorded charge.

In June 2000, SEDONA entered into a contract with a software vendor to incorporate a component of that vendor's software into Intarsia. By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract.

No other actions other than matters involved in the ordinary course of business are currently known by management, and none of these are believed by management to have potential significance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

Market Price of and Dividends to the Company's Common Stock

Until January 8, 2003, SEDONA's Common Stock was quoted on The NASDAQ Small Cap Market under the symbol "SDNA". Since January 9, 2003, the Common Stock has been available for trading on the OTC Bulletin Board under the same symbol. The following table sets forth, for the periods indicated, the high and low closing prices of the Company's Common Stock.

                                         High                     Low
                                  -------------------      -------------------
       2001
       1st Quarter                             $1.94                     $.56
       2nd Quarter                              1.42                      .69
       3rd Quarter                              1.05                      .35
       4th Quarter                              1.05                      .25

       2002
       1st Quarter                               .94                      .58
       2nd Quarter                              1.41                      .55
       3rd Quarter                               .58                      .34
       4th Quarter                               .40                      .15

       2003
       1st Quarter                               .25                      .12

As of March 31, 2003, there were approximately 8,500 Shareholders of record. On April 11, 2003, the last reported sales price of the Company's Common Stock as reported on the OTCBB was $0.21.

The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate payment of cash dividends on its Common Stock in the foreseeable future. It is the current intent of the Company to continue to retain future earnings, if any, to finance the expansion, development and growth of its business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Securities  (In Thousands, Except Share and Per Share Amounts)

From January 1, 2002 through February 28, 2002, the Company sold 1,440,000 shares of Common Stock and issued four-year warrants to purchase 720,000 shares of Common Stock at exercise prices ranging from $0.50-$1.50 per share to sixteen investors in private placements for an aggregate gross purchase price of $720. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of its Common Stock at prices below the price at which the investors purchased their shares. These shares may generally not be resold or otherwise transferred until (a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of Common Stock is at least $2.00 per share. The shares underlying the warrants may generally not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the Common Stock underlying the warrants and
(b) six months from the issuance of the warrants. The Company paid a $42 sales commission and issued warrants purchasing 91,350 shares of Common Stock at exercise prices ranging from $0.69 to $0.93 per share to finders in connection with this offering.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

In February 2002, a restructuring agreement was finalized with the holder of a private placement debenture convertible into Common Stock, which retired the debenture in its entirety by allowing for conversion of 679,925 shares of Common Stock with a principal value of $400 and payoff of accrued interest and remaining principal of $399 by cash payment of $50 at closing, and a promissory note of $349 payable in installments over the following seven months to retire the remainder of the principal.

During March 2002, the Company issued 60,000 shares of Common Stock at an exercise price of $0.50 in exchange for making a cash payment to a vendor for $30,000. The Company also issued 130,148 shares valued at $0.68 per share, to Directors to fully satisfy cash payments owed of $89 for certain services rendered. In March 2002, the Company also issued 1,259,461 shares of Common Stock through a negotiated partial exercise of outstanding warrants for proceeds of $554 after payment of $31 to a finder and issuance of 25,784 warrants at an exercise price of $0.89. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at exercise prices ranging from $2.25 to $4.00 per share. After considering the working capital needs of the Company, the Company negotiated with the warrant holders to permit exercise of the warrants at exercise prices ranging from $0.50 to $0.55 per share.

During April 2002, the Company issued 400,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.625 per share to an investor for an aggregate purchase price of $250. The Company paid a $13 sales commission and issued warrants to purchase 28,000 shares of Common Stock at an exercise price of $1.24.

During April 2002, the Company issued 159,838 shares of Common Stock for exercise of options and warrants for proceeds of $146. Also during April 2002, the Company realized $38 in proceeds from issuance of 119,465 shares of Common Stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan.

During May and June 2002, the Company issued 23,400 shares of Common Stock with a value of $30 to an investment bank for advisory services in lieu of cash payment.

During June and July 2002, the Company sold 899,280 shares of Common Stock in a private placement and issued four-year warrants to purchase 449,640 shares of Common Stock at an exercise price of $0.556 per share to an investor for an aggregate purchase price of $500. The Company paid a $25 sales commission and issued warrants to purchase 62,950 shares of Common Stock at exercise prices ranging from $0.51 to $0.78 per share to a finder in connection with this offering.

During July 2002 and pursuant to the Company's employee 401(K) plan, 122,852 shares of Common Stock valued at $97 were granted to employees as matching contributions of Common Stock made by the Company, at the direction of the Company's Board of Directors. This action related to rewards for calendar year 2001. Also during July 2002, a vendor exercised warrants to purchase 80,000 shares of Common Stock for an aggregate price of $1. These warrants had been granted to the vendor in settlement of a contract dispute in lieu of the Company making cash payment.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

During August 2002, the Company sold 500,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.35 per share to an investor for an aggregate purchase price of $175. The Company paid a $9 sales commission and issued a warrant to purchase 35,000 shares of Common Stock at an exercise price of $0.45 per share to a finder in connection with this offering.

Also during August 2002, the Company issued 1,000,000 shares of previously registered Common Stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby it realized net proceeds of $400. As part of this exchange program, 1,000,000 replacement warrants were issued at an exercise price of $0.60. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at exercise prices ranging from $0.62 to $1.02 per share. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.40 per share.

During September 2002, the Company sold 750,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.30 per share to an investor for an aggregate purchase price of $225. The Company paid a sales commission of $11 and issued a warrant to purchase 52,500 shares of Common Stock at an exercise price of $0.42 per share to a finder in connection with this offering.

During October 2002, the Company issued 200,000 shares of previously registered Common Stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby the Company realized net proceeds of $40. As part of the exchange program, 200,000 replacement warrants were issued at an exercise price of $0.60. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at an exercise price of $0.96. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.20 per share.

Also during October 2002, the Company realized $16 in proceeds from issuance of 53,207 shares of Common Stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan.

During November 2002, the Company authorized the issuance of 861,080 shares of Common Stock for certain employees as a stock bonus. The Company expensed the issuance of $189 based on the fair value of the shares on the date of the grant.

In December 2002, the Company issued 1,200,000 shares of its Common Stock to a former employee in settlement of a dispute regarding contract termination, of which 400,000 shares of Common Stock have been assigned to his attorney. This fully satisfies, subject to certain registration rights, an obligation recognized in the third quarter of 2002 in this matter for $469 and related to an October 17, 2002, Court of Common Pleas of Montgomery County, Pennsylvania judgment.

Material Investor
As described below, during the period December 2002 and March 2003, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 29% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

In December 2002, the Company issued Mr. Vey an 8% convertible debenture and received proceeds of $100. The debenture matures on December 5, 2003 and is convertible at any time at the option of the holder into 1,000,000 shares of Common Stock until that date.

In January 2003, the Company issued Mr. Vey an 8% convertible debenture and received proceeds of $120. The debenture matures on January 5, 2004 and is convertible at any time at the option of the holder into 2,000,000 shares of Common Stock until that date.

In January 2003, the Company received from Mr. Vey $700 in exchange for the Company's issuance of a $100 convertible debenture and a $600 promissory note, each bearing interest at a rate of 7%, and which both mature on January 15, 2004. The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock. Additionally, in March 2003, the Company received an additional $500, from the Mr. Vey, subject to certain conditions, in exchange for a $400 promissory note and a $100 convertible debenture from the Company, with terms similar to those of the January investment and maturing in March 2004, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 convertible debenture is convertible at the option of the holder into 10,000,000 shares of Common Stock.

In addition a finder will receive a total of 1,610,000 warrants at a price of $0.40 per share for the above December 2002 through March 2003 equity transactions as well as have a prior, previously registered warrant to purchase 150,000 shares repriced from $1.50 per share to $0.10 per share in lieu of cash fees in this situation. In addition, three of the Company's Directors agreed in December 2002 to convert certain of their past fees to stock. In total, an aggregate of up to 1,320,854 shares may be issued in this regard for $211 in obligations.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

ITEM 6.  SELECTED FINANCIAL DATA (in Thousands except Per Share data)

The following table sets forth selected financial information regarding the Company for the year ended December 31, 2002 and for the four previous years. Pursuant to the realignment of operations conducted in 1999-2000, data in the following table has been adjusted to show operating results for the discontinued operations separately in the applicable years. Balance sheet data in the following tabulation also reflects accounting for discontinued operations.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA (in Thousands except Per Share data)
         (continued)

                                            (In Thousands Except Per Share Data)
                                 ---------------------------------------------------------
                                                      YEAR ENDED DECEMBER 31,
Income Statement Data               2002        2001        2000        1999        1998
                                 ---------------------------------------------------------
Revenue                          $  2,507    $  2,157    $  1,787    $    244    $     15
Loss from Continuing
 Operations                        (6,001)    (10,434)    (10,826)     (3,264)     (3,879)
Gain (Loss) from Discontinued
 Operations                            --          --         144      (2,973)     (1,633)
Net Loss                           (6,001)    (10,434)    (10,682)     (6,237)     (5,512)
Preferred Dividends                  (303)        154        (889)       (601)     (1,592)
Net Loss applicable
 To Common Stockholders            (6,304)    (10,280)    (11,571)     (6,838)     (7,104)
Basic and Diluted
Net Loss per Common Share
 Applicable to continuing
 Operations                      $  (0.13)   $  (0.28)   $  (0.42)   $  (0.18)   $  (0.28)
Loss per Common Share
 Applicable to discontinued
 Operations                            --          --          --    $  (0.13)   $  (0.08)
Loss per Common Share            $  (0.13)   $  (0.28)   $  (0.42)   $  (0.31)   $  (0.36)

                                 ---------------------------------------------------------
                                                       AT DECEMBER 31,
Balance Sheet Data:                 2002        2001        2000        1999        1998
                                 ---------------------------------------------------------
Total Assets                        1,770       3,786       8,468       2,204       4,435
Net Working Capital/(Deficit)      (3,128)     (2,462)       (989)        262         179
Long-Term Obligations                  12       1,025       1,025          51         215
Stockholders' Equity/(Deficit)     (1,847)       (302)      3,091       1,431       3,457

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue Recognition
The Company's software arrangements consist of license fees, installation services, and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

Product License Revenue
Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Although the Company's software product can be implemented on the Company's customer's systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the completion of the installation and acceptance of the software by the customer. Software installation is usually completed very shortly (e.g. less than 3 months) after the signing of the contract.

As of December 31, 2002, the Company primarily utilizes an indirect sales model by distributing its product through third party alliance partners (TPAP). Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA. As of December 31, 2002 no royalty revenue was recognized.

Services Revenue
Services revenue includes professional services (primarily installation and training services) and maintenance revenue over periods not exceeding one year. Installation service revenue, which consists of implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing and analysis, and testing and quality assurance, is accounted for as a separate element of a software arrangement. Additionally, in certain circumstances, the Company may partner with third parties to implement its software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and the Company recognizes the license fee revenue component upon installation and acceptance by the customer.

     o Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

     o Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.

Software Development Costs
Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear, to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs.

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Dollars In Thousands)

Revenues
Revenues from continuing operations for the years ended December 31, 2002, 2001, and 2000 were $2,507, $2,157, and $1,787 respectively.

Net revenues increased to $2,507 for the year ended December 31, 2002, from $2,157 for the year ended December 31, 2001. The growth in revenues was primarily due to sales of the Intarsia application licenses to the Company's alliance partners. Additionally, in the fourth quarter of 2002, the Company assigned its customer relationships, including its remaining customer maintenance obligations, to a third party. As a result, the Company released $213 of deferred maintenance revenue into revenue, as it did not have any remaining obligation to its customers. The Company had sales to two different alliance partners in the year ended December 31, 2002 that comprised 52% of revenues for that period.

Net revenue increased to $2,157 for the year ended December 31, 2001, from $1,787 for the year ended December 31, 2000. The growth in revenues was primarily due to growth in installation and maintenance services revenues as well as license fee revenue from the sale of new units of Intarsia.

Cost of Revenues
Total cost of revenues decreased to $1,729 for the year ended December 31, 2002 from $3,995 for the year ended December 31, 2001 principally reflecting decreased service and staff cost due the Company's move to an indirect sales model where alliance partners are the primary sales channel, as well as a significant reduction to write-off certain capitalized and purchased software. During 2002, the Company wrote off $133 of capitalized software that was deemed impaired because a major component of the Company's software had been retired. The Company does not believe that the impact of the write-off of software will be significant to future operations because its latest product, Intarsia, has begun to gain market acceptance throughout 2002 and the first quarter of 2003.

Total cost of revenues increased to $3,995 for the year ended December 31, 2001 from $2,896 for the year ended December 31, 2000, reflecting principally the write off of $1,232 of certain purchased software costs associated with the acquisition of a software business in 2000. Other items included in costs of revenues are amortization of capitalized software, commissions on software sales, costs associated with implementation services.

Operating Expenses
Total operating expenses decreased to $6,675 in the year ended December 31, 2002 from $7,638 in the year ended December 31, 2001 reflecting principally savings from staff reductions, offset by a charge to expense of $276 to settle a judgment against the Company by a former employee and a charge of $189 reflecting a stock bonus given to employees for delinquent payrolls that was not paid in a timely manner. Additionally, 2001 included a $475 write-off of a note receivable. Research and development costs increased to $844 due to the ceasing of capitalizing software development costs in 2002. Total operating expenses decreased to $7,638 in the year ended December 31, 2001 from $9,610 in the year ended December 31, 2000, reflecting cost control measures, principally from two reductions in force in February and September of 2001 which reduced the full time employee count from 66 at the end of 2000 to 39 at the end of 2001. Included in the 2001 operating expenses are $373 of costs associated with this reduction in workforce and the write-off of an investment in ZipFinancial.com of $475.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income (Expense)
Other expenses in the year ended December 31, 2002 decreased to ($104) from ($958) in the period ended December 31, 2002 principally reflecting lower debt financing costs. Other income (expense) in the year ended December 31, 2001 increased to $(958) from $(107) in the year ended December 31, 2000, reflecting principally higher financing costs.

Liquidity And Capital Resources (In Thousands Except Per Share And Share Data) At December 31, 2002, cash and cash equivalents were $0, a decrease from the December 31, 2001 amount of $103. The above change in cash and cash equivalents are explained in the discussion of cash flows from operating, investing and financing activities.

For the year ended December 31, 2002, the cash flows used in operating activities resulted in a net use of cash of $3,185 compared to the year ended December 31, 2001 amount of $4,663. The decrease in use of cash for operating activities in 2002 was primarily due to reductions in force and other operating expenses.

For the year ended December 31, 2002 the cash flows from investing activities resulted in a net use of cash of $0 compared to the year ended December 31, 2001 amount of $1,698. The use of cash in 2002 decreased $1,698 principally due to the fact that the Company did not capitalize any software development costs during 2002.

In January 2001, SEDONA lent $475 to a third party under a previously established agreement, which amount was secured by such party's intellectual property. In 2001, the third party ceased operations and liquidated its assets. The Company recorded a charge in the first quarter of 2001 to reserve for the entire $475.

In 2002 the Company wrote off $133 of capitalized software that was deemed impaired because a major component of the Company's software had been retired. The Company does not believe that the impact of the write-off of software will be significant to future operations because its latest product, Intarsia, has begun to gain market acceptance throughout 2002 and the first quarter of 2003 based on increasing revenues and strong alliance partnerships.

During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels in certain product categories, management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in the purchased software acquired in the CIMS acquisition, management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected future level of revenues from the majority of the acquired CIMS products is not expected to materialize because, although still maintained for those customers that have not upgraded to Intarsia, the CIMS products will no longer be marketed to new customers. As a result, the Company wrote-off $1,232 of capitalized purchased software.

The decision as to whether an impairment charge should be recorded for capitalized software should be taken is based in large part by management's estimates of future revenues related to each product capitalized. To the extent that future expected revenues are not realized sufficiently to justify the value of the capitalized software recorded, an additional impairment charge may be required.

For the year ended December 31, 2002, cash flows from financing activities provided $3,082 compared to the year ended December 31, 2001 amount of $4,275. The decrease in cash from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

financing activities in 2002 was due principally to lower proceeds from issuances of Company securities.

The Company believes that if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet its working capital requirements for 2003. The Company has incurred substantial losses from operations of approximately $6,001, $10,434 and $10,682 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company has had insufficient resources to meet all of its obligations in recent months. In November 2002, the Company was notified by the Landlord for its corporate office of a default in its lease agreement and resolved the default through a restructuring of its leased space. In addition, cash was not available to pay the Company's employee payroll expenses totaling $406 for certain periods ending through December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures as shown in 2002.

Following receipt of funding in January 2003, the Company paid the outstanding employee payroll expenses totaling $406.

Obligations And Commitments

The Company has various short term (within 12 months) and long term (greater than 12 months) contractual and trade obligations. Below summarizes the timing of such obligations.

                                               2003           2004        2005
Accounts Payable & Accrued Expenses          $2,046         $    -       $   -
Short Term Debt                               1,010             12           -
Long Term Debt                                    -              -           -
Operating Lease Obligations                     206             77          77
Notes to related parties                         77             71           -
                                       ------------- -------------- -----------
TOTAL                                        $3,339           $160         $77

Subsequent Events

In January 2003, the Company issued an 8% convertible debenture to and received proceeds of $120,000 from an investor. The debenture matures on January 5, 2004, and is convertible at any time into 2,000,000 shares of Common Stock until that date.

In January 2003, the Company received $700,000 in proceeds from the same investor in the form of a $100,000 convertible debenture and a $600,000 promissory note, each bearing interest at a rate of 7% and which both mature on January 15, 2004. The Company may extend maturity of these instruments for up to three additional years subject to certain required pay downs. The debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock.

In March 2003, the Company received $500,000 in proceeds from the same investor in the form of a $100,000 convertible debenture and a $400,000 promissory note, each bearing interest at a rate of 7% and which both mature on March 15, 2004. The Company may extend maturity of these instruments for up to three additional years subject to certain required pay downs. The debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company will account for the value of the conversion feature of these transactions, which was limited to the amount of aggregate proceeds received of $1,320, as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense.

Inflation

Although inflation has resulted in an increase in certain operating costs during the past three years, management believes it has not had a material effect on the Company's results of operations or financial condition.

Financial Risk Management

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the years ended December 31, 2002 and 2001, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's diluted net loss per share. In future periods, the debt may be converted, and net diluted earnings per share would be reduced. See Notes 5 and 6 to the financial statements for additional information with respect to the Company's long-term debt and convertible preferred stock.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides guidance for entities that voluntarily change from the intrinsic value method of accounting for stock based compensation under ABP 25 to the fair value method of accounting under SFAS No. 123. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis.

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Adoption of SFAS No. 143 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") SFAS No. 146 addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value objective for initial measurement of the liability. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         See "Financial Risk Management" in Item 7, "Management's Discussion and Analysis".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         See Index on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE
         REGISTRANT

The following table sets forth-certain information regarding the Directors, Executive Officers and Key Employees of the Company.

         Name                        Age      Position
         ----                        ---      --------

         DIRECTORS AND EXECUTIVE
         OFFICERS

         Laurence L. Osterwise       55       Chairman of the Board

         R. Barry Borden             63       Vice Chairman of the Board

         Marco A. Emrich             50       CEO, President, CFO and Director+

         Michael A. Mulshine         63       Secretary and Director

         Victoria V. Looney          45       Director*+

         Jack Pellicci               64       Director+

         James C. Sargent            87       Director*

         Robert M. Shapiro           57       Director*

         James. T. Womble            59       Director

         David R. Vey                50       Director

         * Denotes Audit Committee members
         + Denotes Compensation Committee members

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

         KEY EMPLOYEES

         Alyssa S. Dver          38    Vice President, Chief Marketing Officer

         Timothy A. Rimlinger    39    Vice President, Engineering

         --------------

All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.

All Officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

The business experience, principal occupation and employment of the Company's Directors, Executive Officers and Key Employees have been as follows:

Laurence L. Osterwise was appointed Chairman of the Board in September 1999, after having been Chief Executive Officer, President and a Director of the Company since April 1997. Mr. Osterwise came to the Company in November 1996 as its Chief Operating Officer and President of SEDONA GeoServices, Inc., a subsidiary. Before joining the Company, he was President of the Communications Division of General Instrument Corporation, now a division of Motorola. Prior to joining General Instrument, Mr. Osterwise was with IBM Corporation for 25 years, where he held positions as President of Production Industries, U.S. Vice President and Corporate Director of Market Driven Quality, and IBM Rochester General Manager and Director of Application Business Systems. Under his leadership, IBM Rochester was awarded the Malcomb Baldridge National Quality Award. Mr. Osterwise received a BS in Mathematics from Duke University in 1969 and an MS in Computer Sciences from Syracuse University in 1973. Mr. Osterwise resigned from the Board of Directors effective January 1, 2003.

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

From 1997 until 2001, Mr. Borden served as President of Broadbeam Corporation of Princeton, NJ, a supplier of software for wireless data communications. Prior to that he served as Chairman and CEO of Mergent International, a supplier of software for data security on PC desktops and enterprise wide networks. Mr. Borden also serves on the Board of Directors of FASTNET Corporation, an Internet service provider, and AM Communications, a provider of technology for managing and monitoring of broadband systems. From 1968 to 1980, Mr. Borden was the founder, President and CEO of Delta Data Systems, a CRT Terminal manufacturer, and from 1981 to 1984 he was founder, Chairman and CEO of Franklin Computer Corp., a manufacturer of microcomputers. In 1989, he served as President and CEO of Cricket Software, Inc., a supplier of graphics software. Mr. Borden received a BSEE degree from the University of Pennsylvania in 1961. Mr. Borden resigned from the Board of Directors effective January 31, 2003.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

Marco A. Emrich has been Chief Executive Officer, President and a Director of the Company since September 1999. He has also served as the Company's Chief Financial Officer since December 2002. He has over 20 years of software industry experience. Most recently, he served as President and CEO of Cambridge-based e-commerce application service provider Empresa Inc. Prior to joining Empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., where he created and launched a web-based application that enables businesses to monitor, manage and report on network-centric or multi-tier distributed business applications. Prior to CenterLine, he held positions as Senior Director of Cincom Systems, Inc.'s Advanced Technology Group and Manager of NAS Information Network Technology Group at Digital Equipment Corporation. Mr. Emrich holds a Bachelor's degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.

Michael A. Mulshine has been a Director and Secretary of the Company since May 1985 and has been associated with the Company on a management-consulting basis since 1979. He has been the President of Osprey Partners, a management-consulting firm, since 1977. In addition, he is a Director of VASCO Data Security International, Inc., a global provider of enterprise-wide security solutions that support e-business and e-commerce. Mr. Mulshine received a BSEE degree from Newark College of Engineering in 1961.

Victoria V. Looney has been a Director of the Company since March 2003, filling the Board seat recently vacated by the resignation of R. Barry Borden. Ms. Looney is the President and Co-Founder of COPY.doc, LLC, a privately held secure document management firm providing business services to corporate, government and law firm clients. Prior to founding COPY.doc, Ms. Looney was Vice President of Sales for GroupSystems.com, and earlier held positions with IDCertify, as Vice President of Business Development, Dakotah Direct (a unit of Genesis Teleserv Corporation) as its Vice President of Sales & Marketing, EDS, as Director, Global Development, Rosenbluth International as Vice President of Sales and CITICORP Information Management Services, as an Executive Sales Manager. Ms. Looney is a graduate of The School of International Service, College of Public and International Affairs, of the American University in Washington, DC where she received Baccalaureate in International Studies.

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

David R. Vey has been a Director of the Company since March 2003. Mr. Vey is President of Vey Development, Inc., a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and California. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company and its subsidiaries in all capacities during the three years ended December 31, 2000, 2001 and 2002 for the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, who are the only Executive Officers whose salary and bonus for such years exceeded $100,000:

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Long Term
                                                                                            Compensation
                                                  Annual Compensation                           Awards
----------------------------------------------------------------------------------------------------------------------------
Name and Principal Position        Fiscal        Salary        Bonus       Other Annual      Securities        All Other
                                     Year                                  Compensation      Underlying      Compensation
                                                                                               Options
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich............          2002       $191,682        $0             $0                 0                0
----------------------------------------------------------------------------------------------------------------------------
   President and Chief               2001        216,923      45,250            0              652,500             0
   Executive Officer                 2000        225,000      94,877            0                 0                0
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
William K. Williams*.......          2002        106,250         0              0                 0                0
----------------------------------------------------------------------------------------------------------------------------
   Vice President and Chief          2001       114,500        4,000            0              90,000              0
   Financial Officer                 2000       130,000       17,500            0                 0                0
----------------------------------------------------------------------------------------------------------------------------

--------------------
*  Terminated as of December 6, 2002.

Stock Purchase Opportunities

Option Grants

The following table sets forth information with respect to the named Executive Officers concerning individual grants of stock purchase opportunities made in fiscal year 2002.

                         Options Granted in Fiscal 2002

----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Potential Realizable
                                                   Percent of                                            Value at Assumed
                                 Number of            Total                                            Annual Rates of Stock
                                 Securities          Options                                                   Price
                                 Underlying          Granted         Exercise or                         Appreciation for
                                  Options         to Employees        Base Price       Expiration        Option Term ($)
----------------------------------------------------------------------------------------------------------------------------
Name                            Granted (#)         in Fiscal           ($/Sh)            Date            5%           10%
                                                       2002
----------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                      0                  0                 0                0              0             0
William K. Williams                  0                  0                 0                0              0             0
----------------------------------------------------------------------------------------------------------------------------

Options Exercised and Unexercised

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options in fiscal year 2002 and the unexercised options held as of January 31, 2003.

                 Aggregate Option Exercises In Last Fiscal Year
                        And Fiscal Year End Option Value

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Number of Securities               Value of Unexercised
                                                                   Underlying Unexercised                  In-the-Money
                                   Shares                                Options at                         Options at
                               Acquired on         Value              January 31, 2003                  December 31, 2002
Name                              Exercise        Realized      Exercisable     Unexercisable     Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                      0               0               0                0                0                 0
William K. Williams                  0               0               0                0                0                 0
-----------------------------------------------------------------------------------------------------------------------------------

Compensation Of Directors

Under the Company's 1992 Long-Term Incentive Plan, on the first business day of January 1998 and on the first business day of January in each succeeding year through January 2001, each of the Company's non-employee Directors received a grant of an option to purchase shares of the Company's Common Stock at the then-current fair market value, as determined in accordance with the 1992 Plan, as follows: an option to purchase 15,000 shares of Common Stock for service on the Company's Board of Directors during the preceding year, plus an option to purchase 2,500 shares of Common Stock for serving as the Chairman of the Board of Directors or Chairman of a committee of the Board of Directors during the preceding year. If, however, a Director became eligible for an option grant after the first regularly scheduled meeting of the Company's Board of Directors during any calendar year, the Compensation Committee of the Company's Board of Directors determined the size of such option grant by multiplying 15,000 shares (and/or 2,500 shares) by a fraction which was determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by six.

In addition, under the terms of the 1992 Plan, any new Director elected to the Board of Directors was granted an option to purchase 25,000 shares of Common Stock at the then-current fair market value. The shares underlying these options were to vest at the rate of 5,000 shares per year for five years, commencing on the first anniversary date of his election to the Board of Directors and on each subsequent anniversary date thereafter.

Further, commencing in 1998, on or before January 31 in each year, each of the Company's non-employee Directors would receive an annual retainer of $5,000 as cash compensation for his services as a Director for the preceding year. Also, each of the Company's non-employee Directors would receive $500 for attendance at each Board of Directors and committee meeting, with multiple meetings held on the same day to count as one. For services to the Board in 2001, Directors received Common Stock in lieu of cash compensation, as authorized by the Board in March 2002.

Certain revisions to non-employee Director compensation were made in 2002. Under the Company's 2000 Incentive Stock Option Plan, each of the Company's non-employee Directors, on the first business day of January of 2002 and on the first business day of January in each succeeding year, shall receive as compensation for service to the Board of Directors, a grant of an option to purchase Common Stock, at the then current fair market value, as determined in accordance with the Plan, as follows: a 30,000 share option grant for service to the Board of Directors during the preceding year; plus, a 5,000 share option grant for serving as the Chairman of the Board of Directors or of a Committee of the Board of Directors during the preceding year. If, however, an Eligible Director shall become eligible for an option grant after the first regularly scheduled Meeting to the Board of Directors during any calendar year, the Compensation Committee shall determine the size of such option grant by multiplying 30,000 shares (and/or 5,000 shares) by a fraction which is determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by four. The non-employee Directors were issued the following option grants in January 2002 for service to the Company's Board of Directors in 2002: Mr. Mulshine, 40,000 shares; Messrs. Pellicci and Sargent, 35,000 shares; Messrs. Shapiro and Womble, 30,000 shares.

In addition, any new Director elected to the Company's Board of Directors will be granted an option to purchase 50,000 shares of Common Stock, at the then current fair market value. The option was adjusted from 25,000 shares by action of the Board in March 2002. The shares underlying this option will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director's election to the Company's Board of Directors.

If unexercised, each option shall expire on the tenth anniversary of the date of grant and shall vest and become fully exercisable upon grant, with the exception that the new Directors' options shall vest over five years. Once vested, options shall remain fully exercisable until the earlier of: (i) the expiration of their ten-year term; (ii) three years following the optionee's separation from Board of Directors service for any reason; or (iii) one year following the death of the optionee.

In March 2002, the Board increased the annual retainer to be paid to each of the Company's non-employee Directors, beginning in January 2003 and thereafter, from $5,000 to $10,000 as cash compensation for such Director's services for the preceding year. At the same time, the Board increased the fee to be paid to each of the Company's non-employee Directors for attendance at Board of Directors and Committee Meetings for 2002 and thereafter from $500 to $750, with multiple meetings held on the same day to count as one. The amounts were subject to annual review and possible adjustment at the discretion of the Board of Directors. In addition, any Director's cash compensation obligations that may accrue would be paid in cash only if the Company is current in all of its cash obligations, or on a change of control, assuming that all current cash obligations had been met.

By action of the Board on January 9, 2003, the non-employee Directors' annual retainer fee for services to the Board in 2002 was reduced to its prior level of $5,000, and the fees to be paid to non-employee Directors for each attendance at Board of Directors and Committee Meetings for 2002 and thereafter was reduced to its prior level of $500 per meeting.

Employment Agreements And Change Of Control Arrangements

Agreement with Mr. Marco A. Emrich

On September 15, 1999, the Company entered into an employment agreement with Marco A. Emrich, its Chief Executive Officer and President. The agreement had a term of two years and three months. Pending renewal, Mr. Emrich continues to serve under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich in addition can also earn up to $100,000 annually in the form of cash bonus, subject to quarterly measurements. In addition, under the agreement, Mr. Emrich received 200,000 options and 175,000 warrants with a strike price of $2.50 that will vest over 4 years at 25% per year. He also was granted 350,000 warrants with a strike price of $2.50 per warrant with a four year "cliff vest" provision, and certain acceleration provisions based on the Company's stock price performance. In the event of "Change of Control" within 12 months, there will be a 33% acceleration of unvested options/warrants and 50% acceleration after the first 12 months.

Compensation Committee Interlocks And Insider Participation

The Company's Compensation Committee consists of Mr. Jack A. Pellicci, Mr. Marco
A. Emrich and Ms. Victoria V. Looney. None of the Company's Executive Officers has served as a Director or Member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose Executive Officers served as a Director of or Member of the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock as of January 31, 2003 with respect to:

     o Each person or group known to the Company who beneficially owns five percent or more of the outstanding shares of the Company's Common Stock;

     o   Each Director and named Executive Officer; and

     o The Company's Executive Officers and Members of its Board of Directors as a group.

Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The business address of each person named in the table below is c/o SEDONA Corporation, 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania 19406.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of the date of this prospectus are deemed outstanding for the purpose of computing the percentage ownership of any person. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

-------------------------------------------------------------------------------------------------------
Name of Beneficial                                Amount and Nature of           Percent of Class
Owner                                             Beneficial Ownership
-------------------------------------------------------------------------------------------------------
Michael H. Lewis                          1,760,450               (1)                  5.44%
-------------------------------------------------------------------------------------------------------
Laurence L. Osterwise                     2,282,553            (2), (3)                3.11%
-------------------------------------------------------------------------------------------------------
R. Barry Borden                             355,757            (2), (3)                  *
-------------------------------------------------------------------------------------------------------
Marco Emrich                              1,209,108               (2)                    *
-------------------------------------------------------------------------------------------------------
Victoria V. Looney                            -                                          *
-------------------------------------------------------------------------------------------------------
Michael A. Mulshine                       1,963,669               (2)                    *
-------------------------------------------------------------------------------------------------------
Jack Pellicci                               242,868               (2)                    *
-------------------------------------------------------------------------------------------------------
James C. Sargent                            387,443               (2)                    *
-------------------------------------------------------------------------------------------------------
Robert M. Shapiro                           164,309               (2)                    *
-------------------------------------------------------------------------------------------------------
David R. Vey                             26,848,920               (4)
-------------------------------------------------------------------------------------------------------
James T. Womble                             137,324               (2)                    *
-------------------------------------------------------------------------------------------------------
All Executive Officers and               35,591,591                                   65.09%
Directors as a group

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (continued)

*    Owner holds less than 1% of the class.
(1)  Represents shares issuable upon exercise of outstanding warrants.

(2) Unless otherwise, indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants:

          Mr. Osterwise - 2,088,000 warrants
          Mr. Emrich - 336,262 options and 872,846 warrants
          Mr. Mulshine - 286,080 options and 1,282,250 warrants
          Mr. Sargent - 278,705 options
          Mr. Borden - 277,632 options
          Mr. Pellicci - 186,544 options
          Mr. Shapiro - 122,250 options
          Mr. Womble - 116,000 options

(3) No longer a member of the Board of Directors.

(4) Six percent (6%) of these shares are issuable upon exercise of warrants at prices ranging from $0.30 to $0.566 per share.

During April 2002, the Company issued 159,838 shares of Common Stock for exercise of options and warrants for proceeds of $146,172. These shares consisted of 153,846 shares of Common Stock issued upon exercise of previously registered warrants and 5,992 shares of Common Stock issued upon exercise of previously registered options under the Company's authorized Incentive Plan.

During May and June 2002, the Company issued 23,400 shares of Common Stock with a value of $30,000 to an investment bank for advisory services in lieu of cash payment.

During June and July 2002, the Company sold 899,280 shares of Common Stock in a private placement and issued four-year warrants to purchase 449,640 shares of Common Stock at an exercise price of $0.556 per share to an investor for an aggregate purchase price of $500,000. The Company paid a $25,000 sales commission and issued warrants to purchase 62,950 shares of Common Stock at exercise prices ranging from $0.51 to $0.78 per share to a finder in connection with this transaction.

During July 2002 and pursuant to the Company's employee 401(K) plan, 122,852 shares of Common Stock valued at $97,053 were granted to employees as well as matching contributions of Common Stock made by the Company, at the direction of its Board of Directors. This action related to rewards for the calendar year 2001. Also during July 2002, a vendor exercised Warrants to purchase 80,000 shares of Common Stock for an aggregate price of $800. These Warrants had been granted to the vendor in settlement of a contract dispute in lieu of the Company's making a cash payment. As all of these shares issued under the Company's 401(K) plan and the warrants exercised by the vendor were previously registered and authorized; they are not among the shares subject to the registration statement being filed in connection with this prospectus.

During August 2002, the Company sold 500,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.35 per share to an investor for an aggregate purchase price of $175,000. The Company

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (continued)

paid an $8,750 sales commission and issued a warrant to purchase 35,000 shares of Common Stock at an exercise price of $0.45 per share to a finder in connection with this offering.

Also during August 2002, the Company issued 1,000,000 shares of previously registered Common Stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby the Company realized net proceeds of $400,000. As part of this exchange program, 1,000,000 replacement warrants were issued at an exercise price of $0.60. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at exercise prices ranging from $0.62 to $1.02 per share. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.40 per share. As all of the 1,000,000 issued shares were previously registered and authorized, they are not among the shares subject to the registration statement being filed in conjunction with this Prospectus.

During September 2002, the Company sold 750,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.30 per share to an investor for an aggregate purchase price of $225,000. The Company paid a sales commission of $11,250 and issued a warrant to purchase 52,500 shares of Common Stock at an exercise price of $0.42 per share to a finder in connection with this offering.

During October 2002, the Company issued 200,000 shares of previously registered Common Stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby the Company realized net proceeds of $40,000. As part of the exchange program, 200,000 replacement warrants were issued at an exercise price of $0.60 per warrant. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at an exercise price of $0.96 per warrant. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.20 per share.

Also during October 2002, the Company realized $16,000 in proceeds from issuance of 53,207 shares of Common Stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan.

In November 2002, the Company authorized issuance of 861,080 shares of the Company's Common Stock to certain of its employees as a stock bonus. The Company expenses the issuance of $189, based on the fair value of the shares on the date of the grant.

In December 2002, the Company issued 1,200,000 shares of Common Stock to a former employee in settlement of a dispute regarding his contract termination, of which 400,000 shares of Common Stock have been assigned to his attorney. This fully satisfies, subject to certain registration rights, an obligation recognized in the third quarter of 2002 in this matter for $469,000 and related to an October 17, 2002 judgment entered by the Court of Common Pleas of Montgomery County, Pennsylvania.

In December 2002, the Company issued an 8% convertible debenture and received proceeds of $100,000. The debenture matures on December 5, 2003 and is convertible at any time, at the option of the holder, into 1,000,000 shares of Common Stock until that date.

In January 2003, the Company issued an 8% convertible debenture and received proceeds of $120,000. The debenture matures on January 5, 2004 and is convertible at any time, at the option of the holder, into 2,000,000 shares of Common Stock until that date.

In January 2003, the Company received $700,000 from an investor in exchange for the Company's delivery of a $100,000 convertible debenture and a $600,000 promissory note, each bearing interest at a rate of 7%, and which both mature on January 15, 2004. The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock. Additionally, in March 2003, the Company received an additional $500,000, from the same investor, subject to certain conditions, in exchange for the Company's delivery of a $400,000 promissory note and a $100,000 convertible debenture, with terms similar to those of the January investment, and maturing in March 2004, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 convertible debenture, is convertible at the option of the holder into 10,000,000 shares of Common Stock.

In addition a finder will receive a total of 1,610,000 warrants at a price of $0.40 per share for the above December 2002 through March 2003 equity transactions as these funds are received as well as having a prior, previously registered warrant to purchase 150,000 shares repriced from $1.50 per share to $0.10 per share in lieu of cash fees payable in this situation. The shares subject to this previously registered warrant are not among those subject to the registration statement being filed in conjunction with this prospectus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (continued)

In addition, three of the Company's Directors agreed in December 2002 to convert certain of their past fees to stock under terms and conditions similar to those provided to the above investor. In total, an aggregate of up to 1,320,854 shares may be issued in this regard for $211,336 in obligations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001, the Company amended its consulting agreement with Osprey Partners, a company that is owned by Michael A. Mulshine, the Company's Secretary and one of its Directors. Under that agreement, Osprey was to provide services to the Company with regard to shareholder and investor relations activities and for management consulting services. Under the agreement, Osprey was issued warrants to purchase up to 64,620 shares of Common Stock, with such warrants to vest at the rate of 5,385 shares on the first of each month for the twelve months starting January 1, 2002, and such warrants are exercisable for up to ten years at an exercise price of $0.72 per warrant. Under the agreement, Osprey was also to be paid a monthly retainer in the amount of $3,500 through December 2002. By action of the Board, effective September 2002 and through December 2002, Mr. Mulshine's compensation was amended to a monthly cash retainer of $10,000 in lieu of the prior cash and warrants compensation schedule.

In September 2002, the Company's Board of Directors approved the retention of Mr. Barry Borden, then one of the Company's Directors, as a Management Consultant for a term of three months expiring December 31, 2002. Pursuant to this retention arrangement, the Company agreed to pay Mr. Borden a monthly amount of $5,000 for each month including an additional $5,000 for previous services. As of the date hereof $12,500 remains unpaid.

In October 2001, Laurence L. Osterwise, a former Director, loaned $48,000 and $100,000 to SEDONA pursuant to convertible note and warrant agreements. The notes bear interest at 7% per annum and were originally due on December 3 and 11, 2001, respectively, but were extended to March 3 and 11, 2002. The notes are convertible into 240,000 and 500,000 shares of Common Stock, respectively, if not repaid at maturity. Mr. Osterwise was also granted warrants to acquire up to 24,000 and 50,000 shares of Common Stock at $.40 per share until October 4 and 12, 2005, in connection with the respective notes. The principal amount of the notes and accrued interest remain outstanding as of the date hereof.

In December 2002 and January 2003, the Company entered into the following financing agreements with Mr. David R. Vey and/or related parties. Mr. Vey is a Director of the Company and owns more than 5% of the outstanding Common Stock:

     o In December 2002, the Company issued an 8% convertible debenture and received proceeds of $100,000. The debenture matures on December 5, 2003 and is convertible at any time, at the option of the holder into 1,000,000 shares of the Company's Common Stock until that date.

     o In January 2003, the Company issued an 8% convertible debenture and received proceeds of $120,000. The debenture matures on January 5, 2004 and is convertible at any time at the option of the holder, into 2,000,000 shares of the Company's Common Stock until that date.

     o In January 2003, the Company received $700,000 in exchange for the Company's delivery of a $100,000 convertible debenture and a $600,000 promissory note, each bearing interest at a rate of 7%, and both of which mature on January 15, 2004.

     The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of the Company's Common Stock. Additionally, in March 2003, the Company received an additional $500,000 from Mr. Vey, subject to certain conditions, in exchange for a $400,000 promissory note and a $100,000 convertible debenture from the Company, with terms similar to those of the earlier January investment, and maturing in March 2004, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 convertible debenture is convertible at the option of the holder into 10,000,000 shares of Common Stock.

Mr. Vey is also entitled to appoint up to 30% of the members of the Company's Board of Directors within 90 days after the date of this financing arrangement.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer/Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing this Annual Report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer/Chief Financial Officer, along with other key Management of the Company, have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him on a timely basis.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a)  1 and 2 Financial Statements and Schedules.
            See "Index to Financial Statements and Schedule" on F-1.

       (b)  Reports on Form 8-K August 14, 2002

       (c)  Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where indicated by footnote, exhibits, which have been previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

3.1      Articles of Incorporation (2) (Exhibit 3.1)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

10.35    Warrant issued to Acxiom Corporation Dated April 4, 2001 (8)
         (Exhibit 10.35)

10.36 Form of Common Stock and Warrants Purchase Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto (12) (Exhibit 10.1)

10.37 Form of Registration Rights Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.2)

10.38 Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.38 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of Common Stock and notes. (12) (Exhibit 10.4)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.

10.40    Agreement for purchase of assets of Lead Factory, Inc. dated
         March 29, 2002.

23.1*    Consent of Ernst & Young LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

99.1 Statement Under Oath of the Company's Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                               SEDONA CORPORATION

April 15, 2003                            /S/ Marco A. Emrich
--------------                            -------------------
DATE                                      Marco A. Emrich
                                          CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Each person in so signing also makes and constitutes Marco A. Emrich, Chief Executive Officer, President and Chief Financial Officer, his true and lawful attorney-in-fact, in his name, place and stead, to execute and caused to be filed with the Securities and Exchange Commission, any or all amendments to this report.

Signatures
----------


BY /S/   Marco A. Emrich                                Date    April 15, 2003
         -----------------------------------------      ------------------------
         President, Chief Executive Officer, Chief
         Financial Officer and Director

BY /S/   Victoria V. Looney                             Date    April 15, 2003
         -----------------------------------------      ------------------------
         Victoria V. Looney
         Director

BY /S/   Michael A. Mulshine                            Date    April 15, 2003
         -----------------------------------------      ------------------------
         Michael A. Mulshine
         Director and Secretary

BY /S/   Jack Pellicci                                  Date    April 15, 2003
         -----------------------------------------      ------------------------
         Jack Pellicci
         Director

BY /S/   James C. Sargent                               Date    April 15, 2003
         -----------------------------------------      ------------------------
         James C. Sargent
         Director

BY /S/   Robert M. Shapiro                              Date    April 15, 2003
         -----------------------------------------      ------------------------
         Robert M. Shapiro
         Director

BY /S/   David R. Vey                                   Date    April 15, 2003
         -----------------------------------------      ------------------------
         David R. Vey
         Director

 BY /S/  James T. Womble                                Date    April 15, 2003
         -----------------------------------------      ------------------------
         James T. Womble
         Director

  Certification of Principal Executive Officer and Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427


I, Marco A. Emrich, the principal Executive Officer and principal Financial Officer of SEDONA Corporation, certify that:

1.       I have reviewed this annual report on Form 10-K of SEDONA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):
a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. Any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying Officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003              /s/ Marco A. Emrich
                                   -------------------

                                   Marco A. Emrich
                                   President, Chief Executive Officer and Chief
                                   Financial Officer

                   Index to Financial Statements and Schedule



                                    Contents



Report of Independent Auditors...............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and 2001.................F-3
Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2002.......................F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002.......................F-5
Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2002.......................F-8
Notes to Consolidated Financial Statements...................................F-9


All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

                         Report of Independent Auditors



Board of Directors and Stockholders
SEDONA Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that SEDONA Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders' equity and anticipates that it will require additional debt and/or equity financing in 2003, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 8, 2003

                       SEDONA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                                         December 31,
                                                                                                   2002                2001
                                                                                              ---------------     ---------------
Assets
Current assets:
  Cash and cash equivalents                                                                   $          --       $           103
  Restricted cash                                                                                         238                   2
  Accounts receivable, net of allowance for doubtful accounts of  $ 16 and $49                             53                 331
  Prepaid expenses and other current assets                                                               186                 165
                                                                                              ---------------     ---------------
Total current assets                                                                                      477                 601

Property and equipment, net of accumulated depreciation and amortization                                  238                 521
Restricted cash                                                                                          --                   287
Software development costs, net of accumulated amortization of $ 2,834 and $1,650                       1,048               2,353
Non-current assets - other                                                                                  7                  24
                                                                                              ---------------     ---------------
Total non-current assets                                                                                1,293               3,185
                                                                                              ---------------     ---------------
Total assets                                                                                  $         1,770     $         3,786
                                                                                              ===============     ===============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                            $           820     $         1,099
  Accrued expenses and other current liabilities                                                        1,226                 447
  Deferred revenue                                                                                        394                 509
  Note payable to related party                                                                           148                 148
  Current maturities of long-term debt                                                                  1,010                  55
  Short-term debt - debentures                                                                              7                 805
                                                                                              ---------------     ---------------
Total current liabilities                                                                               3,605               3,063

Long-term debt, less current maturities                                                                    12               1,025
                                                                                              ---------------     ---------------
Total long-term liabilities                                                                                12               1,025
                                                                                              ---------------     ---------------
Total liabilities                                                                                       3,617               4,088

Stockholders' equity/(deficit):
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280)
  Series A, par value $2.00, Issued and outstanding - 500,000                                           1,000               1,000
  Series F, par value $2.00, Issued and outstanding shares - 780                                            2                   2
  Series H, par value $2.00, Issued and outstanding shares - 1,500                                          3
                                                                                                                                3
Common stock, par value $0.001
  Authorized shares -100,000,000, Issued and outstanding shares -
   51,301,197 and 41,362,541 in 2002 and 2001, respectively                                                51                  41
  Additional paid-in-capital                                                                           57,285              52,839
  Accumulated deficit                                                                                 (60,188)            (54,187)
                                                                                              ---------------     ---------------
Total stockholders' equity/(deficit)                                                                   (1,847)               (302)
                                                                                              ---------------     ---------------
Total liabilities and stockholders' equity/(deficit)                                          $         1,770     $         3,786
                                                                                              ===============     ===============

See accompanying notes.

              SEDONA Corporation and Subsidiaries
             Consolidated Statements of Operations
        (In Thousands, Except Share and Per Share Data)

                                                                                   For year ended December 31,
                                                                     -------------------------------------------------------
                                                                          2002                2001                2000
                                                                     ---------------     ---------------     ---------------
Revenues:
  Product licenses                                                   $           754     $           645     $           700
  Services                                                                     1,753               1,512               1,087
                                                                     ---------------     ---------------     ---------------
Total revenues                                                                 2,507               2,157               1,787
Cost of revenues:
  Product licenses                                                             1,199               1,544               1,129
  Services                                                                       397               1,219               1,767
  Write-off of capitalized and purchased software                                133               1,232                --
                                                                     ---------------     ---------------     ---------------
Total cost of revenues                                                         1,729               3,995               2,896
                                                                     ---------------     ---------------     ---------------
Gross profit (loss)                                                              778              (1,838)             (1,109)

Expenses:
  General and administrative                                                   4,256               3,408               3,894
  Sales and marketing                                                          1,192               3,372               5,258
  Charge for note receivable                                                    --                   475                --
  Research and development                                                     1,227                 383                 458
                                                                     ---------------     ---------------     ---------------
Total operating expenses                                                       6,675               7,638               9,610
                                                                     ---------------     ---------------     ---------------
Income/(loss) from operations                                                 (5,897)             (9,476)            (10,719)

Other income (expense):
  Interest income                                                                  5                  54                 245
  Interest expense                                                               (52)             (1,012)               (359)
  Other                                                                          (57)               --                     7
                                                                     ---------------     ---------------     ---------------
Total other income (expense)                                                    (104)               (958)               (107)
                                                                     ---------------     ---------------     ---------------

Loss from continuing operations before
  provision for income taxes                                                  (6,001)            (10,434)            (10,826)
Income taxes                                                                    --                  --                  --
                                                                     ---------------     ---------------     ---------------
Loss from continuing operations                                               (6,001)            (10,434)            (10,826)

Income from discontinued operations                                             --                  --                   144
                                                                     ---------------     ---------------     ---------------
Loss from continuing and discontinued
   Operations                                                                 (6,001)            (10,434)            (10,682)
Preferred stock dividends                                                       (303)                154                (889)
                                                                     ---------------     ---------------     ---------------
Loss applicable to Common Stockholders                               $        (6,304)    $       (10,280)    $       (11,571)
                                                                     ===============     ===============     ===============

Basic and diluted net loss per share from continuing operations applicable to common shares
                                                                     $         (0.13)    $         (0.28)    $         (0.42)

Basic and diluted net loss per share from
discontinued operations applicable to
common shares                                                        $          --       $          --       $          --
                                                                     ---------------     ---------------     ---------------
                                                                     $         (0.13)    $         (0.28)    $         (0.42)

                                                                     ===============     ===============     ===============

Basic and diluted weighted average common shares outstanding              48,376,941          36,838,317          27,680,785
                                                                     ===============     ===============     ===============

See accompanying notes.

              SEDONA Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity
               (In Thousands, Except Share Data)

                                                                         Stock Series A                      Stock Series B
                                                                    Shares           Amount             Shares           Amount
                                                               ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1999                                             500,000             1,000             1,000                 2
                                                               ---------------   ---------------   ---------------   ---------------

Stock warrants/options issued for consulting services                     --                --                --                --
Issuance of preferred stock                                               --                --                --                --
Redemption of preferred stock with cash                                   --                --                --                --
Conversion of preferred stock into Common Stock                           --                --               1,000                 2
Exercise of Common Stock options                                          --                --                --                --
Exercise of Common Stock warrants                                         --                --                --                --
Issuance of Common Stock                                                  --                --                --                --
Expenses incurred related to issuance of preferred stock                  --                --                --                --
Expenses incurred related to issuance of Common Stock                     --                --                --                --
Preferred stock dividends                                                 --                --                --                --
Net loss, year ended December 31, 2000                                    --                --                --                --
                                                               ---------------   ---------------   ---------------   ---------------
Balance, December 31, 2000                                             500,000             1,000              --                --
                                                               ---------------   ---------------   ---------------   ---------------

Stock warrants/options issued for consulting services                     --                --                --                --
Warrants issued in conjunction with debenture issue                       --                --                --                --
Conversion of debenture into Common Stock                                 --                --                --                --
Exercise of Common Stock warrants                                         --                --                --                --
Issuance of Common Stock                                                  --                --                --                --
Common Stock issued for employee stock purchase plan                      --                --                --                --
Expenses incurred related to issuance of Common Stock                     --                --                --                --
Preferred stock dividends                                                 --                --                --                --
Net loss, year ended December 31, 2001                                    --                --                --                --
                                                               ---------------   ---------------   ---------------   ---------------
Balance, December 31, 2001                                             500,000             1,000              --                --
                                                               ---------------   ---------------   ---------------   ---------------

Stock warrants/options issued for consulting services                     --                --                --                --
Warrants issued in conjunction with debenture issue                       --                --                --                --
Conversion of debenture into Common Stock                                 --                --                --                --
Exercise of Common Stock warrants                                         --                --                --                --
Issuance of Common Stock                                                  --                --                --                --
Common Stock issued for employee stock purchase plan                      --                --                --                --
Expenses incurred related to issuance of Common Stock                     --                --                --                --
Preferred stock dividends                                                 --                --                --                --
Net loss, year ended December 31, 2002                                    --                --                --                --
                                                               ---------------   ---------------   ---------------   ---------------
Balance, December 31, 2002                                             500,000   $         1,000              --     $          --
                                                               ===============   ===============   ===============   ===============

              SEDONA Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity
               (In Thousands, Except Share Data)

                                                                                    Class A Preferred
                                                                ----------------------------------------------------------
                                                                  Stock Series F      Stock Series G      Stock Series H
                                                                 Shares    Amount    Shares    Amount    Shares    Amount
                                                                --------  --------  --------  --------  --------  --------
Balance, December 31, 1999                                         1,000         2      --        --        --        --
                                                                --------  --------  --------  --------  --------  --------

Stock warrants/options issued for consulting services               --        --        --        --        --        --
Issuance of preferred stock                                         --        --       3,000  $      6     1,500  $      3
Redemption of preferred stock with cash                             --        --      (1,725)       (4)     --        --
Conversion of preferred stock into Common Stock                     (220)     --      (1,275)       (2)     --        --
Exercise of Common Stock options                                    --        --        --        --        --        --
Exercise of Common Stock warrants                                   --        --        --        --        --        --
Issuance of Common Stock                                            --        --        --        --        --        --
Expenses incurred related to issuance of preferred stock            --        --        --        --        --        --
Expenses incurred related to issuance of Common Stock               --        --        --        --        --        --
Preferred stock dividends                                           --        --        --        --        --        --
Net loss, year ended December 31, 2000                              --        --        --        --        --        --
                                                                --------  --------  --------  --------  --------  --------
Balance, December 31, 2000                                           780         2      --        --       1,500         3
                                                                --------  --------  --------  --------  --------  --------

Stock warrants/options issued for consulting services               --        --        --        --        --        --
Warrants issued in conjunction with debenture issue                 --        --        --        --        --        --
Conversion of debenture into Common Stock                           --        --        --        --        --        --
Exercise of Common Stock warrants                                   --        --        --        --        --        --
Issuance of Common Stock                                            --        --        --        --        --        --
Common Stock issued for employee stock purchase plan                --        --        --        --        --        --
Expenses incurred related to issuance of Common Stock               --        --        --        --        --        --
Preferred stock dividends                                           --        --        --        --        --        --
Net loss, year ended December 31, 2001                              --        --        --        --        --        --

                                                                --------  --------  --------  --------  --------  --------
Balance, December 31, 2001                                           780         2      --        --       1,500         3
                                                                --------  --------  --------  --------  --------  --------

Stock warrants/options issued for consulting services               --        --        --        --        --        --
Warrants issued in conjunction with debenture issue                 --        --        --        --        --        --
Conversion of debenture into Common Stock                           --        --        --        --        --        --
Exercise of Common Stock warrants                                   --        --        --        --        --        --
Issuance of Common Stock                                            --        --        --        --        --        --
Common Stock issued for employee stock purchase plan                --        --        --        --        --        --
Expenses incurred related to issuance of Common Stock               --        --        --        --        --        --
Preferred stock dividends                                           --        --        --        --        --        --
Net loss, year ended December 31, 2002                              --        --        --        --        --        --

                                                                --------  --------  --------  --------  --------  --------
Balance, December 31, 2002                                           780  $      2      --        --       1,500  $      3
                                                                ========  ========  ========  ========  ========  ========

              SEDONA Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity
               (In Thousands, Except Share Data)

                                                           ----------------------------------------------------------------------
                                                             Common                      Additional                      Notes
                                                              Stock                       Paid-In      Accumulated    Receivable,
                                                             Shares         Amount        Capital        Deficit        Related
                                                                                                                        Parties
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1999                                  24,086,450             24        33,527        (33,071)           (53)
                                                           -----------    -----------   -----------    -----------    -----------

Stock warrants/options issued for consulting services             --             --             123           --             --
Issuance of preferred stock                                       --             --           4,491           --             --
Warrants issued in conjunction with preferred stock               --             --             550           --             --
Discount on preferred stock issuance                              --             --            (200)          --             --
Warrants issued in conjunction with debenture issue               --             --             472           --             --
Redemption of preferred stock with cash                           --             --          (1,725)          --             --
Conversion of preferred stock into Common Stock              1,431,626              2           139           --             --
Exercise of Common Stock options                               309,347           --             726           --             --
Exercise of Common Stock warrants                            2,938,501              3         6,001           --             --
Issuance of Common Stock                                     2,459,498              2         2,998           --             --
Expenses incurred related to issuance of preferred stock          --             --            (195)          --             --
Expenses incurred related to issuance of Common Stock             --             --            (210)          --             --
Preferred stock dividends                                         --             --            (889)          --             --
Repayment of notes receivable                                     --             --            --             --               53
Net loss, year ended December 31, 2000                            --             --            --          (10,682)          --
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2000                                  31,225,422             31        45,808        (43,753)          --
                                                           -----------    -----------   -----------    -----------    -----------

Stock warrants/options issued for consulting services             --             --             275           --             --
Warrants issued in conjunction with debenture issue               --             --             180           --             --
Conversion of debenture into Common Stock                    2,498,401              2         2,116           --             --
Exercise of Common Stock warrants                               56,666           --            --             --             --
Issuance of Common Stock                                     7,506,016              8         4,444           --             --
Common Stock issued for employee stock purchase plan            76,036           --              25           --             --
Expenses incurred related to issuance of Common Stock             --             --            (215)          --             --
Repricing of warrants                                             --             --              52           --             --
Preferred stock dividends                                         --             --             154           --             --
Net loss, year ended December 31, 2001                            --             --            --          (10,434)          --
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2001                                  41,362,541             41        52,839        (54,187)          --
                                                           -----------    -----------   -----------    -----------    -----------

Stock warrants/options issued for consulting services                                           148           --            --
Fair value of convertible feature of debt obligation                                            100           --            --
Conversion of debenture into Common Stock                      679,925              1           480           --
Exercise of Common Stock warrants                            2,693,307              3         1,236           --             --
Issuance of Common Stock                                     6,386,760              6         2,551           --             --
Common Stock issued for employee stock purchase plan           172,672           --              53           --             --
Expenses incurred related to issuance of Common Stock                                          (129)          --            --
Exercise of common stock options                                 5,992           --               7           --             --
Preferred stock dividends                                                        --             --            --             --
Net loss, year ended December 31, 2002                                                                      (6,001)
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2002                                  51,301,197             51        57,285        (60,188)          --
                                                           ===========    ===========   ===========    ===========    ===========

                SEDONA Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In Thousands)

                                                                                    Year ended December 31
                                                                           2002                2001                2000
                                                                     ---------------     ---------------     ---------------
Operating activities
Net loss from continuing operations                                           (6,001)    $       (10,434)    $       (10,826)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                   267                 382                 296
  Amortization                                                                 1,173               1,523               1,066
  Net loss on retirement of property, plant and equipment                         16                --                  --
  Provision for doubtful accounts                                               --                  --                   102
  Charge for employer 401(K) stock contribution                                   97
  Charge for note receivable                                                    --                   475
  Increase impairment reserve for cost investment                               --                  --                   140
  Option or warrant based compensation                                           148                 457                --
   Amortization of deferred financing fees and debt discount                       7                 656                 316
  Impairment loss on capitalized software                                        133               1,232                --
      Charge for employee stock award                                            189                --                  --
Changes in operating assets and liabilities:
  Restricted cash                                                                 51                 199                (488)
  Accounts receivable                                                            278                 235                (251)
  Prepaid expenses and other current assets                                      (21)                 19                 (94)
  Other noncurrent assets                                                         17                   6                 (30)
  Accounts payable and accrued expenses                                          576                 640                 527
  Deferred revenue and other                                                    (115)                (53)                538
                                                                     ---------------     ---------------     ---------------
Net cash used in continuing operating activities                              (3,185)             (4,663)             (8,704)

Net income (loss) from discontinued operations                                  --                  --                   144
Adjustments to reconcile loss from discontinued operations to net cash used by discontinued operations:
  Cash flow related to results of discontinued operations                       --                  --                  --
  Other reconciling items                                                       --                  --                   100
                                                                     ---------------     ---------------     ---------------
Net cash provided by/(used in) discontinued operations                          --                  --                   244
                                                                     ---------------     ---------------     ---------------
Net cash used in operating activities                                         (3,185)             (4,663)             (8,460)

Investing activities
Purchase of property and equipment                                              --                   (74)               (308)
Increase in equity investment                                                   --                  --                  (140)
Increase in notes receivable                                                    --                  (475)
Increase in capitalized software development costs                              --                (1,149)             (2,151)
                                                                     ---------------     ---------------     ---------------
Net cash provided/used in investing activities                                  --                (1,698)             (2,599)

Financing activities
Payment of preferred stock dividends                                            --                   (30)               (180)
Repayments of notes receivable, related parties                                 --                  --                    53
Repayments of long-term obligations                                              (57)               (105)                (98)
Proceeds from issuance of preferred stock, net                                  --                  --                 2,805
Repurchase of preferred stock for cash                                          --                  --                (2,246)
Proceeds from the issuance of Common Stock, net                                2,292               4,262               2,790
Proceeds from exercise of Common Stock warrants/options                        1,246                --                 6,731
Proceeds from issuance of short-term debenture and notes                        --                   248               2,500
Repayment of short-term debentures                                              (399)               (100)               --
                                                                     ---------------     ---------------     ---------------
Net cash provided by financing activities                                      3,082               4,275              12,355
                                                                     ---------------     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                            (103)             (2,086)              1,296
Cash and cash equivalents, beginning of year                                     103               2,189                 893
                                                                     ---------------     ---------------     ---------------
Cash and cash equivalents, end of year                               $             0     $           103     $         2,189
                                                                     ===============     ===============     ===============

See accompanying notes.

                       SEDONA Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)

                  Years ended December 31, 2002, 2001, and 2000

1. Accounting Policies

Description of Business

SEDONA Corporation is a software application and service provider that develops, markets and delivers Internet-based Customer Relationship Management (CRM) application solutions for the small to mid-sized financial services market. The Company's CRM solution, named Intarsia, provides financial services organizations with the ability to effectively identify, acquire, foster, and maintain loyal, profitable customers.

As of December 31, 2002, SEDONA has implemented an indirect sales distribution model, under which the Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of the Company's TPAP total solution or as a standalone offering.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses from continuing operations of approximately $6,001 and $10,434 during the years ended December 31, 2002 and 2001, respectively. If the TPAP do not distribute SEDONA's Intarsia product at sales levels projected, and the Company does not license its CRM technology to other TPAP's, the Company will require additional financing in 2003, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its current and future strategic alliances; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures as shown in 2002.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries, SEDONA(R)GeoServices, Inc., and Technology Resource Centers, Inc. During 1999, the Company sold the operations related to Tangent Imaging Systems, and Technology Resource Centers, Inc. The results from operations of these entities are reflected in the financial statements as discontinued operations for fiscal year 2000. All significant intercompany accounts and transactions have been eliminated.

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

                       SEDONA Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all unencumbered highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents, accounts receivable and notes receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts and notes receivable, is limited due to the Company's credit evaluation process. The Company does not generally require collateral from its customers. The Company's customers consist primarily of corporate entities.

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

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record impairment in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets. In 2002 the Company wrote-off $133 of capitalized software that was deemed impaired because a major component of the Company's software had been retired. The Company does not believe that the impact of the write-off of software will be significant to future operations.

                       SEDONA Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

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

During 2002, 2001, and 2000, the Company capitalized $0, $1,149, and $2,151, respectively, of software development costs related to the Company's Intarsia business application solution software. During 2002, 2001, and 2000, $1,173, $1,523, and $1,066 were charged to expense relating to amortization of software development costs.

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

Product License Revenue

Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable, and the fee is fixed or determinable. Although the Company's software product can be implemented on its customer's systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and the customer has accepted the software. Software installation is usually completed very shortly (e.g. less than 3 months) after the signing of the contract.

Through its strategic alliance partners, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner. The Company recognizes the royalty fee when it receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to the Company. As of December 31, 2002, no royalty revenue was recognized.

Services Revenue

Services revenues include professional services (primarily installation and training services) and maintenance revenue over periods not exceeding one year. Installation service revenue,

                       SEDONA Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


1. Accounting Policies (continued)

which consists of implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing and analysis, and testing and quality assurance, is accounted for as a separate element of a software arrangement.

Additionally, in certain circumstances, the Company may partner with third parties to implement its software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and the Company recognizes the license fee revenue component upon installation and acceptance by the customer.

     o Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Installation is usually completed in 100 hours or less. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

     o Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 2002, 2001, and 2000, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

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

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

1. Accounting Policies (continued)

Assumptions used in calculating the fair value of the options and warrants granted in 2002 are as follows:

         Life of warrants:                         3-10 years
         Volatility:                               1.21
         Vesting period:                           Immediate except in cases
                                                   of performance service levels
         Fair value of stock at date of grant:     $0.89
         Expected dividend yield:                  0%

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. Adoption of SFAS No. 144 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides guidance for entities that voluntarily change from the intrinsic value method of accounting for stock based compensation under ABP 25 to the fair value method of accounting under SFAS No. 123. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis.


Effective January 1, 2003, Sedona adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Adoption of SFAS No. 143 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.


Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") SFAS No. 146 addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value objective for initial measurement of the liability. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

2. Discontinued Operations

The Company's Board of Directors decided in July 1999 to sell the two divisions of the Company, Tangent Imaging Systems and Technology Resource Centers, which were not part of its realigned strategy of focusing on the development of its Internet application solutions business. Income from the discontinued operations was $144 for the year ended December 31, 2000.

3. Property and Equipment

Property and equipment consist of the following:

                                                                                                         December 31,
                                                                                                   2002                2001
                                                                                              ---------------     ---------------
         Machinery and equipment                                                              $         1,003     $         1,026
         Equipment under capital lease                                                                    227                 227
         Furniture and fixtures                                                                           152                 199
         Leasehold improvements                                                                            62                  64
         Purchased software for internal use                                                              193                 193
                                                                                              ---------------     ---------------
                                                                                                        1,637               1,709
         Less accumulated depreciation and amortization
                                                                                                        1,399               1,188
                                                                                              ---------------     ---------------
                                                                                              $           238     $           521
                                                                                              ===============     ===============

Depreciation and amortization expense related to property and equipment and equipment under capital lease was $267 in 2002. In addition the Company disposed of obsolete equipment, furniture and leasehold improvements during the year with a net book value of $16. Depreciation expense totaled $382 in 2001.

4. Long-Term Debt

Long-term debt consists of obligations with original maturities of one year or more, as follows:

                                                                                                            31-Dec
                                                                                                    2002                2001
                                                                                              ---------------     ---------------
        Note payable - CIMS acquisition Due 2003  (Note 16)                                   $           955     $           955
        Capital lease obligations (Note 11)                                                                67                 125
                                                                                              ---------------     ---------------
                                                                                                        1,022               1,080
        Less current maturities                                                                         1,010                  55
                                                                                              ---------------     ---------------
        Long-term debt                                                                        $            12     $         1,025
                                                                                              ===============     ===============


5. Convertible Debentures

On November 22, 2000, the Company issued a $3,000 private placement Debenture convertible into its Common Stock. The net proceeds were approximately $2,320, of which $2,246 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. The Debentures were originally due and payable 120 days from issuance or, at the Company's request, but could be extended for subsequent 30-day periods. The convertible Debentures bear interest quarterly in arrears on

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

5. Convertible Debentures (continued)

the outstanding principal at the rate of 5% per annum. Prior to maturity, the Debentures could be exercised at a strike price of $1.13 per share at any time the Common Stock price exceeds $2.00. In the event that the Debentures were not paid at the time of maturity, the actual purchase price of the convertible Debenture may be converted at the option of the holder at the lesser of $1.41 or 85% of the volume-weighted average price of the Company's Common Stock over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible Debenture, the Company also issued a warrant to the Debenture holders to purchase up to 400,000 shares of Common Stock at an exercise price of $1.37 and a fair value of $472, which was recorded as deferred financing costs. The Company also issued a warrant to purchase an additional 266,667 shares of Company Common Stock at the same exercise price, which were only exercisable if the convertible Debenture was not paid in full within 120 days of the original issuance. The Company also issued a warrant to purchase 167,576 shares of Common Stock at an exercise price of $1.13 to the placement agent for this transaction. The aggregate discount and debt issuance costs of $972 were accreted into interest expense over the 120-day life of the Debentures. At December 31, 2000, $316 had been recognized as interest expense, and the remaining amount was recognized as interest expense during 2001.

On March 22, 2001, the Company obtained an extension until April 22, 2001 related to this Convertible Debenture and on April 30, 2001 a further extension agreement was negotiated which extended maturity until January 2002 by increasing the interest prospectively to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. A charge of $52 has been recorded in the financial statements related to this repricing. Through December 31, 2001, $2,196 in principal value and interest of $49 regarding this debenture has been converted into 2,498,401 shares of Common Stock. In February, 2002, a restructuring agreement was finalized which retired this Debenture in its entirety by allowing for conversion of $400 in principal and payoff of accrued interest and remaining principal of $399 by cash payment of $50 at closing, and a promissory note of $349 payable in installments over the following 7 months to retire the remainder. As of December 31, 2002 the debenture was retired.

During the period September through October 2001, the Company sold 60-day notes with a face value of $248 and issued 124,000 four-year warrants at an exercise price of $0.40 per share to investors for an aggregate purchase price of $248. The Company allocated a fair value of $32 to the warrants, which was treated as a debt discount and an addition to additional paid in capital. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the Common Stock underlying the warrants and (b) six months from the issuance of the warrants. If not redeemed at maturity, these notes would become convertible into shares of Common Stock at a price of $0.20 per share at the option of the shareholder. At maturity, $100 of the aggregate $248 was paid off. The remaining $148 became convertible into 740 shares of Common Stock. Upon maturity of the note, the fair value of the Company's Common Stock was $0.67. Consequently, the intrinsic value of the conversion feature, capped at the face amount of the debt outstanding, or $148, was treated as a beneficial conversion feature and is reflected as additional interest expense and additional paid in capital. The $148 of notes remaining at December 31, 2002 is issued to the former Chairman of the Board.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

5. Convertible Debentures (continued)

Material Investor
As described below, during the period December 2002 and March 2003, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 29% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors.

In December 2002, the Company issued an 8% convertible debenture and received proceeds of $100. The debenture matures on December 5, 2003 and is convertible at any time at the option of the holder into 1,000,000 shares of Common Stock until that date. The Company accounted for the value of the conversion feature of this note, which was limited to the amount of aggregate proceeds received of $100, as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense. As of December 31, 2002, $7 has been accreted into interest expense.

In January 2003, the Company issued an 8% convertible debenture and received proceeds of $120. The debenture matures on January 5, 2004 and is convertible at any time at the option of the holder into 2,000,000 shares of Common Stock until that date.

Also in January 2003, the Company received $700 in the form of a $100 convertible debenture and a $600 promissory note, each bearing interest at a rate of 7%, and which both mature on January 15, 2004. The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock.

In March 2003, the Company received $500 in the form of a $400 promissory note and a $100 convertible debenture, with terms similar to those of the January investment, and maturing in March 2004, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 convertible debenture is convertible into 10,000,000 shares of Common Stock.

In addition, a finder will receive a total of 1,610,000 warrants at a price of $0.40 per share and a fair value of $327, for the above December 2002 through March 2003 transactions as well as have a prior warrant issued to purchase 150,000 shares repriced from $1.50 per share to $0.10 per share in lieu of cash.

The Company accounted for the value of the conversion feature of these transactions, which was limited to the amount of aggregate proceeds received of $1,320, as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense.

6. Stockholders' Equity

Class A Convertible Preferred Stock

Series A, B F, G and H

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

On May 24, 1999, the Company entered into a $1.0 million private placement purchase agreement for the issuance of 1,000 shares, 8% dividend Class A Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to Common Stock at the lower of: 1) $1.41 (the "Closing Price"), or 2) 100% of the Common Stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing using the conversion terms referenced above. During 2000, 220 shares of Class A Series F convertible preferred stock and the related accrued dividends payable of $24 were converted into 172,500 shares of Common Stock.

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

In conjunction with the CIMS acquisition transaction completed in April 2000 (see Note 16 below), 1,500 shares of Class A Series H preferred stock with a face value of $1,500 (book value $1,300) were issued as part of the transaction consideration. The series H preferred stock yields 8% in semi-annual cash dividends, when declared, and is convertible at the Company's option for the first 33 months of its 36-month life.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Additionally, there are undeclared dividends on the Series F and G preferred stock. Cumulative but undeclared dividends at December 31, 2002 equaled $240, $225, and $270, respectively, for the Series A, F, and G preferred stock. In 2001, the Company paid $30 of dividends and reversed $154 of previously accrued but undeclared dividends.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

Common Equity

From January through February 28, 2002, the Company sold 1,440,000 shares of Common Stock and issued four-year warrants to purchase 720,000 shares of Common Stock at exercise prices ranging from $0.50-$1.50 per share to sixteen investors in private placements for an aggregate gross purchase price of $720. Additional shares and warrants may be issued to these investors if, within 60 days following the closing of their investments, the Company issues any shares of its Common Stock at prices below the price at which the investors purchased their shares. These shares may generally not be resold or otherwise transferred until
(a) the shares are registered and (b) the earlier of (x) 180 days after the issuance of the shares and (y) the close of the fifth consecutive trading day on which the closing sales price of Common Stock is at least $2.00 per share. The shares underlying the warrants may generally not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the Common Stock underlying the warrants and (b) six months from the issuance of the warrants. The Company paid a $42 sales commission and issued warrants purchasing 91,350 shares of Common Stock at exercise prices ranging from $0.69 to $0.93 per share to finders in connection with this offering.

In February 2002, a restructuring agreement was finalized with the holder of a private placement debenture convertible into Common Stock, which retired the debenture in its entirety by allowing for conversion of 679,925 shares of Common Stock with a principal value of $400 and payoff of accrued interest and remaining principal of $399 by cash payment of $50 at closing, and a promissory note of $349 payable installments over the following seven months to retire the remainder of the principal.

During March 2002, the Company issued 60,000 shares of Common Stock at an exercise price of $0.50 in exchange for making a cash payment to a vendor for $30,000. The Company also issued 130,148 shares valued at $0.68 per share, to Directors to fully satisfy cash payments owed of $89 for certain services rendered.

In March 2002, the Company also issued 1,259,461 shares of Common Stock through a negotiated partial exercise of outstanding warrants for proceeds of $554 after payment of $31 to a finder and issuance of 25,784 warrants at an exercise price of $0.89. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at exercise prices ranging from $2.25 to $4.00 per share. After considering the working capital needs of the Company, the Company negotiated with the warrant holders to permit exercise of the warrants at exercise prices ranging from $0.50 to $0.55 per share.

During April 2002, the Company issued 400,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.625 per share to an investor for an aggregate purchase price of $250. The Company paid a $13 sales commission and issued warrants to purchase 28,000 shares of Common Stock at an exercise price of $1.24.

During April 2002, the Company issued 159,838 shares of Common Stock for exercise of options and warrants for proceeds of $146. Also during April 2002, the Company realized $38 in proceeds from issuance of 119,465 shares of Common Stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


6. Stockholders' Equity (continued)

During May and June 2002, the Company issued 23,400 shares of Common Stock with a value of $30 to an investment bank for advisory services in lieu of cash payment.

During June and July 2002, the Company sold 899,280 shares of Common Stock in a private placement and issued four-year warrants to purchase 449,640 shares of Common Stock at an exercise price of $0.556 per share to an investor for an aggregate purchase price of $500. The Company paid a $25 sales commission and issued warrants to purchase 62,950 shares of

Common Stock at exercise prices ranging from $0.51 to $0.78 per share to a finder in connection with this offering.

During July 2002 and pursuant to the Company's employee 401(K) plan, 122,852 shares of Common Stock valued at $97 were granted to employees as matching contributions of Common Stock made by the Company, at the direction of the Company's Board of Directors. This action related to rewards for calendar year 2001. Also during July 2002, a vendor exercised warrants to purchase 80,000 shares of Common Stock for an aggregate price of $1. These warrants had been granted to the vendor in settlement of a contract dispute in lieu of the Company making cash payment.

During August 2002, the Company sold 500,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.35 per share to an investor for an aggregate purchase price of $175. The Company paid a $9 sales commission and issued a warrant to purchase 35,000 shares of Common Stock at an exercise price of $0.45 per share to a finder in connection with this offering.

Also during August 2002, the Company issued 1,000,000 shares of previously registered Common Stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby it realized net proceeds of $400. As part of this exchange program, 1,000,000 replacement warrants were issued at an exercise price of $0.60. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at exercise prices ranging from $0.62 to $1.02 per share. After considering needs for working capital, the Company negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.40 per share.

During September 2002, the Company sold 750,000 shares of Common Stock in a private placement and issued four-year warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.30 per share to an investor for an aggregate purchase price of $225. The Company paid a sales commission of $11 and issued a warrant to purchase 52,500 shares of Common Stock at an exercise price of $0.42 per share to a finder in connection with this offering.

During October 2002, the Company issued 200,000 shares of previously registered Common Stock through a negotiated exercise of outstanding warrants associated with earlier financings with investors whereby the Company realized net proceeds of $40. As part of the exchange program, 200,000 replacement warrants were issued at an exercise price of $0.60. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at an exercise price of $0.96. After considering needs for working capital, the Company

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

6. Stockholders' Equity (continued)

negotiated with the warrant holders to permit exercise of the warrants at an exercise price of $0.20 per share.

Also during October 2002, the Company realized $16 in proceeds from issuance of 53,207 shares of Common Stock pursuant to employee purchases of shares under the Employee Stock Purchase Plan.

In November 2002, the Company authorized issuance of 861,080 shares of its Common Stock to certain of it employees as a stock bonus. The Company expensed the issuance of $189 based on the fair value of the shares on the date of the grant.

In December 2002, the Company issued 1,200,000 shares of its Common Stock to a former employee in settlement of a dispute regarding contract termination, of which 400,000 shares of Common Stock have been assigned to his attorney. This fully satisfies, subject to certain registration rights, an obligation recognized in the third quarter of 2002 in this matter for $469 related to an October 17, 2002, Court of Common Pleas of Montgomery County, Pennsylvania judgment.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

7. Stock Options and Warrants

Long-Term Incentive Plans

During 2000, the Stockholders of the Company approved the 2000 Incentive Stock Option Plan (the "2000 Plan"). This plan has replaced the 1992 Long-Term Incentive Plan (the "1992 Plan") under which no further options will be issued. Significant provisions of the 2000 Plan include: reserving 15% of the outstanding shares for awards that may be outstanding at any one time, rather authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees.

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between May 2003 and July 2012. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


7. Stock Options & Warrants (continued)

                                                                                                                 Weighted Average
                                                                                                  Shares          Exercise Price


Outstanding at December 31, 1999                                                                    2,164,671     $          2.19
Canceled or expired                                                                                  (165,499)               2.75
Granted                                                                                               807,000                3.58
Exercised                                                                                            (309,347)               2.58
                                                                                              ---------------     ---------------

Outstanding at December 31, 2000                                                                    2,496,825     $          2.59
Canceled or expired                                                                                  (687,500)               2.91
Granted                                                                                             2,169,232                1.03
Exercised                                                                                                --                  --
                                                                                              ---------------     ---------------

Outstanding at December 31, 2001                                                                    3,978,557     $          1.69
Canceled or expired                                                                                  (458,008)               2.60
Granted                                                                                               212,500                0.73
Exercised                                                                                              (5,992)               1.03
                                                                                              ---------------     ---------------

Outstanding at December 31, 2002                                                                    3,727,057     $          1.63

                                                                                          Exercise Price     Weighted Average
                                                                         Options         Range Per Share      Exercise Price
                                                                     ---------------     ---------------     ---------------
Exercisable at year-end

2000                                                                       1,143,381      $1.16 to $9.13     $          2.66
2001                                                                       2,104,027      $0.72 to $6.00     $          1.79
2002                                                                       2,933,875      $0.39 to $6.00     $          1.66

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                                Ranges                                   Total
                                                        -------------------------------------------------------     ---------------
Range of exercise prices                                  0.39 to $1.16      $1.35 to $2.25      $2.35 to $6.00      $0.72 to $6.00
                                                        ---------------     ---------------     ---------------     ---------------
Options outstanding                                           2,034,232             892,750             800,075           3,727,057
Weighted average remaining
contractual life (years)                                            5.8                 4.4                 4.7                 5.3
Weighted average exercise
price                                                   $          0.98     $          1.71     $          3.21     $          1.63
Exercisable                                                   1,583,644             625,719             724,512           2,933,875
Weighted average exercise
price                                                   $          0.97     $          1.68     $          3.16     $          1.66


Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase Common Stock at prices ranging from $0.30 to $5.04 per share and expiring between March 2003 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


7. Stock Options and Warrants (continued)

                                                                                                  Shares         Weighted Average
                                                                                                                  Exercise Price
                                                                                              ---------------     ---------------

Outstanding at December 31, 1999                                                                    9,529,436     $          2.58
Canceled or expired                                                                                  (470,377)               1.74
Granted                                                                                               524,122                3.08
Exercised                                                                                          (2,938,501)               2.04
                                                                                              ---------------     ---------------

Outstanding at December 31, 2000                                                                    6,644,680     $          2.94
Canceled or expired                                                                                  (863,368)               3.91
Granted                                                                                             8,708,437                1.09
Exercised                                                                                             (56,666)               0.00
                                                                                              ---------------     ---------------

Outstanding at December 31, 2001                                                                   14,433,083     $          1.75
Canceled or expired                                                                                  (917,132)    $          1.03
Granted                                                                                             4,275,224     $          0.57
Exercised                                                                                          (2,693,307)    $          0.46
                                                                                              ---------------     ---------------

Outstanding at December 31, 2002                                                                   15,097,868     $          1.34

                                                                                         Exercise Price      Weighted Average
                                                                     Warrant Shares      Range Per Share      Exercise Price
                                                                     ---------------     ---------------     ---------------
Exercisable at year-end
2000                                                                       5,713,757      $1.16 to $5.04     $          3.02
2001                                                                      12,922,971      $0.40 to $5.04     $          1.75
2002                                                                      13,960,095      $0.30 to $5.04     $          1.30

During 2002, 160,000 warrants were issued to non-employees for certain consulting services. The Company established fair value of the warrants issued using the measurement criteria at the date of grant, as outlined below.

         Assumptions used:
         Life of warrants:                         3-10 years
         Volatility:                               1.21
         Vesting period:                           Immediate except in cases
                                                   of performance service levels
         Fair value of stock at date of grant:     $0.89
         Expected dividend yield:                  0%
         Fair value of warrant:                    $0.24

The following table summarizes information about Common Stock warrants outstanding at December 31, 2002:

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


                                                                                Ranges                                    Total
                                                        -------------------------------------------------------     ---------------
Range of exercise prices                                 $0.30 to $1.25       1.31 to $2.25      $2.38 to $5.04      $0.30 to $5.04
Outstanding                                                   9,521,959           3,488,829           2,087,080          15,097,868
Weighted average remaining                                          3.8                 3.7                 3.8                 3.8
 contractual life (years)
Weighted average exercise price                         $          0.81     $          1.71     $          3.13     $          1.34
Exercisable                                                   8,967,609           3,095,079           1,897,407          13,960,095
Weighted average exercise price                         $          0.80     $          1.65     $          3.12     $          1.30

The Company estimates the fair value of each Common Stock option and warrant to purchase Common Stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 respectively: no dividends paid for all years; expected volatility of 1.21% all periods; risk-free interest rates range from 2.4% to 5.1%, expected lives range from 1.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options granted are as follows:

                                                                                     Year Ended December 31
                                                                           2002               2001                2000

Stock options                                                        $          0.38     $          0.72     $          3.19


During 2002, there were a total of 218,350 Common Stock options and warrants with exercise prices ranging from $0.39 to $0.83 per share granted to Employees and Directors of the Company. The exercise prices of these options and warrants equaled the fair market value or more of the Common Stock at the time of such grants. Additionally, 4,115,224 warrants were issued related to investors, as described in Note 6, to 2002 debt and equity offerings.

In accordance with SFAS 123, the estimated fair value of the Company's options and warrants should be amortized over the vesting period. Had this expense been charged to operations, the Company's pro-forma net loss and net loss per common share would have been as follows:

                                                                                    Year Ended December 31
                                                                          2002                2001                2000
                                                                     ---------------     ---------------     ---------------
Net loss
  As reported                                                        $        (6,001)    $       (10,434)    $       (10,682)
  Pro forma                                                          $        (7,448)    $       (11,946)    $       (11,235)
Net loss applicable to
  common shares
As reported                                                          $         (0.13)    $         (0.28)    $          (.42)
Pro forma                                                            $         (0.16)    $         (0.32)    $          (.44)

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


7. Stock Options and Warrants (continued)

Options to Directors and Officers

Included in the options and warrants granted above are the following:

During 2002, 213,350 options and warrants of the Company's Common Stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the Common Stock on the grant date at a weighted average exercise price of $0.75 per share, expiring no later than February 2012. As of December 31, 2002, none of these options or warrants were exercised.

During 2001, 2,448,232 options and warrants of the Company's Common Stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the Common Stock on the grant date at a weighted average exercise price of $0.99 per share, expiring no later than January 2011. As of December 31, 2002, none of these options or warrants were exercised.

During 2000, 117,500 options of the Company's Common Stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the Common Stock on the grant date at an exercise price of $3.16 per share, expiring on January 3, 2010. As of December 31, 2002, none of these options was exercised.

Shares reserved for future issuance of Common Stock approximate 19,800,000 of December 31, 2002.

8. Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 and $1,500 in 2002 and 2003, respectively.

On October 17, 2002, the Court of Common Pleas of Montgomery County, Pennsylvania, rendered a judgment for a former employee for $361 plus interest for a total amount of $469, which was recorded during the quarter ended September 30, 2002. This suit had originally been commenced in March 1998 for alleged termination of contract. In December 2002, a settlement was reached wherein the judgment would be satisfied by the issuance of 1,200,000 shares of the Company's Common Stock, and certain related registration rights. The aggregate charge to the Company was $276, and resulted in a reduction of $193 to the previously recorded charge. This reduction was recorded in the 4th quarter 2002.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


9. Related Party Transactions

The Company incurred consulting and commission expenses, and out-of-pocket expenses of $75, $245, and $42, for the years ended December 31, 2002, 2001, and 2000, respectively, to certain of its Directors and to an organization whose President is a Director of the Company.

10. Profit Sharing Plan

Starting in fiscal year 1999, a 401(k) Plan was made available to all eligible SEDONA employees, but there were no contribution matches by the Company.

During 2001, the plan was modified to allow the Board of Directors to consider, on an annual basis, a discretionary match for the Plan participants in the form of Company stock at a rate of up to 50% of employee contribution but not in excess of 3% of employee base compensation. At the February 2002 Board meeting, a decision was made to make such a match with regards to the 2001 contributions, which match was valued at $97 and resulted in the issuance of 122,852 shares to participants, valued at the year end closing price of $0.79.

11. Commitments

The Company has employment agreements with certain key employees, which expired at various dates through 2002. The agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least three month prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.

The Company leases certain office equipment under various noncancelable operating and capital lease arrangements, which expire from 2002 to 2004. In August 2000, the Company entered into a long-term operating lease agreement commencing in October 2000, for office space in King of Prussia, Pennsylvania. The lease was terminated in December 2002. The Company entered into a new lease for its corporate headquarters in December 2002, which commenced January 1, 2003 for a three-year term. In April 2000, the Company entered into a long-term operating lease agreement in Bloomington, Minnesota. Future minimum lease payments under these lease obligations consist of the following:

            2003                                    $      206
            2004                                    $       77
            2005                                    $       77
            2006                                            -
            2007                                            -
            Thereafter                                      -
                                                    ----------
            Total minimum lease payments            $      360
                                                    ==========

Rent expense for 2002 was $815 which includes a $42 charge associated with the sublease of the MN facility and a charge of $134 associated with the termination of the Company's former office space in King of Prussia, PA as fully described in Item 2 - Description of Property, above. Rent expense for 2001 was $673.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


11. Commitments (continued)

Future minimum lease payments under capital lease obligations consist of the following:

                        Year ending December 31:                      Capital
           -------------------------------------------------------------------
           2003                                                      $      63
           2004                                                             13
           2005                                                           --
           2006                                                           --
                                                                     ---------
           Total minimum lease payments                              $      76
           Less amount representing interest                                (9)
                                                                     ---------
           Present value of net minimum capital lease payments       $      67
                                                                     =========


12. Other Accrued Liabilities

Other accrued liabilities comprise the following:

                           Year ending December 31:                       2002         2001
           ---------------------------------------------------------   ----------   ---------
           Accrued payroll, benefits and severance                     $      533   $     158
           Accrued rent                                                       281          32
           Accrued fees to Directors for professional services                199         --
           Note payable, general insurance                                    213         257
                                                                       ----------   ---------
           Total                                                       $    1,226   $     447

Included in accrued rent is November and December 2002 rent of $102, a lease loss accrual of $134 related to the early termination of the Company's King of Prussia leased facility, and $42 lease liability associated with the sublease of the Company's Minnesota facility.

Included in accrued payroll, benefits and severance is $ 395 related to certain employees that were terminated before December 31, 2002, but which were given severance packages. This amount will be paid through September 2003.

13. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses for the years ended December 31, 2002, 2001 and 2000.

At December 31, 2002 and 2001 the Company had a recorded deferred tax asset of $20.8 million and $19.7 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)


13. Income Taxes (continued)

At December 31, 2002 and 2001, the Company had approximately $54.3 million and $50.5 million, respectively, in federal net operating loss carryforwards that expire in various years beginning in 2002 through 2021. Additionally, the Company has approximately $36.6 million and $26.2 million, respectively, of state net operating loss carryforwards that expire in various years beginning in 2005 through 2010.

The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code section 382. Such limitation may have an impact on the ultimate realization and timing of this net operating loss carryforwards.

14. Supplemental Disclosures of Cash Flow Information

                                                                                      Year Ended December 31
                                                                           2002               2001                2000
                                                                     ---------------     ---------------     ---------------
Cash paid during the year for interest                               $            45     $             2     $            27
Cash expenses incurred relative to                                               130                 215                 405
issuance of stock
Conversion of preferred stock                                                   --                    49                 139
dividends and debenture interest into
Common stock
Conversion of preferred stock                                                    399               2,196               1,499
debenture to Common Stock
Fixed asset purchases through                                                   --                    75                  65
assumption of capital lease obligation


15. Major Customer Transactions

As of December 2002, SEDONA sold its existing customer base to Fiserv Customer Contact Solutions, allowing the Company to focus on its end user indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line.

Two alliance partners accounted for fifty-two percent of sales in 2002. No single customer accounted for more than 10% of sales in 2001.

16. 2000 CIMS Purchase

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350, $1,300 (with face value of $1,500) of which was paid in preferred stock, $1,000 of which will be paid by the third anniversary of the transaction, and the remainder of $1,500 will be paid contingent on the future performance of the business unit acquired. The additional costs will be amortized over the remaining life of the original capitalized software acquired, which had an original life of 3 years. In addition, 247,934 five-year warrants valued at $550 with an exercise price of $3.025 per share were issued in connection with this transaction. The series H preferred stock issued as part of the

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)



16. 2000 CIMS Purchase (continued)

transaction yields 8% and is convertible (based on the fair market value of the Company's stock) into Common Stock at the Company's option for the first 33 months of the 36-month life.

In the third quarter of 2001, the Company wrote off $1.2 million of the purchased software acquired in the CIMS acquisition.

17.  Subsequent Events

In January 2003, three of the Company's Directors agreed to convert certain of their cash obligations from the Company, which are included in accrued expenses and other current liabilities in the December 31, 2002 Consolidated Balance Sheet, to be paid in Company Stock. In total, an aggregate of up to 1,320,854 shares may be issued in this regard for $211 in obligations.

In January 2003, the Company executed an agreement that pledged all of the Company assets as collateral to the David Vey convertible debt obligations that were issued in the 4th quarter 2002 and the 1st quarter 2003 (see Note 5 - Convertible Debentures). In addition, the Company intends to provide a secondary collateral lien of the Company's assets to its former Chairman as collateral for it outstanding loan of $148.

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

10.32 Disbursement Agreement between the Company and ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.32)

10.33 Promissory Note payable to the Company by ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.34)

10.32 Security Agreement between the Company and ZipFinancial.com, Inc. dated December 29, 2000. (8) (Exhibit 10.32)

10.35    Warrant issued to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit
         10.35)

10.39 Form of Common stock and Warrants Purchase Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.1)

10.40 Form of Registration Rights Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors' signatory thereto. (12) (Exhibit 10.2)

10.38 Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.41 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of Common Stock and notes. (12) (Exhibit 10.4)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.

10.40    Agreement for purchase of assets of Lead Factory, Inc. dated March 29,
         2002.

23.1*    Consent of Ernst & Young LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

99.1 Statement Under Oath of the Company's Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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