Form 10-K/A
period 2002-12-31
SEDONA CORP
filed 2003-04-16
CIK 764843

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

Sales and Marketing

SEDONA's sales distribution strategy is focused on an indirect sales channel model, under which the Company licenses or resells its technologies to financial services' solution providers. In order to achieve this objective, the Company has a dedicated number of business development and strategic alliances personnel who are responsible for leveraging existing and developing new OEM (original equipment manufacturer) and VAR (value added resellers) distribution channel partnerships for selling the Company's Intarsia technology. These alliances include:

o   Technology Licensing and Reseller Partnerships:
    During 2002, SEDONA signed technology license and reseller agreements with leading software providers for the financial services market, including Fiserv, Inc., Sanchez Computer Associates, Inc., Open Solutions Inc., and Financial Services Inc. (FSI). In 2003 the Company signed technology agreements with American International Group, (AIG Technologies) and Connecticut Online Computer Center, Inc. (COCC). Under these agreements, the Company is paid royalty fees for every sale of its technology whether as a component of its partner's total solution or as a standalone offering. SEDONA also collects additional royalties for every customer order maintenance contract using its technology, as a component of its partner's total solution or as a standalone offering.

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

SEDONA's technology's key competitors currently are John Harland Company, Harte-Hanks, Jack Henry and Associates and Centrax Group product offerings. Harland has historically been primarily a provider of checks and other financial forms to financial institutions. Harte-Hanks is primarily focused on CRM and Internet marketing of response management in many different market areas. Centrax is a private vendor primarily focused on low cost solutions in the financial services business. The Company believes that it maintains superior product capabilities that provide a fully integrated, robust CRM system in contrast to the generally older technologies of its principal competitors. Also, CRM is SEDONA's only business and its focus on the financials services industry enables it to maintain a strong reputation in this vertical market.

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

During March 2002, the Company issued 60,000 shares of Common Stock at an exercise price of $0.50 in exchange for making a cash payment to a vendor for $30. The Company also issued 130,148 shares valued at $0.68 per share, to Directors to fully satisfy cash payments owed of $89 for certain services rendered. In March 2002, the Company also issued 1,259,461 shares of Common Stock through a negotiated partial exercise of outstanding warrants for proceeds of $554 after payment of $31 to a finder and issuance of 25,784 warrants at an exercise price of $0.89. The outstanding warrants originally permitted the holders to acquire shares of Common Stock at exercise prices ranging from $2.25 to $4.00 per share. After considering the working capital needs of the Company, the Company negotiated with the warrant holders to permit exercise of the warrants at exercise prices ranging from $0.50 to $0.55 per share.

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

Material Investor
As described below, during the period December 2002 and March 2003, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 32% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors.

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

Operating Expenses
Total operating expenses decreased to $6,675 in the year ended December 31, 2002 from $7,638 in the year ended December 31, 2001 reflecting principally savings from staff reductions, offset by a charge to expense of $276 to settle a judgment against the Company by a former employee and a charge of $189 reflecting a stock bonus given to employees for delinquent payrolls that were not paid in a timely manner. Additionally, 2001 included a $475 write-off of a note receivable. Research and development costs increased by $844 due to the ceasing of capitalizing software development costs in 2002. Total operating expenses decreased to $7,638 in the year ended December 31, 2001 from $9,610 in the year ended December 31, 2000, reflecting cost control measures, principally from two reductions in force in February and September of 2001 which reduced the full time employee count from 66 at the end of 2000 to 39 at the end of 2001. Included in the 2001 operating expenses are $373 of costs associated with this reduction in workforce and the write-off of an investment in ZipFinancial.com of $475.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         See "Financial Risk Management" in Item 7, "Management's Discussion and Analysis".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         See Index on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE
         REGISTRANT

The following table sets forth-certain information regarding the Directors, Executive Officers and Key Employees of the Company.

         Name                        Age      Position
         ----                        ---      --------

         DIRECTORS AND EXECUTIVE
         OFFICERS

         Laurence L. Osterwise       55       Chairman of the Board, (1)

         R. Barry Borden             63       Vice Chairman of the Board, (2)

         Marco A. Emrich             50       CEO, President, CFO and Director+

         Michael A. Mulshine         63       Secretary and Director

         Victoria V. Looney          45       Director*+

         Jack Pellicci               64       Director+

         James C. Sargent            87       Director*

         Robert M. Shapiro           57       Director*

         James. T. Womble            59       Director

         David R. Vey                50       Director

         * Denotes Audit Committee members
         + Denotes Compensation Committee members
         1 Resigned effective January 1, 2003
         2 Resigned effective January 31, 2003

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

-------------------------------------------------------------------------------------------------------
Name of Beneficial                                Amount and Nature of           Percent of Class
Owner                                             Beneficial Ownership
-------------------------------------------------------------------------------------------------------
Marco Emrich                              1,209,108               (1)                  1.46%
-------------------------------------------------------------------------------------------------------
Victoria V. Looney                            -                                          *
-------------------------------------------------------------------------------------------------------
Michael A. Mulshine                       1,963,669               (1)                  2.37%
-------------------------------------------------------------------------------------------------------
Jack Pellicci                               242,868               (1)                    *
-------------------------------------------------------------------------------------------------------
James C. Sargent                            387,443               (1)                    *
-------------------------------------------------------------------------------------------------------
Robert M. Shapiro                           164,309               (1)                    *
-------------------------------------------------------------------------------------------------------
David R. Vey                             26,848,920               (2)                  32.44%
-------------------------------------------------------------------------------------------------------
James T. Womble                             137,324               (1)                    *
-------------------------------------------------------------------------------------------------------
All Executive Officers and               30,953,641                                    37.40%
Directors as a group, (8 persons)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (continued)

*    Owner holds less than 1% of the class.

(1) Unless otherwise, indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants:

          Mr. Emrich - 336,262 options and 872,846 warrants
          Mr. Mulshine - 286,080 options and 1,282,250 warrants
          Mr. Sargent - 278,705 options
          Mr. Pellicci - 186,544 options
          Mr. Shapiro - 122,250 options
          Mr. Womble - 116,000 options


(2) Six percent (6%) of these shares are issuable upon exercise of warrants at prices ranging from $0.30 to $0.566 per share.

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

10.38 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of Common Stock and notes. (12) (Exhibit 10.4)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.

10.40    Agreement for purchase of assets of Lead Factory, Inc. dated
         March 29, 2002.

10.42*   Convertible note dated December 6, 2002

10.43*   Convertible note dated January 3, 2003

10.44*   Convertible note dated January 10, 2003

10.45*   Promissory note dated January 10, 2003

10.46*   Convertible note dated March 13, 2003

10.47*   Convertible note dated March 13, 2003

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

April 16, 2003                            /S/ Marco A. Emrich
--------------                            -------------------
DATE                                      Marco A. Emrich
                                          CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



Signatures
----------


BY /S/   Marco A. Emrich                                Date    April 16, 2003
         -----------------------------------------      ------------------------
         President, Chief Executive Officer, Chief
         Financial Officer and Director

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         Victoria V. Looney
         Director

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         Michael A. Mulshine
         Director and Secretary

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         Jack Pellicci
         Director

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         James C. Sargent
         Director

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         Robert M. Shapiro
         Director

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         David R. Vey
         Director

BY /S/   *                                              Date    April 16, 2003
         -----------------------------------------      ------------------------
         James T. Womble
         Director


   * By: /S/   Marco A. Emrich
         -----------------------------------------
         Attorney-in-Fact

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
                                                                ========  ========  ========  ========  ========  ========

              SEDONA Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity
               (In Thousands, Except Share Data)

                                                           ----------------------------------------------------------------------
                                                             Common                      Additional                      Notes
                                                              Stock                       Paid-In      Accumulated    Receivable,
                                                             Shares         Amount        Capital        Deficit        Related
                                                                                                                        Parties
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1999                                  24,086,450             24        33,527        (33,071)           (53)
                                                           -----------    -----------   -----------    -----------    -----------

Stock warrants/options issued for consulting services               --             --           123             --             --
Issuance of preferred stock                                         --             --         4,491             --             --
Warrants issued in conjunction with preferred stock                 --             --           550             --             --
Discount on preferred stock issuance                                --             --          (200)            --             --
Warrants issued in conjunction with debenture issue                 --             --           472             --             --
Redemption of preferred stock with cash                             --             --        (1,725)            --             --
Conversion of preferred stock into Common Stock              1,431,626              2           139             --             --
Exercise of Common Stock options                               309,347             --           726             --             --
Exercise of Common Stock warrants                            2,938,501              3         6,001             --             --
Issuance of Common Stock                                     2,459,498              2         2,998             --             --
Expenses incurred related to issuance of preferred stock            --             --          (195)            --             --
Expenses incurred related to issuance of Common Stock               --             --          (210)            --             --
Preferred stock dividends                                           --             --          (889)            --             --
Repayment of notes receivable                                       --             --            --             --             53
Net loss, year ended December 31, 2000                              --             --            --        (10,682)            --
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2000                                  31,225,422             31        45,808        (43,753)            --
                                                           -----------    -----------   -----------    -----------    -----------

Stock warrants/options issued for consulting services               --             --           275             --             --
Warrants issued in conjunction with debenture issue                 --             --           180             --             --
Conversion of debenture into Common Stock                    2,498,401              2         2,116             --             --
Exercise of Common Stock warrants                               56,666             --            --             --             --
Issuance of Common Stock                                     7,506,016              8         4,444             --             --
Common Stock issued for employee stock purchase plan            76,036             --            25             --             --
Expenses incurred related to issuance of Common Stock               --             --          (215)            --             --
Repricing of warrants                                               --             --            52             --             --
Preferred stock dividends                                           --             --           154             --             --
Net loss, year ended December 31, 2001                              --             --            --        (10,434)            --
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2001                                  41,362,541             41        52,839        (54,187)            --
                                                           -----------    -----------   -----------    -----------    -----------

Stock warrants/options issued for consulting services               --             --           148             --             --
Fair value of convertible feature of debt obligation                --             --           100             --             --
Conversion of debenture into Common Stock                      679,925              1           480             --             --
Exercise of Common Stock warrants                            2,693,307              3         1,236             --             --
Issuance of Common Stock                                     6,386,760              6         2,551             --             --
Common Stock issued for employee stock purchase plan           172,672             --            53             --             --
Expenses incurred related to issuance of Common Stock               --             --          (129)            --             --
Exercise of common stock options                                 5,992             --             7             --             --
Preferred stock dividends                                           --             --            --             --             --
Net loss, year ended December 31, 2002                              --             --            --         (6,001)            --
                                                           -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2002                                  51,301,197             51        57,285        (60,188)            --
                                                           ===========    ===========   ===========    ===========    ===========

                SEDONA Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In Thousands)

                                                                                    Year ended December 31
                                                                           2002                2001                2000
                                                                     ---------------     ---------------     ---------------
Operating activities
Net loss from continuing operations                                           (6,001)    $       (10,434)    $       (10,826)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                   267                 382                 296
  Amortization                                                                 1,173               1,523               1,066
  Net loss on retirement of property, plant and equipment                         16                  --                  --
  Provision for doubtful accounts                                                 --                  --                 102
  Charge for employer 401(K) stock contribution                                   97                  --                  --
  Charge for note receivable                                                      --                 475                  --
  Increase impairment reserve for cost investment                                 --                  --                 140
  Option or warrant based compensation                                           148                 457                  --
   Amortization of deferred financing fees and debt discount                       7                 656                 316
  Impairment loss on capitalized software                                        133               1,232                  --
      Charge for employee stock award                                            189                  --                  --
Changes in operating assets and liabilities:
  Restricted cash                                                                 51                 199                (488)
  Accounts receivable                                                            278                 235                (251)
  Prepaid expenses and other current assets                                      (21)                 19                 (94)
  Other noncurrent assets                                                         17                   6                 (30)
  Accounts payable and accrued expenses                                          576                 640                 527
  Deferred revenue and other                                                    (115)                (53)                538
                                                                     ---------------     ---------------     ---------------
Net cash used in continuing operating activities                              (3,185)             (4,663)             (8,704)

Net income (loss) from discontinued operations                                    --                  --                 144
Adjustments to reconcile loss from discontinued operations to net cash used by discontinued operations:
  Cash flow related to results of discontinued operations                         --                  --                  --
  Other reconciling items                                                         --                  --                 100
                                                                     ---------------     ---------------     ---------------
Net cash provided by/(used in) discontinued operations                            --                  --                 244
                                                                     ---------------     ---------------     ---------------
Net cash used in operating activities                                         (3,185)             (4,663)             (8,460)

Investing activities
Purchase of property and equipment                                                --                 (74)               (308)
Increase in equity investment                                                     --                  --                (140)
Increase in notes receivable                                                      --                (475)
Increase in capitalized software development costs                                --              (1,149)             (2,151)
                                                                     ---------------     ---------------     ---------------
Net cash provided/used in investing activities                                    --              (1,698)             (2,599)

Financing activities
Payment of preferred stock dividends                                              --                 (30)               (180)
Repayments of notes receivable, related parties                                   --                  --                  53
Repayments of long-term obligations                                              (57)               (105)                (98)
Proceeds from issuance of preferred stock, net                                    --                  --               2,805
Repurchase of preferred stock for cash                                            --                  --              (2,246)
Proceeds from the issuance of Common Stock, net                                2,292               4,262               2,790
Proceeds from exercise of Common Stock warrants/options                        1,246                  --               6,731
Proceeds from issuance of short-term debenture and notes                          --                 248               2,500
Repayment of short-term debentures                                              (399)               (100)                 --
                                                                     ---------------     ---------------     ---------------
Net cash provided by financing activities                                      3,082               4,275              12,355
                                                                     ---------------     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                            (103)             (2,086)              1,296
Cash and cash equivalents, beginning of year                                     103               2,189                 893
                                                                     ---------------     ---------------     ---------------
Cash and cash equivalents, end of year                               $             0     $           103     $         2,189
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

                       SEDONA Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
               (In Thousands, Except Share and Per Share Amounts)

5. Convertible Debentures (continued)

Material Investor
As described below, during the period December 2002 and March 2003, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 32% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors.

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

During March 2002, the Company issued 60,000 shares of Common Stock at an exercise price of $0.50 in exchange for making a cash payment to a vendor for $30. The Company also issued 130,148 shares valued at $0.68 per share, to Directors to fully satisfy cash payments owed of $89 for certain services rendered.

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

10.41 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of Common Stock and notes. (12) (Exhibit 10.4)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.

10.40    Agreement for purchase of assets of Lead Factory, Inc. dated March 29,
         2002.

10.42*   Convertible note dated December 6, 2002

10.43*   Convertible note dated January 3, 2003

10.44*   Convertible note dated January 10, 2003

10.45*   Promissory note dated January 10, 2003

10.46*   Convertible note dated March 13, 2003

10.47*   Convertible note dated March 13, 2003

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