Form 10-Q
period 2003-03-31
SEDONA CORP
filed 2003-05-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                       Identification No.)
1003 W. 9th Avenue, Second Floor, King of Prussia, PA  19406
--------------------------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code 610)337-8400.

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At March 31, 2003, there were 52,883,912 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES



                                                                                    INDEX
PART I.  FINANCIAL INFORMATION                                                      PAGE
------------------------------                                                      ----
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 2003 (Unaudited) and
         December 31, 2002                                                            4

         Consolidated Statements of Operations -- (Unaudited) three months ended
         March 31, 2003 and 2002                                                      5

         Consolidated Statements of Cash Flow -- (Unaudited) three months ended
         March 31, 2003 and 2002                                                      6

         Notes to Consolidated Financial Statements - March 31, 2003                  7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                10-12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                    12

Item 4.  Controls and Procedures                                                      12-13


PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                                13


SIGNATURE PAGE                                                                        14
--------------

CERTIFICATIONS                                                                        15-16
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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)




                                                                                            (unaudited)
                                                                                             March 31,    December 31,
                                                                                              2003           2002
                                                                                            -------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                   $254             $-
   Restricted cash                                                                                -            238
   Accounts receivable, net of allowance for doubtful accounts of $16 and $16 at
   March 31, 2003 and December 31, 2002, respectively                                           370             53
   Prepaid expenses and other  current assets                                                   132            186
                                                                                            ----------------------
Total current assets                                                                            756            477

       Property and equipment, net of accumulated depreciation and amortization                 190            238
       Software development costs, net of accumulated amortization of $3,716 and
       $3,527 at March 31, 2003 and December 31, 2003, respectively                             859          1,048
       Other                                                                                      7              7
                                                                                            ----------------------
Total non-current assets                                                                      1,056          1,293
                                                                                            ----------------------
Total assets                                                                                 $1,812         $1,770
                                                                                            ======================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                             $670           $820
  Accrued expenses and other current liabilities                                                348          1,226
  Deferred revenue                                                                              372            394
  Note Payable to related party                                                                 136            148
  Short-term debt- debentures                                                                   205              7
  Current maturities of long-term debt                                                        1,002          1,010
                                                                                            ----------------------
Total current liabilities                                                                     2,733          3,605

Long-term debt, less current maturities                                                           3             12
                                                                                            ----------------------
Total long-term liabilities                                                                       3             12
                                                                                            ----------------------
Total liabilities                                                                             2,736          3,617

Stockholders' equity/(deficit):
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280) Series A, par
  value $2.00, Issued and outstanding 500,000 shares                                          1,000          1,000
  Series F, par value $2.00, Issued and outstanding shares - 780                                  2              2
  Series H, par value $2.00, Issued and outstanding shares - 1,500                                3              3
Common stock, par value $0.001
  Authorized shares -100,000,000, Issued and outstanding shares - 52,883,912 and
  51,301,197 in 2003 and 2002, respectively                                                      51             51
  Additional paid-in-capital                                                                 58,856         57,285
  Accumulated deficit                                                                       (60,836)       (60,188)
                                                                                            ----------------------
Total stockholders' equity/(deficit)                                                           (924)        (1,847)
                                                                                            ----------------------
Total liabilities and stockholders' equity/(deficit)                                         $1,812         $1,770
                                                                                            ======================
See accompanying notes.


                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2003            2002
                                                          ---------------------------
Revenues:
  Product licenses                                        $       301     $       340
  Services                                                        267             383
                                                          ---------------------------
Total revenues                                                    568             723
Cost of revenues
  Product licenses                                                191             332
  Services                                                         25             173
                                                          ---------------------------
Total cost of revenues                                            216             505
                                                          ---------------------------
Gross profit                                                      352             218
Expenses:
  General and administrative                                      501           1,151
  Sales and marketing                                              77             375
  Research and development                                        198             390
                                                          ---------------------------
Total operating expenses                                          776           1,916
                                                          ---------------------------
Loss from operations                                             (424)         (1,698)

Other income (expense):
  Interest income                                                   2              -
  Interest expense                                               (224)            (19)
  Other                                                            (2)            (10)
                                                          ---------------------------
Total other (expense)                                            (224)            (29)
                                                          ---------------------------
Loss before provision for income taxes                           (648)         (1,727)
Income taxes                                                        -               -
                                                          ---------------------------
Net loss                                                         (648)         (1,727)
Preferred stock dividends                                         (75)            (75)
                                                          ---------------------------
Net loss applicable to Common Stockholders                $      (723)    $    (1,802)
                                                          ===========================
Basic and diluted net loss per share applicable to
common shares                                             $     (0.01)    $     (0.04)
                                                          ===========================

Basic and diluted weighted average common shares
outstanding                                                49,825,357      42,924,178
                                                          ===========================
See accompanying notes.


                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
Operating activities                                             2003            2002
                                                               -----------------------
Net loss from operations                                       $ (648)        $(1,727)
Adjustments to reconcile net loss to net cash used in
operating activities:

  Depreciation                                                     51              91
  Software amortization                                           189             307
  Accretion of discount on convertible note                       198               -
Changes in operating assets and liabilities:
  Accounts receivable                                            (317)            (95)
  Change in restricted cash                                       238               -
  Prepaid expenses and other current assets                        54              47
  Other non-current assets                                          -              (2)
  Accounts payable and accrued expenses                        (1,028)             (8)
  Deferred revenue and other                                      (22)             60
                                                               ----------------------
Net cash used in operating activities                          (1,285)         (1,327)

Investing activities
Purchase of property and equipment                                 (3)              -
                                                               ----------------------
Net cash used in investing activities                              (3)              -

Financing activities
Issuance of convertible note                                    1,320               -
Repayments of long-term obligations                               (17)            (15)
Payments on redemption of debenture                                 -            (100)
Proceeds from the issuance of common stock, net                   242             797
Proceeds from exercise of common stock warrants, net                9             628
Repayment of note payable-related party                           (12)              -
                                                               ----------------------
Net cash provided by financing activities                       1,542           1,310
                                                               ----------------------
Net increase (decrease) in cash and cash equivalents              254             (17)
Cash and cash equivalents, beginning of period                      -             103
                                                               ----------------------
Cash and cash equivalents, end of period                       $  254         $    86
                                                               ======================
See accompanying notes.


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

The consolidated financial statements included herein for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2003 are not necessarily indicative of the results to be experienced for the year ended December 31, 2003.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2002 annual financial statements on Form 10-K and Form 10K/A filed April 15 and April 16, 2003, respectively. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note #2: Restricted Cash

In December 2002, the Company negotiated a cancellation of its executive office lease for facilities at 455 South Gulph Road, Suite 300, King of Prussia, PA 19406 and entered into a new lease for smaller space at 1003 West Ninth Avenue, Second Floor, King of Prussia, PA 19406. In January 2003 the Company paid $104 of accrued rent and a $134 termination charge from restricted cash to settle the obligation at its former leased facility. The balance of restricted cash at March 31, 2003 is $0.



Note #3:  Property and Equipment

Property and equipment consists of:

                                                                           March 31,      December 31,
                                                                             2003            2002
                                                                       ------------------------------
Machinery and equipment                                                $    1,003         $    1,003
Equipment under capital lease                                                 227                227
Furniture and fixtures                                                        155                152
Leasehold improvements                                                         62                 62
Purchased software for internal use                                           193                193
                                                                       -----------------------------
                                                                            1,640              1,637
Less accumulated depreciation and amortization                             (1,450)            (1,399)
                                                                       -----------------------------
                                                                       $      190         $      238
                                                                       =============================

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #4:  Stockholders' Equity

During the first quarter of 2003, there were a total of 305,000 Common Stock options with exercise prices ranging from $0.17 to $0.24 granted to Directors of the Company.

During January 2003 an agreement was reached with certain Directors of the Company to satisfy a $211 liability for previously rendered services with 1,320,854 shares of Common Stock, of which 313,906 were issued as of March 31, 2003. Also during January 2003, the Company issued 37,500 shares of Common Stock to a vendor in lieu of a $6 cash payment.

In January 2003, the Company issued an 8% convertible debenture to Mr. David R. Vey and received proceeds of $120. The debenture matures on January 5, 2004 and is convertible at any time at the option of the holder into 2,000,000 share of Common Stock until that date. Also during January 2003, the Company received $700 in exchange for the Company's issuance of a $100 convertible debenture and a $600 promissory note, each bearing interest at a rate of 7%, and which both mature on January 15, 2004. The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock. Additionally, in March 2003, the Company received an additional $500 from Mr. Vey in exchange for a $400 promissory note and a $100 convertible debenture maturing in March 2004, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 convertible debenture is convertible at the option of the holder into 10,000,000 shares of Common Stock.

The Company will account for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,320, as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense.

In addition the Company issued to a third party as a finder's fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

In March 2003, the Company received $9 proceeds from the exercise of 90,000 warrants at $0.10 per share.

During the first quarter of 2003 the Company issued 134,461 shares of Common Stock to third parties for services rendered in the amount of $25, 107,369 of these shares were issued to a Director of the Company.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at March 31, 2003 equaled $810. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #5:  Major Customers

Revenues generated from three major alliance partners in the quarter ended March 31, 2003, accounted for 93% of total revenues.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note # 6: Alliance Agreements

In January 2003, SEDONA announced that American International Technology Enterprises, Inc. (AITE), a member company of American International Group, Inc. had signed an agreement to resell SEDONA's CRM solution.

In February 2003, SEDONA announced that Connecticut Online Computer Center, Inc.
(COCC) had licensed SEDONA's Intarsia application software solution. Consistent with its other partner alliances, under the agreement, COCC paid an initial fee for the software license and SEDONA will be paid a royalty fee for every sale of its technology whether as a component of its total solution or as a standalone offering. SEDONA also collects additional royalties for every customer order maintenance contract using its technology, as a component of its partner's total solution or as a standalone offering.

Note #7:  Stock Compensation

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income/loss if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards:
--------------------------------------------------------------------------------

                                                       Three-months ended March 31,
                                                         2003              2002
                                                       ---------        ----------
Net income/loss as reported ........................    $ (648)         $(1,727)

Deduct:  Total stock-based employee expense
  determined under the fair value based method
  for all awards, net of related tax benefits ......      (234)            (311)
                                                        ------          -------

Pro-forma net income ...............................    $ (882)         $(2,038)
                                                        ======          =======

Diluted earnings per share .........................     (0.01)         $ (0.04)
Proforma diluted earnings per share ................    $(0.01)         $ (0.04)



Note #8:  Supplemental Disclosures of Cash Flow Information

                                                            Three months ended
                                                                March 31
                                                        -----------------------
                                                          2003            2002
                                                        ------          -------

Cash paid during period for interest                      $  8            $  19
                                                        ------          -------
Conversion of Director liability to equity                 211                -
                                                        ------          -------
Cash expenses incurred relative to
    new equity                                               -               72
                                                        ------          -------


Note #9: Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia (TM). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor's unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 due in 2002 and $1,500 due in 2003.


Note #10:         Recent Accounting Developments

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Adoption of SFAS No. 143 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value objective for initial measurement of the liability. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2003, the Financial Accounting Standards Board (FASB) reached a tentative conclusion that the fair value of stock options issued to employees should be recognized as an expense in the statement of operations. The FASB has indicated that the final rules will be issued and effective by the end of 2004.

Note #11:         CIMS Transaction

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of up to $4,350. $550 in five-year warrants were issued, $1,300 (with face value of $1,500) was paid in preferred stock, a minimum of $1,000 due by October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500 will be paid contingent on the performance of the business unit acquired (the "Contingent Payment"). Through March 31, 2003, the Company had paid approximately $50 related to the Required Payment. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. The Company expects that, unless a restructured agreement is signed with Acxiom, the remainder of the Required Payment, or $950, will be paid by October 2003. Additionally, based on business unit performance, no payment will be due and payable related to the Contingent Payment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2003 and 2002.

Revenues for the three months ended March 31, 2003 and 2002 were $568 and $723, respectively. Revenues for 2003 were lower than the same period a year ago due to a change in the Company's business model to an indirect sales approach where the Company distributes its product through third party alliance partners
(TPAP). Through its TPAP, the Company receives a royalty payment based on a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


percentage of the license fee charged by the strategic partner and on maintenance charged to customers by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA.

On January 2, 2003 the Company changed its sales distribution strategy and focused on an indirect sales channel model, under which the Company licenses or resells it technology to financial services' solution providers. In order to achieve this objective, during the first quarter of 2003 the Company transferred its customer base to Fiserv, Inc. for $120 payment and will receive thirty-percent of the annual maintenance related to the transferred contracts during the term of the agreement. The $120 contract price was recognized as service fee revenue in the first quarter of 2003.

Total cost of revenues decreased to $216 for the three months ended March 31, 2003 from $505 for the three months ended March 31, 2002, reflecting principally savings due to a reduction in force in December 2002 which reduced the full time employee count to 15 at the end of 2002. Other items included in costs of revenues are amortization of capitalized software and costs associated with implementation services. As a result of the improved cost structure, gross profit in the first quarter of 2002 was $352, compared to $218 in the same period a year earlier.

Total operating expenses decreased to $776 in the first quarter of 2003, from $1,916 in the year earlier period, reflecting principally additional savings from the reduction in force, reduced sales and marketing expense as a result of changing to an indirect sales model during 2002, as well as overall cost control measures.

Other expenses in the three months ended March 31, 2003 increased to $224 from $29 in the three months ended March 31, 2002, reflecting principally non-cash convertible note discount accretion associated with the convertible notes issued in January and March 2003.

Liquidity and Capital Resources

At March 31, 2003, cash and cash equivalents increased to $254, compared to the December 31, 2002 amount of $-0-. For the three months ended March 31, 2003, the cash flows from operating activities resulted in a net use of cash of $1,285. This use of cash was primarily due to payments of accounts payable and accrued expenses.

The cash flows from investing activities during the three month period ended March 31, 2003 resulted in a use of cash of $3 to fund the purchase of equipment. There were no investing activities in the prior three months ended March 31, 2002.

For the three months ended March 31, 2003, the cash flows from financing activities resulted in net cash provided by financing activities of $1,542. The principal increase in cash was due to proceeds from the issuance of common stock and convertible notes. For the three months ended March 31, 2002, the cash flow from financing activities were principally due to proceeds from the exercise of common stock warrants of $628 as well as proceeds from the issuance of common stock of $797.

Information with respect to sales of Company securities are included as part of the Company's financing activities during this period and is incorporated

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (In thousands, except share and per share data)


by reference to Note #4 of the Notes to Consolidated Financial Statements included herein.

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company's working capital requirements over the period through the first quarter of 2004. In addition to the loss of $(648) realized during the three month period ended March 31, 2003, the Company incurred substantial losses from operations of approximately ($6,001) and ($10,434) during the years ended December 31, 2002 and 2001, respectively. If additional financing is required in the period through the first quarter of 2004, such funding may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

Inflation

Although there can be no assurance that the Company's business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the results of operations or financial condition of the Company during the periods presented herein.

Critical Accounting Policies

There have been no material changes in critical accounting estimates during the quarter ended March 31, 2003.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the three month period ended March 31, 2003 and the year ended December 31, 2002, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.


Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

Management of the Company, under the direction of the Company's Chief Executive/Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive/Chief Financial Officer, along with other key Management of the Company, have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him on a timely basis.

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

         Item 2 - Changes in Securities and Use of Proceeds- None

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


                                                     SEDONA CORPORATION



DATE:  May 15, 2003                Marco A. Emrich
                                -----------------------------------------------
                                Marco A. Emrich
                                President/Chief Executive Officer and Chief
                                Financial Officer

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427


I, Marco A. Emrich, the principal executive officer of SEDONA Corporation, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of SEDONA Corporation;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
           a. designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 15, 2003                             Marco A. Emrich
                                             -----------------------------------
                                             Marco A. Emrich
                                             President, Chief Executive Officer
                                             and Chief Financial Officer