Form 10-Q
period 2003-06-30
SEDONA CORP
filed 2003-08-19
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30,2003

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

Registrant's telephone number, including area code (610) 337-8400.

         Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At August 15, 2003, there were 45,573,358 shares outstanding of the registrant's common stock, par value $0.001 per share.

                       SEDONA CORPORATION AND SUBSIDIARIES






                                                                           INDEX
PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----


Item 1.  Consolidated Financial Statements

         Change in Registrant's Auditors...................................... 4

         Consolidated Balance Sheets -- June 30, 2003 (Unaudited)
         and December 31, 2002................................................ 5

         Consolidated Statements of Operations -- (Unaudited)
         three months ended June 30, 2003 and 2002............................ 6

         Consolidated Statements of Operations -- (Unaudited)
         six months ended June 30, 2003 and 2002.............................. 7

         Consolidated Statements of Cash Flow -- (Unaudited)
         six months ended June 30, 2003 and 2002...............................8

         Notes to Consolidated Financial Statements -
         June 30, 2003......................................................9-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................12-14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............14

Item 4.  Controls and Procedures..............................................14


PART II.  OTHER INFORMATION

         Item 1 through Item 6................................................16


SIGNATURE PAGE................................................................17


CERTIFICATIONS.............................................................18-21

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

                        CHANGE IN REGISTRANT'S AUDITOR'S


On June 20, 2003, the Company was advised by its independent accountant, Ernst & Young LLP, that it resigned, effective immediately. On June 27, 2003, the Company filed Form 8-K with the required disclosures under Item 4, Change in Registrant's Certifying Accountant. The Company is actively seeking to engage a new independent accountant to serve as its auditor. The accompanying condensed consolidated financial statements have not been reviewed by an independent accountant, as required by Rule 10-01(d) of Regulation S-X. The Company will engage its new auditor to review the accompanying condensed consolidated financial statements upon appointment.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)




                                                                                  (unaudited)
                                                                                    June 30,       December 31,
                                                                                     2003             2002
                                                                                --------------------------------

Assets
Current assets:
  Cash and cash equivalents                                                            $  146           $     -
  Restricted cash                                                                           -               233
  Accounts receivable, net of allowance for doubtful accounts                             191                53
    of $16 and $16 at June 30, 2003 and December 31, 2002, respectively
  Prepaid expenses and other current assets                                                84               186
                                                                                -------------------------------
Total current assets                                                                   $  421           $   477


  Property and equipment, net of accumulated depreciation and amortization                143               238
  Software development costs, net of accumulated amortization of $3,904 and               671             1,048
    $3,527 at June 30, 2003 and December 31, 2002, respectively
  Other                                                                                     7                 7
                                                                                -------------------------------
Total non-current assets                                                                  821             1,293
                                                                                -------------------------------
Total assets                                                                           $1,242           $ 1,770
                                                                                ===============================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                     $  691           $   820
  Accrued expenses and other current liabilities                                          264             1,226
  Deferred revenue                                                                        320               394
  Note Payable to related party                                                            99               148
  Short-term debt- debentures                                                             574                 7
  Current maturities of long-term debt                                                    954             1,010
                                                                                -------------------------------
Total current liabilities                                                              $2,902           $ 3,605

Long-term debt, less current maturities                                                     -                12
                                                                                -------------------------------
Total long-term liabilities                                                                 -                12
                                                                                -------------------------------
Total liabilities                                                                      $2,902           $ 3,617

Stockholders' equity/(deficit)
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $3,280)
  Series A, par value $2.00, Issued and outstanding 500,000 shares                      1,000              1,00
  Series F, par value $2.00, Issued and outstanding shares - 780                            2                 2
  Series H, par value $2.00, Issued and outstanding shares - 1,500                          3                 3
Common stock, par value $0.001
  Authorized shares -100,000,000, Issued and outstanding shares -  54,157,461
  and 51,301,197 in 2003 and 2002, respectively                                            52                51
  Additional paid-in-capital                                                           59,293            57,285
  Accumulated deficit                                                                 (62,010)          (60,188)
                                                                                -------------------------------
Total stockholders' equity/(deficit)                                                   (1,660)           (1,847)
                                                                                -------------------------------
Total liabilities and stockholders' equity/(deficit)                                   $1,242           $ 1,770
                                                                                ===============================
See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                             Three Months Ended June 30,
                                                                           ------------------------------
                                                                              2003                2002
                                                                           ------------------------------
Revenues:
  Product licenses                                                         $      92            $     382
  Services                                                                       105                  388
                                                                           ---------            ---------
Total revenues                                                             $     197            $     770

Cost of revenues
  Product licenses                                                               180                  314
  Services                                                                        43                   70
                                                                           ---------            ---------
Total cost of revenues                                                           223                  384
                                                                           ---------            ---------
Gross profit                                                               $     (26)           $     386
Expenses:
  General and administrative                                                     449                  789
  Sales and marketing                                                             71                  368
  Research and development                                                       205                  253
                                                                           ---------            ---------
Total operating expenses                                                         725                1,410
                                                                           ---------            ---------
Loss from operations                                                       $    (751)           $  (1,024)

Other income (expense):
  Interest income                                                                  -                    1
  Interest expense                                                              (399)                  (6)
  Other                                                                          (24)                  (3)
                                                                           ---------            ---------
Total other (expense)                                                           (423)                  (8)
                                                                           ---------            ---------
Loss from operations before provision for income taxes                     $  (1,174)           $  (1,032)
Income taxes                                                                       -                    -
                                                                           ---------            ---------
Net loss                                                                      (1,174)              (1,032)
Preferred stock dividends                                                        (76)                 (76)
                                                                           ---------            ---------
Net loss applicable to Common Stockholders                                 $  (1,250)           $  (1,108)
                                                                           =========            =========

Basic and diluted net loss per share applicable to common shares           $   (0.02)          $    (0.02)
                                                                           =========            =========

Basic and diluted weighted average common shares outstanding              50,185,265           45,693,167
                                                                          ==========           ==========

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                              ----------------------------
                                                                                 2003              2002
                                                                              ----------------------------
Revenues:
  Product licenses                                                            $     393          $     722
  Services                                                                          372                771
                                                                              ---------          ---------
Total revenues                                                                $     765          $   1,493
Cost of revenues
  Product licenses                                                                  371                646
  Services                                                                           68                243
                                                                              ---------          ---------
Total cost of revenues                                                              439                889
                                                                              ---------          ---------
Gross profit                                                                  $     326          $     604

Expenses:
  General and administrative                                                        950              1,940
  Sales and marketing                                                               148                743
  Research and development                                                          403                643
                                                                              ---------          ---------
Total operating expenses                                                          1,501              3,326
                                                                              ---------          ---------
Loss from operations                                                          $  (1,175)         $  (2,722)

Other income (expense):
  Interest income                                                                     2                  1
  Interest expense                                                                 (623)               (25)
  Other                                                                             (26)               (13)
                                                                              ---------          ---------
Total other (expense)                                                              (647)               (37)
                                                                              ---------          ---------
Loss from operations before provision for income taxes                        $  (1,822)         $  (2,759)
Income taxes                                                                          -                  -
                                                                              ---------          ---------
Net loss                                                                         (1,822)            (2,759)
Preferred stock dividends                                                          (151)              (151)
                                                                              ---------          ---------
Net loss applicable to Common Stockholders                                    $  (1,973)         $  (2,910)
                                                                              =========          =========

Basic and diluted net loss per share applicable to common shares              $   (0.04)         $   (0.07)
                                                                              =========          =========

Basic and diluted weighted average common shares outstanding                 50,396,818         44,328,504
                                                                             ==========         ==========

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                              ----------------------------
                                                                                 2003              2002
                                                                              ----------------------------
Operating activities

Net loss from operations                                                      $ (1,822)          $  (2,759)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                    101                 774
   Software amortization                                                           376                   -
   Accretion of discount on convertible note                                       567                   -
      Charge for employer 401(k) contribution                                       82                   -
Changes in operating assets and liabilities:
   Accounts receivable                                                            (138)                 56
   Change in restricted cash                                                       238                   -
   Prepaid expenses and other current assets                                       102                  89
   Other non-current assets                                                          -                  (2)
   Accounts payable and accrued expenses                                        (1,091)               (353)
   Deferred revenue and other                                                      (74)                354
                                                                              --------           ---------
Net cash used in operating activities                                         $ (1,659)          $  (1,841)

Investing activities
Purchase of property and equipment                                                  (6)                  -
                                                                              --------           ---------
Net cash used in investing activities                                         $     (6)          $       -

Financing activities
Issuance of convertible note                                                     1,570                   -
Repayments of long-term obligations                                                (68)                (29)
Payments on redemption of debenture                                                  -                (250)
Proceeds from the issuance of common stock, net                                    168               1,499
Proceeds from exercise of common stock warrants, net                               190                 805
Repayment of note payable-related party                                            (49)                  -
                                                                              --------           ---------
Net cash provided by financing activities                                        1,811               2,025
                                                                              --------           ---------
Net increase (decrease) in cash and cash equivalents                               146                 184
Cash and cash equivalents, beginning of period                                       -                 103
                                                                              --------           ---------
Cash and cash equivalents, end of period                                      $    146           $     287
                                                                              ========           =========

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

The consolidated financial statements included herein for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2003 are not necessarily indicative of the results to be experienced for the year ended December 31, 2003.

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

Note #2: Restricted Cash
         ---------------

In December 2002, the Company negotiated a cancellation of its executive office lease for facilities at 455 South Gulph Road, Suite 300, King of Prussia, PA 19406 and entered into a new lease for smaller space at 1003 West 9th Avenue, Second Floor, King of Prussia, PA 19406. In January 2003 the Company paid $104 of accrued rent and a $134 termination charge from restricted cash to settle the obligation at its former leased facility. The balance of restricted cash at June 30, 2003 is $0.

Note #3: Property and Equipment
         ----------------------

Property and equipment consists of:

                                                  June 30,          December 31,
                                                    2003                2002
                                               ---------------------------------
Machinery and equipment                             $ 1,006          $    1,003
Equipment under capital lease                           227                 227
Furniture and fixtures                                  155                 152
Leasehold improvements                                   62                  62
Purchased software for internal use                     193                 193
                                               ---------------------------------
                                                      1,643               1,637
Less accumulated depreciation and amortization       (1,500)             (1,399)
                                               ---------------------------------
                                                   $    143         $       238
                                               =================================

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note #4: Stockholders' Equity
         --------------------

During the second quarter of 2003 the Company issued 198,836 shares of Common Stock to third parties for services rendered in the amount of $51; 53,770 of these shares were issued to a Director of the Company who retired in July 2003.

Also during the second quarter of 2003, the Company recognized $181 from the exercise of 560,000 common stock warrants.

Also during the second quarter of 2003, the Company issued Common Stock pursuant to an employee 401(k) Plan whereby certain contributions are matched by the Company in company stock valued at $82, resulting in the issuance of 514,713 shares of Common Stock.

In June, 2003, the Company issued a Convertible Debenture to Mr. David Vey in exchange for $125 and 125,000 common stock warrants. The Convertible Note bears interest at 8% per annum and is due July 10, 2004.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at June 30, 2003 equaled $886. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #5: Major Customers
         ---------------

Revenues generated from four major alliance partners in the quarter ended, June 30, 2003 accounted for 93% of total revenues.

Note #6: Alliance Agreements
         -------------------

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

Note #7: Stock Compensation
         ------------------

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

                              SEDONA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except share and per share data)



                                                                     Six months ended June 30,
                                                                     ------------------------
                                                                      2003             2002
                                                                     -------          -------
Net income/loss as reported                                          $(1,822)         $(2,759)
Deduct: Total stock-based employee expense determined under
   the fair value based on method for all awards, net of
   related tax benefits                                                 (234)            (311)
                                                                     -------          -------
Pro-forma net income                                                 $(2,056)         $(3,070)
                                                                     =======          =======
Diluted earnings per share                                           $ (0.01)         $ (0.04)
Pro-forma diluted earnings per share                                 $ (0.01)         $ (0.04)


Note #8: Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

                                                                     Six months ended June 30,
                                                                     ------------------------
                                                                      2003             2002
                                                                     -------          -------
Cash paid during period for interest                                 $    13          $    25
                                                                     -------          -------
Conversion of Director liability to equity                               229                -
                                                                     -------          -------
Cash expenses incurred relative to
    new equity                                                             -              107
                                                                     -------          -------

Note #9: Contingencies
         -------------

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

Note #10: Recent Accounting Developments
          ------------------------------

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

Note #11: CIMS Transaction
          ----------------

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of up to $4,350. $550 in five-year warrants were issued, $1,300 (with face value of $1,500) was paid in preferred stock, a minimum of $1,000 due by October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500 will be paid contingent on performance of the business unit acquired (the "Contingent Payment"). Through June 30, 2003, the Company had paid approximately $50 related to the Required Payment. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. The Company expects that, unless a restructured agreement is signed with Acxiom, the remainder of the Required Payment, or $950 will be paid by October 2003. Additionally, based on business unit performance, no payment will be due and payable related to the Contingent Payment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the three months ended June 30, 2003 and 2002.

Revenues for the three months ended June 30, 2003 and 2002 were $197 and $770, respectively. YEAR-TO-DATE revenues for the six months ended June 30, 2003 and 2002 were $765 and $1,493, respectively. Revenues for 2003 were lower than the same period a year ago due to a change in the Company's business model to an indirect sales approach where the Company distributes its product through third party alliance partners (TPAP). Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner and on maintenance charged to customers by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA.

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

Total cost of revenues decreased to $223 for the three months ended June, 2003 from $384 for the three months ended June 30, 2002, reflecting principally savings due to a reduction in force in December 2002 which reduced the full time employee count to 15 at the end of 2002. Other items included in costs of revenues are amortization of capitalized software and costs associated with implementation services. Cost of revenues for the six months ended June 30, 2003 and 2002 were $439 and $889, respectively. Gross profit/loss in the second quarter of 2003 was ($26) compared to $386 in the same period a year earlier and $326 and $604 for the six months ended June 30, 2003 and 2002 respectively.

Total operating expenses decreased to $725 in the second quarter of 2003, from $1,410 in the year earlier period, reflecting principally additional savings from the reduction in force, reduced sales and marketing expense as a result of changing to an indirect sales model during 2002, as well as overall cost control measures. For the six months ended June 30, 2003 operating expenses totaled $1,501 compared to $3,326 for the period ended June 30, 2002.

Other expenses in the three months ended, June 30, 2003 increased to $423 from $8 in the three months ended June 30 2002, reflecting principally non-cash convertible note discount accretion associated with the convertible notes issued in January and March 2003. For the six months ended June 30, 2003 operating expenses totaled $647 compared to $37 for the period ended June 30, 2002 again principally reflecting non-cash convertible note discount accretion.

Liquidity and Capital Resources

At June 30, 2003, cash and cash equivalents increased to $146, compared to the December 31, 2002 amount of $-0-. For the six months ended June 30, 2003, the cash flows from operating activities resulted in a net use of cash of $1,659 compared to $1,841 for the period ended June 30, 2002. This use of cash was primarily due to payments of accounts payable and accrued expenses.

The cash flows from investing activities during the six month period ended June 30, 2003 resulted in a use of cash of $6 to fund the purchase of equipment. There were no investing activities in the six months ended June 30, 2002.

For the six months ended June 30, 2003, the cash flows from financing activities resulted in net cash provided by financing activities of $1,811. The principal increase in cash was due to proceeds from the issuance of common stock and convertible notes and exercise of common stock warrants. For the six months ended June 30, 2002, the cash flow from financing activities were principally due to proceeds from the exercise of common stock warrants of $805 as well as proceeds from the issuance of common stock of $1,499.

Information with respect to sales of Company securities are included as part of the Company's financing activities during this period and is incorporated by reference to Note #4 of the Notes to Consolidated Financial Statements included herein.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                 (in thousands, except share and per share data)


The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company's working capital requirements over the period through the second quarter of 2004. In addition to the loss of $(1,822) realized during the six month period ended, June 30, 2003, the Company incurred substantial losses from operations of approximately ($6,001) and ($10,434) during the years ended December 31, 2002 and 2001, respectively. If additional financing is required in the period through the second quarter of 2004, such funding may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

Inflation
---------

Although there can be no assurance that the Company's business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the results of operations or financial condition of the Company during the periods presented herein.

Critical Accounting Policies
----------------------------

There have been no material changes in critical accounting estimates during the quarter ended June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the six month period ended June 30, 2003 and the year ended December 31, 2002, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

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

Management of the Company, under the direction of the Company's Chief Executive Officer and Interim Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                 (in thousands, except share and per share data)


Based on that review and evaluation, the Chief Executive Officer and Interim Chief Financial Officer, along with other key Management of the Company, have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him on a timely basis.

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

         Item 2 -     Changes in Securities and Use of Proceeds- None

         Item 3 -     Default Upon Senior Securities - None

         Item 4 -     Submission of Matters to a Vote of Security Holders - None

         Item 5 -     Other Information - None

         Item 6 -     Exhibits and Reports on Form 8-K.

                      (a)  Exhibits:

                           Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2003.

                           Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2003.

                           Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2003.

                           Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2003.

                      Reports on Form 8-K:

                      (i) On June 27, 2002, we filed a Current Report on Form 8-K reporting on the change in Registrant's Auditors.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                                     SEDONA CORPORATION



DATE: August 19, 2003                      /s/ Marco A. Emrich
      -------------------------            -------------------------------------
                                           Marco A. Emrich
                                           President/Chief Executive Officer

DATE: August 19, 2003                      /s/ Anita M. Primo
      -------------------------            -------------------------------------
                                           Anita M. Primo
                                           Controller and Interim Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)