Form 10-Q/A
period 2003-06-30
SEDONA CORP
filed 2003-10-03
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-15864

SEDONA Corporation

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	95-4091769

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1003 W. 9th Avenue, Second Floor, King of Prussia, PA	19406

(Address of principal executive offices)	(Zip Code)

     Registrant’s telephone number, including area code (610) 337-8400.

     Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act. YES [   ] NO [X]

     At September 29, 2003, there were 56,247,366 shares outstanding of the registrant’s common stock, par value $0.001 per share.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES

Back to Contents

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such “believes”, “anticipates”, “intends”, or “expects”. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the “Company” or “SEDONA”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Back to Contents

The Company has filed this amended Form 10-Q because the original consolidated financial statements filed on August 19, 2003 had not been reviewed by independent accountants, as required by Rule 10 01 (d) of Regulation S X, due to the resignation of the Company’s accountants. As reported on Form 8-K, on August 29, 2003 the Company engaged McGladrey & Pullen, LLP, as its principal accountant to audit the financial statements beginning with the fiscal year ending December 31, 2003. See Independent Accountant’s Review Report included in Item 1 of this filing.

Back to Contents

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors SEDONA Corporation King of Prussia, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of SEDONA Corporation and subsidiaries as of June 30, 2003 and the related consolidated statements of operations for the three month and six month periods ended June 30, 2003 and the related consolidated statement of cash flows for the six month period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Note 1 of the Company’s audited consolidated financial statements as of December 31, 2002, and for the year then ended discloses that the Company has incurred substantial losses from continuing operations and may not be able to raise additional financing needed in 2003. The prior auditor’s report on those consolidated financial statements includes an explanatory paragraph referring to the matters in Note 1 of those consolidated financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 of the Company’s unaudited interim consolidated financial statements as of June 30, 2003, and for the three and six months then ended, the Company has still suffered recurring losses from operations, and is reporting a stockholders’ equity deficit and current liabilities that exceed current assets. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP

Bethesda, Maryland September 23, 2003

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share and Per Share Data)

	(unaudited) June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$146	$-
Restricted cash	-	238
Accounts receivable, net of allowance for doubtful accounts of $16 and $16 at June 30, 2003 and December 31, 2002, respectively	191	53

Prepaid expenses and other current assets	84	186

Total current assets	421	477

Property and equipment, net of accumulated depreciation and amortization	143	238
Software development costs, net of accumulated amortization of $3,211 and $2,834 at June 30, 2003 and December 31, 2002, respectively	671	1,048

Other	7	7

Total non-current assets	821	1,293

Total assets	$1,242	$1,770

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$691	$820
Accrued expenses and other current liabilities	228	1,226
Deferred revenue	320	394
Note payable to related party	99	148
Short-term debt- debentures	712	7

Current maturities of long-term debt	990	1,010

Total current liabilities	3,040	3,605

Long-term debt, less current maturities	—	12

Total long-term liabilities	—	12

Total liabilities	3,040	3,617

Stockholders’ equity/(deficit)
Class A convertible preferred stock
Authorized shares – 1,000,000 (liquidation preference $3,280)
Series A, par value $2.00, Issued and outstanding 500,000 shares	1,000	1,000
Series F, par value $2.00, Issued and outstanding shares – 780	2	2
Series H, par value $2.00, Issued and outstanding shares – 1,500	3	3
Common stock, par value $0.001
Authorized shares -100,000,000, Issued and outstanding shares – 54,157,461 and 51,301,197 in 2003 and 2002, respectively
	52	51
Additional paid-in-capital	59,187	57,285

Accumulated deficit	(62,042)	(60,188)

Total stockholders’ equity/(deficit)	(1,798)	(1,847)

Total liabilities and stockholders’ equity/(deficit)	$1,242	$1,770

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,

	2003	2002

Revenues:
Product licenses	$92	$382
Services	105	388

Total revenues	197	770
Cost of revenues
Product licenses	180	314
Services	43	70

Total cost of revenues	223	384

Gross profit	(26)	386
Expenses:
General and administrative	468	789
Sales and marketing	71	368
Research and development	205	253

Total operating expenses	744	1,410

Loss from operations	(770)	(1,024)

Other income (expense):
Interest income	—	1
Debenture interest expense	(382)	—
Interest expense	(54)	(9)

Total other (expense)	(436)	(8)

Loss from operations before provision for income taxes	(1,206)	(1,032)
Income taxes	—	—

Net loss	(1,206)	(1,032)
Preferred stock dividends	(76)	(76)

Net loss applicable to Common Stockholders	$(1,282)	$(1,108)

Basic and diluted net loss per share applicable to common shares	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	53,455,372	45,693,167

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Revenues:
Product licenses	$393	$722
Services	372	771

Total revenues	765	1,493
Cost of revenues
Product licenses	371	646
Services	68	243

Total cost of revenues	439	889

Gross profit	326	604
Expenses:
General and administrative	969	1,940
Sales and marketing	148	743
Research and development	403	643

Total operating expenses	1,520	3,326

Loss from operations	(1,194)	(2,722)

Other income (expense):
Interest income	2	1
Debenture expense	(580)	—
Interest expense	(82)	(38)

Total other (expense)	(660)	(37)

Loss from operations before provision for income taxes	(1,854)	(2,759)
Income taxes	-	-

Net loss	(1,854)	(2,759)
Preferred stock dividends	(151)	(151)

Net loss applicable to Common Stockholders	$(2,005)	$(2,910)

Basic and diluted net loss per share applicable to common shares	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	53,111,296	44,328,504

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,

Operating activities	2003	2002

Net loss from operations	$(1,854)	$(2,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101	774
Software amortization	376	—
Accretion of discount on convertible note	580	—
Option and warrant based compensation	19	—
Charge for employer 401(k) stock contribution	82	—
Changes in operating assets and liabilities:
Accounts receivable	(138)	56
Decrease in restricted cash	238	—
Prepaid expenses and other current assets	102	89
Other non-current assets	—	(2)
Accounts payable and accrued expenses	(1,127)	(353)
Deferred revenue and other	(74)	354

Net cash used in operating activities	(1,695)	(1,841)

Investing activities
Purchase of property and equipment	(6)	—

Net cash used in investing activities	(6)	—

Financing activities
Issuance of convertible note	1,445	—
Repayments of long-term obligations	(32)	(29)
Payments on redemption of debenture	—	(250)
Proceeds from the issuance of common stock, net	293	1,499
Proceeds from exercise of common stock warrants, net	190	805
Repayment of note payable-related party	(49)	—

Net cash provided by financing activities	1,847	2,025

Net increase (decrease) in cash and cash equivalents	146	184
Cash and cash equivalents, beginning of period	—	103

Cash and cash equivalents, end of period	$146	$287

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

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

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company’s working capital requirements over the period through the second quarter of 2004. In addition to the loss of ($1,854) realized during the six month period ended June 30, 2003, the Company incurred substantial losses from operations of approximately ($6,001) and ($10,434) during the years ended December 31, 2002 and 2001, respectively. If additional financing is required in the period through the second quarter of 2004, such funding may not be readily available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2002 annual financial statements on Form 10-K and Form 10K/A filed April 15 and April 16, 2003, respectively. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Subsequent to the filing of the Form 10-Q for the quarter ended June 30, 2003, management made the following adjustments to the consolidated financials statements. Additional interest expense of $13 has been recognized in the statement of operations. The Company has changed from annual to quarterly recognition of compensation expense related to the granting of options and warrants. For the six months ended June 30, 2003, $19 of compensation expense has been reflected in the consolidated financial statements as required by FAS 123. The Company also reclassified an investment because of an amended agreement between Mr. David Vey and the Company dated September 2003. The $125 equity investment was reclassified to short-term debt as a result of the amendment.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company’s stock option plans are more fully described in the Company’s fiscal 2002 Annual Report on Form 10-K.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

–––––––––––––––––––––––

	Six-months ended June 30,
	2003	2002

Net income/loss applicable to common stockholders	$(2,005)	$(2,910)

Deduct: Total stock-based employee expense
determined under the fair value based method
for all awards, net of related tax benefits	(577)	(859)

Pro-forma net income/loss
applicable to common stockholders	$(2,582)	$(3,769)

Diluted earnings per common share	$(.04)	$(.07)
Pro-forma diluted earnings per common share	$(.05)	$(.09)

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

Note #3: Property and Equipment

Property and equipment consists of:

	June 30, 2003	December 31, 2002

Machinery and equipment	$1,006	$1,003
Equipment under capital lease	227	227
Furniture and fixtures	155	152
Leasehold improvements	62	62
Purchased software for internal use	193	193

	1,643	1,637
Less accumulated depreciation and amortization	(1,500)	(1,399)

	$143	$238

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note #4: Stockholders’ Equity and Other Financing Activities

During the first quarter of 2003, there were a total of 305,000 Common Stock options with exercise prices ranging from $0.17 to $0.24 granted to Directors of the Company.

During January 2003 an agreement was reached with certain Directors of the Company to satisfy a $211 liability for previously rendered services with 1,320,854 shares of Common Stock, of which 568,906 were issued as of September 23, 2003. Also during January 2003, the Company issued 37,500 shares of Common Stock to a vendor in lieu of a $6 cash payment.

In January 2003, the Company issued an 8% convertible debenture to Mr. David R. Vey and received proceeds of $120. The debenture matures on January 5, 2004 and is convertible at any time at the option of the holder into 2,000,000 share of Common Stock until that date. Also during January 2003, the Company received $700 in exchange for the Company’s issuance of a $100 convertible debenture and a $600 promissory note, each bearing interest at a rate of 7%, and which both mature on January 15, 2004. The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock. Additionally, in March 2003, the Company received an additional $500 from Mr. Vey in exchange for a $400 promissory note and a $100 convertible debenture maturing in March 2004, bearing interest at a rate of 7%, subject to the Company’s option to extend for three additional years by making required pay downs. The March 2003 convertible debenture is convertible at the option of the holder into 10,000,000 shares of Common Stock.

The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,320, as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense.

In addition the Company issued to a third party as a finder’s fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

In March 2003, the Company received $9 proceeds from the exercise of 90,000 warrants at $0.10 per share.

During the first quarter of 2003 the Company issued 134,461 shares of Common Stock to third parties for services rendered in the amount of $25, 107,369 of these share were issued to a Director of the Company.

Back to Contents

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

In June 2003, the Company entered into an agreement with Mr. David Vey to issue 462,962 shares of its Common Stock and to issue 125,000 Common Stock Warrants in exchange for $125. This agreement was modified in September 2003 to change the transaction from the issuance of equity securities to debt. The Company entered into a $125 convertible debenture with Mr. Vey that bears interest at 8% per annum and is due July 10, 2004. The debenture is convertible at the option of the holder at any time into 446,429 shares of common stock.

Events occurring subsequent to June 30, 2003:

In July 2003, the Company entered into a $160 convertible debenture with Mr. David Vey that bears interest at 8% per annum and is due July 31, 2004. The debenture is convertible at the option of the holder at any time into 640,000 shares of Common Stock.

In August 2003, the Company issued 1,250,000 shares of its Common Stock in a private placement and issued two-year warrants to purchase 625,000 shares of its Common Stock at an exercise price of $0.35 per share to investors for an aggregate purchase price of $250.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at June 30, 2003 equaled $886 or $1.76 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note #5: Major Customers

Revenues generated from four major alliance partners in the quarter ended, June 30, 2003 accounted for 93% of total revenues.

Note # 6: Alliance Agreements

In January 2003, SEDONA announced that American International Technology Enterprises, Inc. (AITE), a member company of American International Group, Inc. had signed an agreement to resell SEDONA’s CRM solution.

In February 2003, SEDONA announced that Connecticut Online Computer Center, Inc. (COCC) had licensed SEDONA’s Intarsia application software solution. Consistent with its other partner alliances, under the agreement, COCC paid an initial fee for the software license and SEDONA will be paid a royalty fee for every sale of its technology whether as a component of its total solution or as a standalone offering. SEDONA also collects additional royalties for every customer order maintenance contract using its technology, as a component of its partner’s total solution or as a standalone offering.

In August 2003, SEDONA announced that it had signed an agreement to resell Intarsia with WorldNet Consulting, S.A. The agreement provides WorldNet with the exclusive rights to market, sell and distribute Intarsia in Spain and Portugal. The agreement marks the first international distribution for SEDONA and provides the Company with the opportunity to expand its marketshare into the European market.

Also in August 2003, the Company announced it had signed an agreement with Pinkerton Computer Consultants, Inc. to resell Intarsia to the property and casualty insurance market. The agreement with Pinkerton is the second significant reseller agreement, targeting the insurance market, signed by the Company this year. In January of 2003, the Company announced that American International Technology Enterprises, Inc. (AITE), a member company of American International Group (AIG) also signed an agreement to resell SEDONA’s CRM solution.

Note #7: Supplemental Disclosures of Cash Flow Information

	Six months ended June 30

	2003	2002

Cash paid during period for interest	$13	$25

Conversion of Director liability to equity	211	—

Cash expenses incurred relative to new equity	$—	$107

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note #8: Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor’s software into SEDONA’s Intarsia ™. By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor’s unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 due in 2002 and $1,500 due in 2003.

Note #9: Recenet Accounting Developments

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. Adoption of SFAS No. 143 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and with exit and restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value objective for initial measurement of the liability. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note #10: CIMS Transaction

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of up to $4,350. $550 in five-year warrants were issued, $1,300 (with face value of $1,500) was paid in preferred stock, a minimum of $1,000 due by in October 2003 (the “Required Payment”), or earlier, if certain performance hurdles were met, and the remaining $1,500 will be paid contingent on performance of the business unit acquired (the “Contingent Payment”). Through June 30, 2003, the Company had paid approximately $50 related to the Required Payment. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. The Company expects that, unless a restructured agreement is signed with Acxiom, the remainder of the Required Payment, or $950 will be paid by October 2003. Additionally, based on business unit performance, no payment will be due and payable related to the Contingent Payment.

Note #11: Litigation

On May 5, 2003, the Company filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended June 30, 2003 and 2002.

Revenues for the three months ended June 30, 2003 and 2002 were $197 and $770, respectively. Year-to-date revenues for the six months ended June 30, 2003 and 2002 were $765 and $1,493, respectively. Revenues for 2003 were lower than the same period a year ago due to a change in the Company’s business model to an indirect sales approach where the Company distributes its product through third party alliance partners (TPAP). Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner and on maintenance charged to customers by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA.

On January 2, 2003 the Company changed its sales distribution strategy and focused on an indirect sales channel model, under which the Company licenses or resells it technology to financial services’ solution providers. In order to achieve this objective, during the first quarter of 2003 the Company transferred its customer base to Fiserv, Inc. for $120 payment and will receive thirty-percent of the annual maintenance related to the transferred contracts during the term of the agreement. The $120 contract price was recognized as service fee revenue in the first quarter of 2003.

Back to Contents

MANAGEMENT’S DESCCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except share and per share data)

Gross profit/loss in the second quarter of 2003 was ($26) compared to $386 in the same period a year earlier and $326 and $604 for the six months ended June 30, 2003 and 2002, respectively. Total cost of revenues decreased to $223 for the three months ended June 30, 2003 from $384 for the three months ended June 30, 2002, reflecting principally savings due to a reduction in force in December 2002 which reduced the full time employee count to 15 at the end of 2002. Other items included in costs of revenues are amortization of capitalized software and costs associated with implementation services. Cost of revenues for the six months ended June 30, 2003 and 2002 were $439 and $889, respectively.

Total operating expenses decreased to $744 in the second quarter of 2003, from $1,410 in the year earlier period, reflecting principally additional savings from the reduction in force, reduced sales and marketing expense as a result of changing to an indirect sales model during 2002, as well as overall cost control measures. For the six months ended June 30, 2003, operating expenses totaled $1,520 compared to $3,326 for the six months ended June 30, 2002.

Other expenses in the three months ended, June 30, 2003 increased to $436 from $8 in the three months ended June 30 2002, reflecting principally non-cash convertible note discount accretion associated with the convertible notes issued in January and March 2003. For the six months ended June 30, 2003, other expenses totaled $660 compared to $37 for the six months ended June 30, 2002, again principally reflecting non-cash convertible note discount accretion.

Liquidity and Capital Resources

At June 30, 2003, cash and cash equivalents increased to $146, compared to the December 31, 2002 amount of $-0-. For the six months ended June 30, 2003, the cash flows from operating activities resulted in a net use of cash of $1,695 compared to $1,841 for the six months ended June 30, 2002. This use of cash was primarily due to payments of accounts payable and accrued expenses.

The cash flows from investing activities during the six month period ended June 30, 2003 resulted in a use of cash of $6 to fund the purchase of equipment. There were no investing activities in the six months ended June 30, 2002.

For the six months ended June 30, 2003, the cash flows from financing activities resulted in net cash provided by financing activities of $1,847. The principal increase in cash was due to proceeds from the issuance of common stock and convertible notes and exercise of common stock warrants. For the six months ended June 30, 2002, the cash flow from financing activities were principally due to proceeds from the exercise of common stock warrants of $805 as well as proceeds from the issuance of common stock of $1,499.

Information with respect to sales of Company securities are included as part of the Company’s financing activities during this period and is incorporated by reference to Note #4 of the Notes to Consolidated Financial Statements included herein.

Back to Contents

MANAGEMENT’S DESCCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except share and per share data)

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company’s working capital requirements over the period through the second quarter of 2004. In addition to the loss of $(1,854) realized during the six month period ended, June 30, 2003, the Company incurred substantial losses from operations of approximately ($6,001) and ($10,434) during the years ended December 31, 2002 and 2001, respectively. If additional financing is required in the period through the second quarter of 2004, such funding may not be readily available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

Inflation

Although there can be no assurance that the Company’s business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the results of operations or financial condition of the Company during the periods presented herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the six month period ended June 30, 2003 and the year ended December 31, 2002, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net income per share –(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share –(assuming dilution) would be reduced.

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

Management of the Company, under the direction of the Company’s Chief Executive Officer and Interim Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that review and evaluation, the Chief Executive Officer and Interim Chief Financial Officer, along with other key Management of the Company, have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him on a timely basis.

Back to Contents

MANAGEMENT’S DESCCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except share and per share data)

PART II – OTHER INFORMATION

Item 1 -	Legal Proceedings

No actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to be material to the Company’s financial condition or results of operations.

Item 2 -	Changes in Securities and Use of Proceeds – None

Item 3 -	Default Upon Senior Securities – None

Item 4 -	Submission of Matters to a Vote of Security Holders – None

Item 5 -	Other Information – None

Item 6 -	Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

Reports on Form 8-K – Change in Registrant’s Auditors, August 29, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.

SEDONA CORPORATION

DATE:	October 2, 2003	/S/Marco A. Emrich

Marco A. Emrich
President/Chief Executive Officer

DATE:	October 2, 2003	/S/Anita M. Primo

Anita M. Primo
Controller and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)