Form 10-Q
period 2003-09-30
SEDONA CORP
filed 2003-11-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


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

         At November 10, 2003, there were 56,488,471 shares outstanding of the registrant's common stock, par value $0.001 per share.

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


         Consolidated Balance Sheets -- September 30, 2003 (Unaudited)
         and December 31, 2002.......................................................................4

         Consolidated Statements of Operations -- (Unaudited)
         three months ended September 30, 2003 and 2002..............................................5


         Consolidated Statements of Operations -- (Unaudited)
         nine months ended September 30, 2003 and 2002...............................................5


         Consolidated Statements of Cash Flow -- (Unaudited)
         nine months ended September 30, 2003 and 2002...............................................6


         Notes to Consolidated Financial Statements -
         September 30, 2003..........................................................................7-14


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................................15-16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...................................16-17

Item 4.  Controls and Procedures.....................................................................17


PART II. OTHER INFORMATION

         Item 1 through Item 6.......................................................................18


SIGNATURE PAGE.......................................................................................19


CERTIFICATIONS.......................................................................................20-23

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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, Except Share and Per Share Data)


                                                                                    (unaudited)
                                                                                   September 30,         December 31,
                                                                                       2003                  2002
                                                                                ------------------------------------------
Assets
Current assets:

    Cash and cash equivalents                                                   $         45          $         -
    Restricted cash                                                                        -                   238
    Accounts receivable, net of allowance for doubtful accounts of $13
    and $16 at September 30, 2003 and December 31, 2002, respectively                    108                    53
    Accounts receivable, related party                                                   500                     -
    Prepaid expenses and other current assets                                             65                   186
                                                                                ------------------------------------------
Total current assets                                                                     718                   477

        Property and equipment, net of accumulated depreciation and
        amortization                                                                     115                   238
        Software development costs, net of accumulated amortization of $3,392 and $2,834 at September 30, 2003 and
        December 31, 2002, respectively                                                  491                 1,048
        Other                                                                             28                     7
                                                                                ------------------------------------------
Total non-current assets                                                                 634                 1,293
                                                                                ------------------------------------------
Total assets                                                                    $      1,352          $      1,770
                                                                                ==========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                             $        541          $        820
   Accrued expenses and other current liabilities                                        255                 1,226
   Deferred revenue                                                                      321                   394
   Note payable to related party                                                          86                   148
   Short-term debt- debentures                                                         1,390                     7
   Current maturities of long-term debt                                                   26                 1,010
                                                                                ------------------------------------------
Total current liabilities                                                              2,619                 3,605

Long-term debt, less current maturities                                                  953                    12
Interest payable                                                                          27                     -
                                                                                ------------------------------------------
Total long-term liabilities                                                              980                    12
                                                                                ------------------------------------------
Total liabilities                                                                      3,599                 3,617

Stockholders' equity/(deficit)
Class A convertible preferred stock
   Authorized shares - 1,000,000 (liquidation preference $3,280)
   Series A, par value $2.00, Issued and outstanding 500,000 shares                    1,000                 1,000
   Series F, par value $2.00, Issued and outstanding shares - 780                          2                     2
   Series H, par value $2.00, Issued and outstanding shares - 1,500                        3                     3
Common stock, par value $0.001
   Authorized shares -125,000,000, Issued and outstanding shares - 56,247,466 and
      51,301,197 in 2003 and 2002, respectively                                           56                    51
   Additional paid-in-capital                                                         59,652                57,285
   Accumulated deficit                                                               (62,960)              (60,188)
                                                                                ------------------------------------------
Total stockholders' equity/(deficit)                                                  (2,247)               (1,847)
                                                                                ------------------------------------------
Total liabilities and stockholders' equity/(deficit)                            $      1,352          $      1,770
                                                                                ==========================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                           -----------------------------------------------------------------
                                                                2003           2002               2003           2002
                                                           -----------------------------------------------------------------
Revenues:

   Product licenses (including related party fees of $475
   in 2003)                                                $         555  $          32      $         948  $         754
   Services                                                           67            484                439          1,255
                                                           -----------------------------------------------------------------
Total revenues                                                       622            516              1,387          2,009

Cost of revenues
   Product licenses                                                  187            282                558            928
   Services                                                           23             92                 91            335
                                                           -----------------------------------------------------------------
Total cost of revenues                                               210            374                649          1,263
                                                           -----------------------------------------------------------------
Gross profit                                                         412            142                738            746
Expenses:
   General and administrative                                        573            808              1,542          2,748
   Sales and marketing                                               114            242                262            985
   Research and development                                          228            317                631            960
   Reserve for litigation                                              -            469                  -            469
                                                           -----------------------------------------------------------------
Total operating expenses                                             915          1,836              2,435          5,162
                                                           -----------------------------------------------------------------
Loss from operations                                                (503)        (1,694)            (1,697)        (4,416)
Other expenses:
   Debenture interest expense                                       (358)             -               (938)             -
   Interest expense                                                  (56)            (9)              (137)           (46)
                                                           -----------------------------------------------------------------
Total other (expense)                                               (414)            (9)            (1,075)           (46)
                                                           -----------------------------------------------------------------
Loss from operations before provision for income taxes              (917)        (1,703)            (2,772)        (4,462)
Income taxes                                                                          -                  -              -
                                                           -----------------------------------------------------------------
Net loss                                                            (917)        (1,703)            (2,772)        (4,462)
Preferred stock dividends                                            (76)           (76)              (227)          (227)
                                                           -----------------------------------------------------------------
Net loss applicable to Common Stockholders                 $        (993) $      (1,779)     $      (2,999) $      (4,689)
                                                           =================================================================

Basic and diluted net loss per share applicable
  to common shares                                         $       (0.02) $       (0.04)     $       (0.06) $       (0.10)
                                                           =================================================================

Basic and diluted weighted average common shares
  outstanding                                                 55,329,012     47,600,831         53,852,859     46,086,565
                                                           =================================================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             ---------------------------------
Operating activities                                                               2003            2002
                                                                             ---------------------------------

Net loss from operations                                                     $    (2,772)     $    (4,462)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      137              220
   Gain on the sale of property and equipment                                         (4)               -
   Software amortization                                                             558              896
   Accretion of discount on convertible note                                         938                -
   Option and warrant based compensation                                              23                -
   Charge for employer 401(k) stock contribution                                      82               97
Changes in operating assets and liabilities:
   Accounts receivable                                                              (555)             197
   Decrease in restricted cash                                                       238                -
   Prepaid expenses and other current assets                                         121              131
   Other non-current assets                                                          (21)              (2)
   Accounts payable and accrued expenses                                          (1,223)            (494)
   Deferred revenue and other                                                        (73)             226
   Legal contingency                                                                    -             469
                                                                              --------------------------------
Net cash used in operating activities                                             (2,551)          (2,722)


Investing activities
Purchase of property and equipment                                                   (21)               -
Proceeds from the sale of property and equipment                                      11                -
                                                                             ---------------------------------
Net cash used in investing activities                                                (10)               -

Financing activities
Issuance of convertible note                                                       1,765                -
Repayments of long-term obligations                                                  (43)             (44)
Payments on redemption of debenture                                                    -             (399)
Proceeds from the issuance of common stock, net                                      756            1,927
Proceeds from exercise of common stock warrants, net                                 190            1,206
Repayment of note payable-related party                                              (62)               -
                                                                             ---------------------------------
Net cash provided by financing activities                                          2,606            2,690
                                                                             ---------------------------------
Net increase (decrease) in cash and cash equivalents                                  45              (32)
Cash and cash equivalents, beginning of period                                         -              103
                                                                             ---------------------------------
Cash and cash equivalents, end of period                                     $        45      $        71
                                                                             =================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


Note #1: General
         -------

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be experienced for the year ended December 31, 2003.

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company's working capital requirements over the period through the third quarter of 2004. In addition to the loss of ($2,772) realized during the nine month period ended September 30, 2003, the Company incurred substantial losses from operations of approximately ($6,001) and ($10,434) during the years ended December 31, 2002 and 2001, respectively. If additional financing is required in the period through the third quarter of 2004, such funding may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2002 annual financial statements on Form 10-K and Form 10K/A filed April 15 and April 16, 2003, respectively, as well as the Company's Forms 10-Q, filed May 13, 2003, August 18, 2003 with amendment filed October 3, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's fiscal 2002 Annual Report on Form 10-K.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation":

                                                                         Nine months ended September 30,
                                                                           2003                  2002
                                                                    --------------------------------------
Net income/loss applicable to common stockholders                   $       (2,999)       $        (4,689)
Deduct:  Total stock-based employee expense
  determined under the fair value based method
  for all awards, net of related tax benefits                                 (707)                (1,155)
                                                                    --------------        ---------------
Pro-forma net income/loss
applicable to common stockholders                                   $       (3,706)       $        (5,844)
                                                                    ==============        ===============
Diluted earnings per common share                                   $        (0.06)       $         (0.10)
Pro-forma diluted earnings per common share                         $        (0.07)       $         (0.13)

Note #2: Restricted Cash
         ---------------

In December 2002, the Company negotiated a cancellation of its executive office lease for facilities at 455 South Gulph Road, Suite 300, King of Prussia, PA 19406 and entered into a new lease for smaller space at 1003 West Ninth Avenue, Second Floor, King of Prussia, PA 19406. In January 2003 the Company paid $104 of accrued rent and a $134 termination charge from restricted cash to settle the obligation at its former leased facility. The balance of restricted cash at September 30, 2003 is $0.

Note #3: Property and Equipment
         ----------------------

Property and equipment consists of:

                                                                       September 30        December 31,
                                                                           2003                2002
                                                                    --------------------------------------
Machinery and equipment                                             $        1,006         $      1,003
Equipment under capital lease                                                  203                  227
Furniture and fixtures                                                         155                  152
Leasehold improvements                                                          77                   62
Purchased software for internal use                                            193                  193
                                                                    --------------------------------------
                                                                             1,634                1,637
Less accumulated depreciation and amortization                              (1,519)              (1,399)
                                                                    --------------------------------------
                                                                    $          115         $        238
                                                                    ======================================

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


Note #4: Stockholders' Equity and Other Financing Activities
         ---------------------------------------------------

During the first quarter of 2003, there were a total of 305,000 Common Stock options with exercise prices ranging from $0.17 to $0.24 granted to Directors of the Company.

During January 2003 an agreement was reached with certain Directors of the Company to satisfy a $211 liability for previously rendered services with 1,320,854 shares of Common Stock, of which 568,906 were issued as of September 30, 2003. Also during January 2003, the Company issued 37,500 shares of Common Stock to a vendor in lieu of a $6 cash payment.

In January 2003, the Company issued an 8% convertible debenture to Mr. David R. Vey and received proceeds of $120. The debenture matures on January 5, 2004 and is convertible at any time at the option of the holder into 2,000,000 share of Common Stock until that date. Also during January 2003, the Company received $700 in exchange for the Company's issuance of a $100 convertible debenture and a $600 promissory note, each bearing interest at a rate of 7%, and which both mature on January 15, 2004. The Company may extend the maturity of each instrument for up to three additional years subject to required pay downs. The convertible debenture can be converted at the option of the holder into 10,000,000 shares of Common Stock. Additionally, in March 2003, the Company received an additional $500 from Mr. Vey in exchange for a $400 promissory note and a $100 convertible debenture maturing in March 2004, bearing interest at a rate of 7%, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 convertible debenture is convertible at the option of the holder into 10,000,000 shares of Common Stock.

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

During the first quarter of 2003 the Company issued 134,461 shares of Common Stock to third parties for services rendered in the amount of $25; 107,369 of these shares were issued to a Director of the Company.

During the second quarter of 2003 the Company issued 198,836 shares of Common Stock to third parties for services rendered in the amount of $51; 53,770 of these shares were issued to a Director of the Company who retired in July 2003.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


Also during the second quarter of 2003, the Company recognized $181 from the exercise of 560,000 Common Stock Warrants.

During the second quarter of 2003, the Company issued Common Stock pursuant to an Employee 401(k) Plan, whereby certain contributions are matched by the Company in Company common stock valued at $82, resulting in the issuance of 514,713 shares of Common Stock.

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

In September 2003, the Company also entered into a $160 convertible debenture with Mr. David Vey that bears interest at 8% per annum and is due September 25, 2004. The debenture is convertible at the option of the holder at any time into 888,889 shares of Common Stock.

During the third quarter of 2003 the Company issued 248,229 shares of its Common Stock to third parties for services rendered in the amount of $55. The Company also issued 591,676 shares of its Common Stock in lieu of $158 in fees related to the litigation entered into by the Company as fully explained in Note 12.

Subsequent to September 30, 2003, the Company issued an additional 85,729 shares of its Common Stock to third parties for services rendered in the amount of $15. The Company also issued 155,277 shares of its Common Stock in lieu of $28 in fees related to the litigation entered into by the Company as fully explained in
Note 12.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2003 equaled $961 or $1.91 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


Note #5: Major Customers
         ---------------

Revenues generated from five major alliance partners in the quarter ended September 30, 2003 accounted for 96% of total revenues.

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

In August 2003, SEDONA announced that it had signed an agreement to resell Intarsia with WorldNet Consulting, S.A. The agreement provides WorldNet with the exclusive rights to market, sell and distribute Intarsia in Spain and Portugal. The agreement marks the first international distribution for SEDONA and provides the Company with an opportunity to expand its marketshare into the European market.

Also in August 2003, the Company announced it had signed an agreement with Pinkerton Computer Consultants, Inc. to resell Intarsia to the property and casualty insurance market. The agreement with Pinkerton is the second significant reseller agreement, targeting the insurance market, signed by the Company this year. In January of 2003, the Company announced that American International Technology Enterprises, Inc. (AITE), a member company of American International Group (AIG) also signed an agreement to resell SEDONA's CRM solution.

In September 2003, the Company announced it had signed a licensing agreement with ACEncrypt Solutions, LLC. The agreement gives ACEncrypt Solutions a perpetual, non-exclusive license for Intarsia in the financial services market, including community and regional banks, credit unions and insurance companies. ACEncrypt was also granted by SEDONA, a two- year exclusive license for development of derivative products from Intarsia for the healthcare market, to assist healthcare providers in securing and managing digital patient information. This transaction is a related party transaction as discussed in
Note 7 to these financial statements.

Note #7: Related Party Transactions
         --------------------------

In September 2003, the Company sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000, which includes delivery of the current version of Intarsia plus the cost of

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


other contract defined milestones related to the development of derivative products for the healthcare market. The Company has recognized $475 of revenue from this transaction in the third quarter of 2003 related to sale of Intarsia, the balance of the contract has been deferred until delivery of the remaining milestones in accordance with SOP 97-2. At September 30, 2003 accounts receivable reflects $500 related to this transaction, and the balance is due in monthly installments of $100 starting from the effective date of the agreement.

In March 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of stock warrants and cash. The Company's Chief Marketing Officer, Alyssa Dver, founded Lead Factory. The terms of the sale included issuance of 100,000, ten-year warrants, at an exercise price of $0.72 per share upon the signing of the agreement. The Company also accrued $50 in royalties earned under the terms of this agreement during the third quarter of 2003. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when the Company acquired a 10% equity interest, which interest the Company has subsequently fully reserved. This purchase agreement supercedes all earlier agreements with Lead Factory.

Note #8: Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

                                                                         Nine months ended September 30
                                                                     ----------------------------------------
                                                                           2003                   2002
                                                                     -----------------      -----------------

Cash paid during period for interest                                          $  13                $    34
                                                                     =================      =================
Conversion of Director liability to equity                                    $ 211                $     -
                                                                     =================      =================
Cash expenses incurred relative to new equity                                 $   -                $   130
                                                                     =================      =================
Conversion of debenture and preferred stock to common stock                   $   -                $   400
                                                                     -----------------      -----------------

Note #9: Contingencies
         -------------

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor's unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $1,350 due in 2002 and $1,500 due in 2003, owed to the software vendor.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


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

Effective July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and equity section of the statement of financial position. Adoption of SFAS No. 150 had no effect on the Company's financial statement presentation for the quarter ended September 30, 2003.

Note #11: CIMS Transaction
          ----------------

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of up to $4,350. $550 in five-year warrants were issued, $1,300 (with face value of $1,500) was paid in preferred stock, a minimum of $1,000 due in October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500 will be paid contingent on performance of the business unit acquired (the "Contingent Payment"). Through June 30, 2003, the Company had paid approximately $50 related to the Required Payment. There is no contingent payment due. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. In November 2003, the Company has restructured the agreement with Acxiom. The Company has issued a promissory note for the $953 required payment, at an interest rate of 8% per annum. All unpaid principal and interest are due no later than May 26, 2006. The restructured terms also include: 1.) Extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; 2.) Payment of trade payables due totaling $132, which are accrued net of a credit due back to the Company of $78; and 3.) Agreement to provide $262 worth of services to Acxiom, if requested by Acxiom. Company Management believes that there is a remote possibility of having to provide any future services related to this agreement.

                       SEDONA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)


Note #12: Litigation
          ----------

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

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations
           (In thousands, except share and per share data)

Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the three and nine months ended September 30, 2003 and 2002.

Revenues for the three months ended September 30, 2003 and 2002 were $622 and $516, respectively. Year-to-date revenues for the nine months ended September 30, 2003 and 2002 were $1,387 and $2,009, respectively. Revenues for 2003 were lower than the same period a year ago due to a change in the Company's business model to an indirect sales approach where the Company distributes its product through third party alliance partners (TPAP). Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner and on maintenance charged to customers by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA.

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

Gross profit/loss in the third quarter of 2003 was $412 compared to $142 in the same period a year earlier and $738 and $746 for the nine months ended September 30, 2003 and 2002, respectively. Total cost of revenues decreased to $210 for the three months ended September 30, 2003 from $374 for the three months ended September 30, 2002, reflecting principally savings due to a reduction in force in December 2002 which reduced the full time employee count to 15 at the end of 2002. Other items included in costs of revenues are amortization of capitalized software and costs associated with implementation services. Cost of revenues for the nine months ended September 30, 2003 and 2002 were $649 and $1,263, respectively.

Total operating expenses decreased to $915 in the third quarter of 2003, from $1,836 in the year earlier period, reflecting principally additional savings from the reduction in force, reduced sales and marketing expense as a result of changing to an indirect sales model during 2002, as well as overall cost control measures. For the nine months ended September 30, 2003, operating expenses totaled $2,435 compared to $5,162 for the nine months ended September 30, 2002.

Other expenses in the three months ended September 30, 2003 increased to $414 from $9 in the three months ended September 30 2002, reflecting principally non-cash convertible note discount accretion associated with the convertible notes issued in 2003. For the nine months ended September 30, 2003, other expenses totaled $1,075 compared to $46 for the nine months ended September 30, 2002, principally reflecting interest expense on the outstanding debenture obligations and notes payable to related parties.

Liquidity and Capital Resources
-------------------------------

At September 30, 2003, cash and cash equivalents increased to $45, compared to the December 31, 2002 amount of $-0-. For the nine months ended September 30, 2003, the cash flows from operating activities resulted in a net use of cash of $2,551 compared to $2,722 for the nine months ended September 30, 2002. This use of cash was primarily due to payments of accounts payable and accrued expenses.

The cash flows from investing activities during the nine month period ended September 30, 2003 resulted in a use of cash of $10 to fund the purchase of equipment, net of proceeds from the sale of equipment. There were no investing activities in the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, the cash flows from financing activities resulted in net cash provided by financing activities of $2,606. The principal increase in cash was due to proceeds from the issuance of common stock and convertible notes and the exercise of common stock warrants. For the nine months ended September 30, 2002, the cash flows provided by financing activities were principally due to proceeds from the issuance of common stock and exercise of common stock warrants, net of payments made to retire a debenture.

Information with respect to sales of Company securities are included as part of the Company's financing activities during this period and is incorporated by reference to Note #4 of the Notes to Consolidated Financial Statements included herein.

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company's working capital requirements over the period through the third quarter of 2004. In addition to the loss of ($2,772) realized during the nine month period ended September 30, 2003, the Company incurred substantial losses from operations of approximately ($6,001) and ($10,434) during the years ended December 31, 2002 and 2001, respectively. If additional financing is required in the period through the second quarter of 2004, such funding may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

Inflation
---------

Although there can be no assurance that the Company's business will not be affected by inflation in the future, Management believes inflation did not have a material adverse effect on the results of operations or financial condition of the Company during the periods presented herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the nine month period ended September 30, 2003 and the year ended December 31, 2002, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

Item 4. Controls and Procedures
        -----------------------

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

Management of the Company, under the direction of the Company's Chief Executive Officer and Interim Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that review and evaluation, the Chief Executive Officer and Interim Chief Financial Officer, along with other key Management personnel of the Company, have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

PART II - OTHER INFORMATION
---------------------------

         Item 1 -     Legal Proceedings

                      No actions other than matters involved in the ordinary course of business are currently known by Management and none of these are believed by Management to be material to the Company's financial condition or results of operations.

         Item 2 -     Changes in Securities and Use of Proceeds - None

         Item 3 -     Default Upon Senior Securities - None

         Item 4 -     Submission of Matters to a Vote of Security Holders

                      Proposal #1: In the Election of Directors to Terms Expiring in 2004
                      ------------------------------------------------------------------------------------
                                                           FOR                WITHHELD        TOTAL
                      ------------------------------------------------------------------------------------
                      Marco A. Emrich                    39,537,651          2,832,166        42,369,817
                      ------------------------------------------------------------------------------------
                      Victoria V. Looney                 41,709,211            660,606        42,369,817
                      ------------------------------------------------------------------------------------
                      Jack A. Pellicci                   41,368,180          1,001,637        42,369,817
                      ------------------------------------------------------------------------------------
                      James C. Sargent                   40,809,380          1,560,437        42,369,817
                      ------------------------------------------------------------------------------------
                      Robert M. Shapiro                  41,213,380          1,156,437        42,369,817
                      ------------------------------------------------------------------------------------
                      David R. Vey                       41,685,596            684,221        42,369,817
                      ------------------------------------------------------------------------------------
                      James T. Womble                    41,313,422          1,056,395        42,369,817
                      ------------------------------------------------------------------------------------
                      Proposal #2: Increase the Authorized Number of Shares of Common Stock
                      ------------------------------------------------------------------------------------
                                                           FOR                 AGAINST        ABSTAIN
                      ------------------------------------------------------------------------------------
                      Beneficial Common                  33,114,603          3,067,524            77,700
                      ------------------------------------------------------------------------------------
                      Registered Common                   4,326,006          1,422,984           361,000
                      ------------------------------------------------------------------------------------
                      Total Shares Voted                 37,440,609          4,490,508           438,700
                      ------------------------------------------------------------------------------------

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

                           Exhibit 31.1 Statement Under Oath of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

                           Exhibit 31.2 Statement Under Oath of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

                           Exhibit 32.1 Statement Under Oath of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

                           Exhibit 32.2 Statement Under Oath of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 2, 2003.

                      Reports on Form 8-K - Change in Registrant's Auditors,
                                            August 29, 2003.
                                            Results of Election of Board of
                                            Directors

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                  SEDONA CORPORATION




DATE:   November 14, 2003         /s/Marco A. Emrich
      ------------------------    -------------------------------
                                  Marco A. Emrich
                                  President/Chief Executive Officer


DATE:   November 14, 2003         /s/Anita M. Primo
      ------------------------    -------------------------------
                                  Anita M. Primo
                                  Controller and Interim Chief Financial Officer
                                  (Principal Financial and Accounting Officer)