Form 10-K
period 2003-12-31
SEDONA CORP
filed 2004-03-30
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

{X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

{ } Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

                        Commission file number 000-15864

                               SEDONA CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Pennsylvania                                 95-4091769
        ----------------------------------                ----------------------
         (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                     Identification No.)

  1003 West 9th Avenue, Second Floor, King of Prussia, PA          19406
  --------------------------------------------------------     --------------
         (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 610-337-8400 Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
                   -------------------------------------------
                                (Title of class)

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

The aggregate market value of the Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on OTCBB system as of March 24, 2004 was $31,298,723.

The number of shares of the Registrant's common stock, $.001 par value per share ("common stock") issued and outstanding as of March 24, 2004 was 82,958,482 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "may", "will", "should", "could", "would", "plan", "estimates", "projects", "predicts", "potential" "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company", "SEDONA Corp." or SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART 1

ITEM 1. BUSINESS


Overview

SEDONA Corporation was incorporated in 1992 as Scan Graphics, Inc. and changed its name to SEDONA Corporation in 1999. SEDONA Corporation is a software application and services provider that develops and markets web-based Customer Relationship Management (CRM) solutions to small to mid-sized businesses (SMBs). The Company's CRM application solution, Intarsia(R), enables SMBs to increase the profitability of their customer portfolio to boost profits and shareholder value.

During the third quarter of 1999, the Company's Board of Directors decided to sell two divisions that were not part of its realigned strategy of focusing on the development of its Internet-based software products. Prior to the third quarter of 1999, the Company was made up of three components:

    o Tangent Imaging Systems (a manufacturing line of peripheral scanning equipment);

    o Technology Resource Centers, d/b/a TRC (a business service related to the Tangent Imaging Systems technology); and

    o Sedona GeoServices (a producer of software for mapping and visualization of business data).

As a result of the Board of Directors' comprehensive review of all business sectors, it was concluded that the Company would realign its focus to the software business as it had the best long-term prospects. On July 16, 1999, the sale of the assets of TRC was completed. On September 17, 1999, the sale of the Tangent Imaging Systems operation was completed. With the realignment of operations completed, the Company was then able to focus all efforts on the business of providing SMBs with web-based CRM application and service solutions. This is the only business segment from which SEDONA generates revenues.

To expedite the Company's plan of delivering CRM to its target market, on April 10, 2000, SEDONA announced its acquisition of the Customer Information Management System (CIMS) business unit from Acxiom Corporation. The CIMS business developed, marketed, serviced and supported CRM systems, focusing principally on financial services markets. As a result of this transaction, SEDONA gained a significant head start towards offering a comprehensive CRM solution.

Since the completion of the CIMS transaction, SEDONA has continued to enhance its offerings with several major product milestones achieved.

    o In October 2000, the Company delivered the first version of its customer relationship application solution, Intarsia, which provided a comprehensive set of components, including a customizable portal, profitability management, campaign management and support for wireless devices.

    o In November 2001, the Company announced availability of Intarsia version 3.2, which provided users new features to create and distribute reports throughout the enterprise. It also provided increased functionality in household management, as well as extended the platforms on which it operated to the IBM eServer xSeries family.

    o In December 2002, the Company announced the availability of Intarsia version 4.0, which, among many new features, delivered support for international markets by providing multiple-language and multiple-currency capabilities.

    o In December 2003, the Company again announced a new version of its CRM application solution Intarsia, which delivered multiple lines-of-business (across multiple vertical markets) support for a new agency management component, and significant enhancements to the update manager, point of service, report manager and campaign managers of a components of the product.


Description Of Business Strategy

SEDONA Corporation knows that the key to selling CRM successfully and profitably to SMBs is finding a solution that not only meets the organizations' unique industry, business, and budget requirements, but also provides them with proven technology and services that can be cost effectively integrated into their business. When these needs are met, SMBs can rapidly achieve a positive return on their CRM investment (ROI).

o   Targeting SMB's with a highly verticalized CRM application solution

The Company is strategically targeting SMBs as the first vertical market to introduce its leading CRM application solution. The SMB market represents the largest and fastest growing opportunity for CRM applications solutions as businesses place increasing emphasis on effectively managing the relationship of, and interaction with, their customers. This market, characterized by businesses with less than $250,000,000 in revenue and 500 employees, presents the greatest opportunity for CRM providers as the large-sized business (LB) market is becoming saturated with CRM deployments.

According to Aberdeen Group's Worldwide CRM Spending: Forecast 2002-2006 research report, the CRM spending in the LB market is expected to grow at a 2002-2006 CAGR of 4.0% compared to a much faster growth in the SMB market as indicated in the table below.

      ------------------------------- ----------------------- ----------------------- ---------------------
           Number of Employees          2002 CRM Spending       2006 CRM Spending             CAGR
      ------------------------------- ----------------------- ----------------------- ---------------------
                 1 to 19                      $577M                   $794M                   9.3%
      ------------------------------- ----------------------- ----------------------- ---------------------
                20 to 499                     $1.28B                  $1.8B                   8.9%
      ------------------------------- ----------------------- ----------------------- ---------------------

As a significant segment of the overall SMB market, small and mid-sized financial services organizations, represented by community and regional banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies, have identified CRM as a strategic initiative to improve the customer retention and profitability rates in a marketplace dominated by large national and international companies with greater resources, services and advertising power.

Aberdeen Group, in the same report, projects that the CRM spending in the financial services market will represent 18.8% of the overall CRM spending over the next three years.

            --------------------------------------- ----------------------------
                       Vertical Market                   % of CRM Spending
            --------------------------------------- ----------------------------
                        Manufacturing                          25.4%
            --------------------------------------- ----------------------------
                      Financial Services                       18.8%
            --------------------------------------- ----------------------------
                   Retail and Distribution                     13.6%
            --------------------------------------- ----------------------------
                      Business Services                         7.1%
            --------------------------------------- ----------------------------
                   Government and Education                     6.7%
            --------------------------------------- ----------------------------
                 Transportation and Utilities                   6.4%
            --------------------------------------- ----------------------------
                          Healthcare                            5.6%
            --------------------------------------- ----------------------------
                    Information Technology                      5.5%
            --------------------------------------- ----------------------------
                      Telecommunications                        4.7%
            --------------------------------------- ----------------------------
                            Others                              6.2%
            --------------------------------------- ----------------------------

SEDONA has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce the SEDONA CRM application solution.

Unlike most traditional, general-purpose CRM applications, Intarsia, is a vertical CRM application solution specifically designed and priced to meet the needs of SMBs with multiple lines-of-business across several vertical industries. Intarsia provides small to mid-sized financial services organizations with a complete and accurate view of their customers' relationships and interactions. This enables them to gain knowledge about their customers' preferences, needs and characteristics and build the appropriate strategies to more effectively target the right products to the right people at the right time. Intarsia provides those organizations with the ability to effectively identify, acquire, foster and maintain loyal, profitable customers.

Intarsia is an ideal solution for community and regional banks, credit unions, and insurance companies and agencies to maximize profits through effective customer relationship management, but who lack the resources required to develop, implement and maintain a CRM program on their own.

o Marketing SEDONA's proprietary solution to target markets through an indirect sales distribution channel

As part of SEDONA's efforts to rapidly and cost effectively capture a major share of the SMB market, the Company has adopted an indirect distribution channel strategy. Through a multiple sales distribution channel and innovative marketing programs, the Company hopes to garner awareness and market leadership.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market, and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.

  o Under the agreements with SEDONA's current distribution partners, which include Fiserv Systems, Inc., Sanchez Computer Associates, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, Pinkerton Computer Consultants, Inc., EastPoint Technologies, ACEncrypt Solutions, LLC, WorldNet Consulting S.A. and American International Technology Enterprises, Inc., a member company of AIG, the Company is paid royalty fees for every sale of its technology, whether as a component of its partner's total solution or as a standalone offering. The Company also collects additional royalties for every customer maintenance contract for using its technology, as a component of its partner's total solution or as a standalone offering.

The Company has also established partnerships with a number of proven business and technical consulting services providers such as Paragon Consulting; these partnerships provide the Company's distribution partners and their customers' deep industry knowledge and expertise to assure a successful implementation of their Intarsia-based CRM solutions.

As recognition of the robustness and completeness of SEDONA's CRM solution, in February 2001, the Company was awarded by IBM Corporation, an Advanced Business Partner Designation in the IBM PartnerWorld Program for Developers. This important status provides SEDONA with additional opportunities to expand business partnerships through the IBM channels. This relationship has already enabled SEDONA to start working with IBM's channel partners such as Sanchez, Fiserv and AIG.

o Removing the Barriers to Purchasing and Maintaining a CRM System

In-house application hosting is a licensing and implementation model that provides SMBs with a fully integrated system. It includes all the software, hardware and services required for the deployment of a comprehensive, internet-based enterprise business application, which resides at their own site, for an affordable, fixed monthly fee.

In-house application hosting is a viable alternative to the purchase and ASP models because it is so cost effective. It is especially attractive for SMBs that lack the financial resources and IT infrastructure to deploy an on-site enterprise business application such as CRM.

The in-house application hosting model is an extremely valuable solution for all its current and future OEM and reseller partners because it:

  o Shortens the sales cycle by greatly reducing the financial barriers - software, hardware and `peopleware' costs - and the resource requirements on a customer's existing IT organization:

  o Builds a rapidly recurring revenue stream, as the solution can immediately be made available to an existing customer base with a low monthly fee to stimulate volume deployment:

  o Generates new revenue opportunities through the up-sell of new integration and training services as well as software upgrades: and

  o Results in achieving a positive return on investment more rapidly than traditional software licensing. The immediate availability of the application enables organizations to capitalize on its benefits right away.

The complete solution achieved by branding and integrating SEDONA's Intarsia technology into its partners' core business applications, combined with their marketing strength, broad distribution channels and strong reputation, provides SMBs with the opportunity to enjoy all the benefits of implementing an enterprise-wide CRM application.

o Staying in the forefront of CRM technology

Intarsia provides SMBs with a CRM solution that is tightly integrated with their business processes and back-end systems. It enables them to optimize their return on customer relationships by personalizing the management and interaction with their customers and ensuring that the sales and marketing efforts are strategically managed towards increased company profitability.

Exploiting the ubiquity of the Internet, Intarsia's comprehensive set of components provides SMBs with a robust set of marketing analytics and operational CRM capabilities necessary to:

  o Have a 360(degree) view of the customer by integrating the front, back, and mobile offices into one, comprehensive database of information about customers and prospects;

  o Analyze customer and prospect data enabling them to manage critical business performance such as profitability of customers (accounts, members and policy holders), personnel, households and products;

  o Measure the effectiveness of the organization's lead generation and marketing campaigns and ensure timely follow-up of referrals, customer requests, and sales leads;

  o Improve coordination and communication between SMBs and their customers, greatly enhancing the ability to deliver effective service and improve organizational productivity; and

  o Automate business processes that may be critical for the effective management and monitoring of the relationships and interactions with their customers.

Intarsia seamlessly enhances the SMBs customer and prospect data with user demographics, behaviors, interests and preferences information provided by third-party content management suppliers. This enhanced data is then analyzed to create timely and precise information-on-demand. This information is then used by all of Intarsia's components in order to enable them to:

  o Create "look-a-like" models to identify prospects effectively that share the same characteristics as their best customers, increasing their ability to acquire new customers;

  o Help predict customer retention and make profitable cross-sell (next best product) recommendations; and

  o Develop personalized sales, marketing and services programs aimed at retaining their most profitable customers and turn unprofitable customers into profitable ones.

All this functionality is available to Intarsia users via a standard web browser, over a wireline or wireless network, enabling both front- and back-office personnel to have consistent and timely information about customers and prospects. With mobile device usage on the rise, this capability will be increasingly critical as users become less tethered to an office location and travel or conduct face-to-face customer meetings outside their offices.

o   Focusing on company's bottom line results

The Company is committed to providing high returns to both its distribution partners and to its shareholders. Every investment in new products, markets and personnel must provide a measurable return of investment and provide a clear path to achieve profitability.

Research & Development

The main strategy of SEDONA's research and development activities is to provide high-quality, high-value products and support services in a consistent and predictable manner as follows:

o Promote and cultivate a culture of team-based development:

  o The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia application solution. Each project team also provides technical assistance to the system integration group.

  o Implement a state-of-the-art software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process:

SEDONA has adopted the Base Level Integration Plan software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology breaks the development of sophisticated products into four, pre-defined cycles per year resulting in two major product releases on May 1 and November 1 of each year. It also allows the Company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.

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

Research and development expenses were $878,000, $1,227,000, and $383,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Trademarks and Copyrights

SEDONA strongly believes in copyrighting and trademarking its products and services. The Company has a service mark for a logo design, which was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002, and a second service mark for the word mark "SEDONA" that was registered with the USPTO on March 24, 2003.

The Company also filed an application for federal registration of the word mark "INTARSIA" with the USPTO. This application was filed on March 8, 2000 and was published for opposition on September 4, 2001. Following this publication, the Company received a Notice of Opposition on January 17, 2002 from the Intarsia Corporation that opposed SEDONA's "INTARSIA" mark for "computer software that tracks and organizes customer and prospective customer data and organizes marketing information, for use in customer relationship management." Subsequently Intarsia Corporation agreed to accept a co-existence agreement for the mark. SEDONA has the exclusive right to use the "Intarsia" trademark in connection with its services, as recited in the registration thereof.

Customers

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions, allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line.

Five alliance partners accounted for ninety-six percent of sales in 2003. Two alliance partners accounted for fifty-two percent of sales in 2002 and no single customer accounted for more than ten percent of sales in 2001.

Backlog

Revenue backlog consists of unfulfilled purchase contracts; service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for advanced royalties and maintenance contracts where revenues are recognized ratably over the life of the contract. As of December 31, 2003, the Company had a revenue backlog of $323,000, substantially all of which is expected to be recognized as revenue in 2004.

Competition

The CRM market has offerings from providers that focus on sales force automation, call center management, contact management and other components that address certain aspects of the management of customer relationships. The Company offering is unique in that it combines a completely tailored CRM application solution for the SMB market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company's partners. SEDONA's OEM and reseller agreements with leading solution providers for the SMB market enable the Company to leverage their marketing strength, broad distribution channels and strong reputation, These strategic partnerships provide SEDONA with a significant revenue opportunity and strengthen its competitive position.

SEDONA's primary competitors are John Harland Company, Harte-Hanks and Centrax Group. Harland has historically been primarily a provider of checks and other financial forms to financial institutions. Harte-Hanks is primarily focused on CRM and Internet marketing of response management in many different market areas. Centrax is a private vendor primarily focused on low cost solutions in the financial services business. SEDONA believes that it maintains superior product capabilities that provide a fully integrated, robust CRM solution in contrast to the generally older technologies of its principal competitors. Also, CRM is SEDONA's only business and the Company's focus on the SMB market enables it to maintain a strong reputation in that market.

Because competitors can easily penetrate the software market, the Company anticipates additional competition from other established and new companies as the markets for CRM applications continue to develop. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with SEDONA's smaller competitors. The Company expects that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire a significant market share.

Increased competition may result from acquisitions of other customer relationship management vendors. The results of increased competition, including price reductions of the Company's products, and reduction of market share, could materially and adversely affect its business, operating results and financial condition. In several of its targeted vertical markets, the Company believes there is a distinct trend by competitors toward securing market share at the expense of profitability. This trend could have an impact on the mode and success of SEDONA's ongoing business in these segments.

SEDONA believes that the most important competitive factor, which enables it to differentiate from the competition, is its focus on delivering a specifically tailored CRM solution to the SMB market through a number of leading-edge core processor providers. Because the core processor providers are responsible for the SMB's mission-critical business applications, they have all the information required to make the implementation of a CRM solution viable. Using the core processor providers as a sales, marketing and distribution channel considerably improves SEDONA's opportunity to establish itself as a leading provider of CRM application software and services as those organizations create a formidable barrier for other CRM providers to enter the market. There are additional core processing providers that SEDONA is seeking to establish partnerships with and the Company anticipates expanding its leadership in the market this way.

The Company further believes it is in a position for sustainable leadership and business success based on the following factors:

  o Management - The Company has many years of management-level experience dealing with the SMB and software markets and has also established processes to ensure that it can effectively deliver quality software on time;

  o Market leadership - The Company has established leadership in its market sector and believes that it has set the benchmark for others to follow; and

  o Technical - The Company has a very advanced product and knowledge base within its engineering group.

Employees

As of March 25, 2004, we had 16 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management team for the successful operation and development of its business, particularly Mr. Marco A. Emrich, who currently serves as the Company's Chief Executive Officer and President. The loss of the services of one or more of the Company's management personnel, including Mr. Emrich, could materially and adversely affect the operation of the Company. The Company does not carry key man insurance on its executives. In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, production, and marketing.

There is keen competition for such highly qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.  DESCRIPTION OF PROPERTY


In January 2003, SEDONA entered into a lease for space at 1003 West 9th Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The lease is for 3,403 square feet and extends until December 31, 2005 at an annual base rate of $68,000 plus a yearly escalation charge of three percent. In approximately April 2004, the Company intends to add 867 square feet of space to its King of Prussia office. The lease will extend through December 31, 2005 at an annual rate of $15,000 plus a yearly escalation charge of three percent. The King of Prussia office serves as the Company's corporate office.

In November 2003, SEDONA entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The lease term is two years and two months, at a base annual rate of $5,000 plus a yearly escalation charge of three percent.

Management believes that the current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On October 17, 2002, the Court of Common Pleas of Montgomery County, Pennsylvania, rendered a judgment for a former employee of Scan Graphics, for $361,000 plus interest, totaling $469,000. The suit had originally commenced in March 1998 for alleged termination of contract. In December 2002, a settlement was reached wherein the judgment would be satisfied by the issuance of 1,200,000 shares of the Company's common stock and related registration rights. The aggregate charge including legal fees was $276,000, and resulted in a reduction of $193,000, in the fourth quarter of 2002 to the previously recorded charge.

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into Intarsia. By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. SEDONA notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor in 2001, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and the Company has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract.

On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

In January 2004, the Company notified one of its consultants, Hunter A. Carr, that per its May 6, 2003 litigation support agreement and database participation agreement, the consultant had not performed his duties noted therein and is in default of the contracts. The Company is in the process of trying to resolve the dispute and has suspended payments to the consultant starting in December 2003, pending satisfactory resolution of the matter. Per the agreements, the Company was obligated to pay $14,910 per month under the litigation support agreement and $6,900 per month under the database participation agreement. The Company believes it has a meritorious defense against this claim.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5:  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS


Market Price of and Dividends of the Company's Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA's common stock. Until January 8, 2003, the Company's common stock was quoted on The NASDAQ SmallCap Market under the symbol "SDNA". Since January 9, 2003, the common stock has been available for trading on the OTC Bulletin Board under the same symbol. The last reported sale price of SEDONA common stock on March 24, 2004 was $0.53. At that time, there were approximately 7,800 holders of SEDONA common stock.

                                                                     High                     Low
                                                              -------------------      ------------------
                  Year ended December 31, 2002:
                  -------------------------------------------
                   Quarter ended March 31, 2002                      $0.94                  $0.58
                   Quarter ended June 30, 2002                        1.41                   0.55
                   Quarter ended Sept. 30, 2002                       0.58                   0.34
                   Quarter ended Dec. 31, 2002                        0.40                   0.15

                   Year ended December 31, 2003:
                  -------------------------------------------
                   Quarter ended March 31, 2003                      $0.25                  $0.12
                   Quarter ended June 30, 2003                        0.51                   0.17
                   Quarter ended Sept. 30, 2003                       0.28                   0.16
                   Quarter ended Dec. 31, 2003                        0.40                   0.18

                   Year ended December 31, 2004:
                  -------------------------------------------
                   Quarter through March 24, 2004                    $0.75                  $0.39


Dividends

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

Equity Compensation Plans

                                        Equity Compensation Plan Information

                                                                                                 Number of Shares
                                                                                               Remaining Available
                                                                         Weighted-Average      for Future Issuance
                                                                        Exercise Price of          under Equity
                                              Number of Shares to be      Outstanding           Compensation Plans
                                             Issued Upon Exercise of        Options,          (excluding securities
                                               Outstanding Options,       Warrants and          reflected in 1st
            Plan Category                      Warrants and Rights           Rights                 column)
----------------------------------------     -----------------------    -----------------     ---------------------
Equity compensation plans approved by              18,556,713                $1.23                 5,940,000
   security holders (1).................
Equity compensation plans not approved
   by security holders (2)..............                    -                    -                         -

Total...................................           18,556,713                $1.23                 5,940,000

(1)  These plans consist of the 2000 Incentive Stock Option Plan.

(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Recent Sales of Securities

During the first quarter of 2003, there were a total of 305,000 common stock options with exercise prices ranging from $0.17 to $0.24 granted to Directors of the Company.

During January 2003, an agreement was reached with certain Directors of the Company to satisfy a $211,000 liability for previously rendered services via a grant of 1,320,854 shares of the Company's common stock. As of December 31, 2003, 568,906 shares were issued; the balance of the remaining 751,948 shares was issued in January 2004.

During January 2003, the Company issued 37,500 shares of the Company's common stock to a vendor in lieu of $6,000 cash payment.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)


During the first quarter of 2003, the Company issued 212,789 shares of its common stock to third parties for services rendered in the amount of $37,000; 107,369 of these shares were issued to a Director of the Company. The Company also received $9,000 proceeds from the exercise of 90,000 common stock warrants at $0.10 per share.

During the second quarter of 2003, the Company issued 109,336 shares of its common stock to third parties for services rendered in the amount of $33,000; 53,770 of these shares were issued to a Director of the Company who retired in July 2003. Also during the second quarter of 2003, the Company issued 89,500 shares of its common stock in lieu of an $18,000 cash payment on a note payable to a related party. The Company also recognized $6,000 from the exercise of 60,000 common stock warrants.

During the second quarter of 2003, the Company issued common stock pursuant to its Employee 401(k) Plan, whereby certain contributions are matched by the Company for its common stock valued at $82,000, resulting in the issuance of 514,713 common shares.

In August 2003, the Company issued 1,250,000 shares of its common stock in a private placement and issued two-year warrants to purchase 625,000 shares of its common stock at an exercise price of $0.35 per share to investors for an aggregate purchase price of $250,000.

During the third quarter of 2003, the Company issued 198,229 shares of its common stock to third parties for services rendered in the amount of $45,000. Also in the third quarter, the Company issued 50,000 shares of its common stock in lieu of a $10,000 cash payment on a note payable to a related party. The Company issued 591,676 shares of its common stock in lieu of $158,000 in fees related to the litigation entered into by the Company as fully explained in Note 8.

During the fourth quarter of 2003, the Company issued 170,044 shares of its common stock to third parties for services rendered in the amount of $33,000. The Company also issued 351,708 shares of its common stock in lieu of a $70,000 cash payment on a note payable to a related party. The Company issued 317,017 shares of its common stock in lieu of $62,000 in fees related to the litigation entered into by the Company as fully explained in Note 8.

All of the securities issued in the preceding trasnaction were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

Preferred Stock

In December 2003, the Company retired its Class A, Series F, convertible preferred stock. The holder delivered a conversion notice to the Company requesting conversion of $780,000 principal value preferred stock plus accrued dividends of $187,000 into shares of the Company's common stock. After conversion, such holder received 966,950 shares of common stock.

In November 2003, the Company restructured its agreement with Acxiom Corporation, holder of Class A Series H, convertible preferred stock. The restructured terms included an extension of the conversion date of the Series H preferred stock by thirty-six months, to April 1, 2006.

Material Investor

As described below, during the period December 2002 through December 2003, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 37% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors. He was appointed Chairman of the Board of Directors in May 2003.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments would be made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible debenture. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible debentures and a $600,000 promissory note. The promissory note bears interest at a rate of 7% and matures on January 15, 2004. The Company may extend the maturity of the instrument for up to three additional years subject to required pay downs. The convertible debentures bear interest at rates ranging from 7% to 8% and are convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The debentures mature at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert the above referenced debentures into 13,000,000 shares of the Company's common stock, of which 3,000,000 shares were received upon conversion by December 31, 2003.

Additionally, the Company received $500,000 in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible debenture. These instruments have terms similar to those of the earlier investment, and will mature in March 2004, subject to the Company's option to extend for three additional years by making required paydowns. The March 2003 debenture is convertible into 10,000,000 shares of our common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced debentures into 10,000,000 shares of the Company's common stock.

The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,420,000 ($100,000 in December 2002 and $1,320,000 in January and March 2003),
as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense. Expense recognized for the year ended December 31, 2003 was $1,290,000.

The Company issued to a third party as a finder's fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

As of February 2, 2004, Mr. Vey elected to convert the above referenced debentures issued in March 2003 into an additional 10,000,000 shares of the Company's common stock.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible debentures. The debentures were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock.

In June 2003, Mr. Vey exercised a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

All of the Company's assets are pledged as collateral for the notes referenced above.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Company for the year ended December 31, 2003 and for the four previous years. Pursuant to the realignment of operations conducted in 1999-2000, data in the following table has been adjusted to show operating results for the discontinued operations separately in the applicable years. Balance sheet data in the following tabulation also reflects accounting for discontinued operations.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

                                                     (In Thousands Except Per Share Data)
                                        ----------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
Income Statement Data                     2003          2002         2001          2000          1999
                                        ----------------------------------------------------------------------

Revenue                                 $ 1,522        $ 2,507      $ 2,157       $ 1,787         $ 244
Loss from Continuing
  Operations                             (4,212)        (6,001)     (10,434)      (10,826)       (3,264)
Gain (Loss) from Discontinued
  Operations                                  -              -            -           144        (2,973)
Net Loss                                 (4,212)        (6,001)     (10,434)      (10,682)       (6,237)
Preferred Dividends                         (15)          (303)          154         (889)         (601)
Net Loss applicable
  To Common Stockholders                 (4,227)        (6,304)     (10,280)      (11,571)       (6,838)
Basic and Diluted
  Net Loss per Common Share
  Applicable to continuing
  Operations                             $(0.08)       $ (0.13)      $(0.28)       $(0.42)       $(0.18)
Loss per Common Share
  Applicable to discontinued
  Operations                                  -              -            -             -        $(0.13)
Loss per Common Share                    $(0.08)       $ (0.13)      $(0.28)       $(0.42)       $(0.31)
                                        ----------------------------------------------------------------------

Balance Sheet Data:                       2003          2002         2001          2000          1999
                                        ----------------------------------------------------------------------

Total Assets                                832          1,770        3,786         8,468         2,204
Net Working Capital/(Deficit)            (2,745)        (3,128)      (2,462)         (989)          262
Long-Term Obligations                       999             12        1,025         1,025            51
Stockholders' Equity/(Deficit)           (3,288)        (1,847)        (302)        3,091         1,431


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEDONA is a software application and services provider that develops and markets web-based Customer Relationship Management (CRM) solutions to small and mid-sized businesses (SMBs). The Company's CRM application solution, Intarsia, enables SMBs to increase profitability of their customer portfolio to boost profits and shareholder value. The Company has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce its leading CRM application solution.

In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of its TPAP total solution or as a standalone offering.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Systems, Inc., Sanchez Computer Associates, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc., Pinkerton Consulting, EastPoint Technologies Inc., WorldNet Consulting S.A., ACEncrypt Solutions and American International Technology Enterprises, Inc., a member company of AIG, and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

The following is a discussion and analysis of the Company's results of operations and financial condition for the years ended December 2003, 2002 and 2001 and should be read in conjunction with the Company's audited financial statements as of December 31, 2003, 2002 and 2001 along with the notes to those financial statements.

Critical Accounting Policies

Revenue Recognition

The Company's software arrangements currently consist of license fees, and maintenance. Prior to the sale of the customer base, revenue also included fees from installation services. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

Product License Revenue

Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Although the Company's software product can be implemented on the Company's customer's systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.

The Company primarily utilizes an indirect sales model by distributing its product through third party alliance partners (TPAP). Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA. For the year ended December 31, 2003, $421,000 of royalty revenue was recognized.

Services Revenue

Services revenue includes revenue from professional services (primarily installation and training services) and maintenance revenue over periods not exceeding one year. Installation service revenue, which consists of implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing and analysis, and testing and quality assurance, is accounted for as a separate element of a software arrangement. Additionally, in certain circumstances, the Company may partner with third parties to implement its software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and the Company recognizes the license fee revenue component upon installation and acceptance by the customer.

We recognize service revenue as follows:

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

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment charge in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Revenues from operations for the years ended December 31, 2003, 2002, and 2001 were $1,522,000, $2,507,000, and $2,157,000 respectively.

Net revenues decreased to $1,522,000 for the year ended December 31, 2003 from $2,507,000 in 2002, due to the sale of the Company's customer service base and related services in December 2002. Services revenue, which is one component of total revenue, decreased from $1,753,000 in 2002 to $516,000 in 2003 due to the sale of the services base. License revenue, the second component of total revenue, increased to $1,006,000 in 2003 from $754,000 in 2002 due to the sale of new license products in 2003. Revenue increased to $2,507,000 for the year ended December 31, 2002, from $2,157,000 for the year ended December 31, 2001. The growth in revenues was primarily due to sales of the Intarsia application licenses to the Company's alliance partners.

Cost of Revenues

Total cost of revenues decreased to $878,000 for the year ended December 31, 2003, compared to $1,729,000 for the year ended December 31, 2002. The savings were a direct result of a reduction in workforce in December 2002 that reduced the full-time employee count to 15 from 39 in 2002. Total cost of revenue decreased from $3,995,000 for the year ended December 31, 2001 to $1,729,000, principally reflecting decreased service and staff cost due the Company's move to an indirect sales model where alliance partners are the primary sales channel, as well as a significant reduction to write-off certain capitalized and purchased software. During 2002, the Company wrote off $133,000 of capitalized software that was deemed impaired because a major component of the Company's software had been retired. The Company does not believe that the impact of the write-off of software will be significant to future operations because its latest product, Intarsia, has begun to gain market acceptance throughout 2003.

Operating Expenses

Total operating expenses decreased to $3,341,000 in the year ended December 31, 2003 from $6,675,000 in the year ended December 31, 2002. The savings were a direct result of the Company's aggressive cost control measures and savings from moving to an indirect sales model. The Company also recognized savings from $153,000 in legal fees payable that was forgiven by its former counsel in lieu of its consideration to resolve a potential conflict of interest. Total operating expenses decreased to $6,675,000 in 2002 from $7,638,000 in the year ended December 31, 2001 reflecting principally savings from staff reductions, offset by a charge to expense of $276,000 to settle a judgment against the Company by a former employee and a charge of $189,000 reflecting a stock bonus given to employees. Additionally, 2001 included a $475,000 write-off of a note receivable. Research and development costs increased by $844,000 due to the ceasing of capitalizing software development costs in 2001.

Other Income (Expense)

Other expenses in the year ended December 31, 2003 increased to $1,362,000 from $104,000 in 2002 primarily due to a $1,290,000 charge related to the non-cash convertible note discount accretion associated with the David Vey financing transactions in 2003. Other expenses decreased to ($104,000) from ($958,000) for the year ended December 31, 2001 principally reflecting lower debt financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity And Capital Resources

At December 31, 2003, cash and cash equivalents increased to $59,000, compared to the December 31, 2002 amount of $0. For the year ended December 31, 2003, the cash flows from operating activities resulted in a net use of cash of $2,216,000 compared to the December 31, 2002 net use of cash of $3,185,000. This use of cash was primarily due to the reduction of accounts payable and accrued expenses. For the year ended December 31, 2002, the cash flows used in operating activities resulted in a net use of cash of $3,185,000 compared to the year ended December 31, 2001 amount of $4,663,000. The decrease in use of cash for operating activities in 2002 was primarily due to savings from reductions in force and other operating expenses.

The cash flows from investing activities during the year ended December 31, 2003 resulted in a net use of cash of $6,000 to fund the purchase of equipment. For the year ended December 31, 2002 the cash flows from investing activities resulted in a net use of cash of $0 compared to the year ended December 31, 2001 amount of $1,698,000. The use of cash in 2002 decreased $1,698,000 principally due to the fact that the Company did not capitalize any software development costs during 2002.

For the year ended December 31, 2003, the cash flows from financing activities resulted in net cash provided by financing activities of $2,281,000. The principal increase in cash was due to proceeds from the issuance of our common stock and convertible notes and the exercise of common stock warrants. For the year ended December 31, 2002, cash flows from financing activities provided $3,082,000 compared to the year ended December 31, 2001 amount of $4,275,000. The decrease in cash from financing activities in 2002 was due principally to lower proceeds from issuances of Company securities.

The Company believes that if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet its working capital requirements for 2004. In addition to the loss of ($4,212,000) in 2003, the Company has incurred substantial net losses of approximately ($6,001,000) and ($10,434,000) during the years ended December 31, 2002 and 2001, respectively. Funding for current needs or those in the foreseeable future may not be available. These factors raise substantial doubt about our ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its current and future strategic partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

Obligations And Commitments

The Company has various short term (within 12 months) and long term (greater than 12 months) contractual and trade obligations. Below summarizes the timing of such obligations as of December 31, 2003.

                                                    Payments Due by Period (in thousands)
                                       ----------------------------------------------------------------
                                                        Less than 1        1-3          3-5          +5
                                              Total            year      years        years       years
                                        ---------------------------------------------------------------
Accounts Payable & Other Accrued             $1,090            $950        140            -          -
Liabilities
Promissory Notes - Vey                        1,000             250        328          422          -
Long Term Debt                                  999               -        999            -          -
Operating/Capital Lease Obligations              20              20          -            -          -
Building Leases                                 179              86         93            -          -
                                       ----------------------------------------------------------------
TOTAL                                        $3,288          $1,306     $1,560        $ 422         $-
                                       ================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     o This table assumes that short-term convertible debentures outstanding of $620 as of March 25, 2004, due between June 2004 and December 2004, will be converted into 2,699,219 shares of the Company's common stock. The holder has the option of either a cash payment or share conversion.

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into Intarsia. By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. We notified the vendor of our concerns on several occasions and ultimately delivered a notice of breach to the vendor in 2001, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, we consider the contract to be terminated in accordance with its terms and we have concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. Management's assessment is that we have a meritorious defense against any vendor claim in this regard.

Should the dispute end unfavorably, it would result in minimum royalty payments of $2,850,000. These amounts are not included in the above table.

Inflation

Although there can be no assurance that SEDONA's business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the Company's results of operations or financial condition during the periods presented herein.

Financial Risk Management

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the years ended December 31, 2003, 2002 and 2001, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share assuming dilution. In future periods, the debt may be converted, or the application of the if-converted method of calculating earnings per share may result in additional shares outstanding in the diluted share count, resulting in net income per share assuming dilution would be reduced. See Notes 5 and 6 to the financial statements for additional information with respect to the Company's long-term debt and convertible preferred stock.

Subsequent Events

The Company issued 14,593 shares of its common stock in lieu of $6,000 in fees related to the litigation entered into by the Company as fully explained in Note
8. The Company also issued 10,248 shares of its common stock to a third party for services rendered in the amount of $5,000.

On February 1, 2004, the Company issued 1,702,128 shares of its common stock to investors in a private placement transaction for proceeds of $800,000. The Company also issued 851,064 two-year warrants at an exercise price of $0.70 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In February 2004, the Company received $40,000 in proceeds and issued 100,000 shares of its common stock from the exercise of 100,000 common stock warrants.

The Company also issued 20,000,000 shares of its common stock to Mr. David Vey who elected to convert his outstanding debentures of $200,000.

Recent Accounting Pronouncements

The Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity on July 1, 2003. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 had no effect on the financial statement presentation for the year ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance for entities that voluntarily change from the intrinsic value method of accounting for stock based compensation under APB 25 to the fair value method of accounting under SFAS No. 123. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis.

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Adoption of SFAS No. 143 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") SFAS No. 146 addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value objective for initial measurement of the liability. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Effective July 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and equity section of the statement of financial position. Adoption of SFAS No. 150 had no effect on the Company's financial statement presentation for the year ended December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has performed this assessment, and it is not aware of any material variable interest entity that it may be required to consolidate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
          See "Financial Risk Management" in Item 7, "Management's Discussion and Analysis".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Index on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 20, 2003, Ernst & Young LLP ("E&Y") informed SEDONA Corporation (the "Company) that E&Y was resigning from its role as the Company's independent auditors, effective as of June 20, 2003.

The audit report of E&Y on the Company's consolidated financial statements for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that, in their report dated April 8, 2003, E&Y's opinion was modified to include an uncertainty about the Company's ability to continue as a going concern.

During its audit for the fiscal year ended December 31, 2002 and December 31, 2001, and for the subsequent interim period through the date of the Form 8-K filing, June 26, 2003, (i) the Company had no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the matter in their report, and (ii) there have been no "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K.

The Company's Audit Committee accepted E&Y's resignation, effective June 20,
2003.

Effective August 29, 2003, McGladrey & Pullen, LLP, a member firm of RSM International, was engaged as the principal accountant to audit the Company's financial statements beginning with the fiscal year ended December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key Management personnel of the Company, have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them on a timely basis. There have been no significant changes in internal controls subsequent to the date of such review and evaluation.


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE
         REGISTRANT

The following table presents the names and positions of the persons who serve as SEDONA's directors, executive officers and key employees, their ages as of March 19, 2004 and the length of time they have served in such positions:

          ===========================================================================================================
          Name                       Age     Position                                                        Since
          -----------------------------------------------------------------------------------------------------------
          David R. Vey               51      Chairman of the Board                                           2003

          Marco A. Emrich            51      President, Chief Executive Officer, and Director                1999

          Victoria V. Looney         46      Director, Audit Committee Member                                2003

          Jack Pellicci              65      Director                                                        1996

          James C. Sargent           88      Director, Audit Committee Chairman                              1992

          Robert M. Shapiro          58      Director, Audit Committee Member                                1998

          Alyssa S. Dver             39      Vice President, Chief Marketing Officer                         2000

          Anita M. Primo             36      Vice President, Chief Financial Officer and Corporate           2003
                                             Secretary

          Timothy A. Rimlinger       39      Vice President, Chief Technology Officer                        2000
          ===========================================================================================================

All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.

All Officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

Information required under Rule 405 regarding disclosure about late or missing Form 3, 4 or 5 filings is herein incorporated by reference to the Company's PROXY STATEMENT.

Information required under Rule 406 regarding the Code of Ethics is herein incorporated by reference to the Company's PROXY STATEMENT.

Mr. James C. Sargent is the Chairman of the Audit Committee and serves as the Audit Committee's financial expert, as such term is defined in the rules and regulations of the Securities and Exchange Commission. Ms. Looney and Mr. Shapiro also serve on the Committee.

The business experience, principal occupation and employment of the Company's Directors, Executive Officers and Key Employees have been as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)


David R. Vey has served as Chairman of the Board since May 2003 and has been a Director of the Company since March 2003. Mr. Vey founded Vey Development, Inc. a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and California, and has served as President since 1983. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University.

Marco A. Emrich served as Chief Executive Officer and President since September 1999. He has over 20 years of software industry experience. From 1998 to 1999, he served as President and CEO of Cambridge-based e-commerce application service provider Empresa Inc. Prior to joining Empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., where he created and launched a web-based application that enables businesses to monitor, manage and report on network-centric or multi-tier distributed business applications. Prior to CenterLine, he held positions as Senior Director of Cincom Systems, Inc.'s Advanced Technology Group and Manager of NAS Information Network Technology Group at Digital Equipment Corporation. Mr. Emrich holds a Bachelor's degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.

Victoria V. Looney has served as a Director of the Company since March 2003. Ms. Looney co-founded ACEncrypt, LLC, a privately-held technology solutions marketing firm providing expert security solution software and hardware applications, consulting services and support to Corporate and Government approved buyers. She has served as President of ACEncrypt Solutions since 2001. Prior to founding ACEncrypt, Ms. Looney was Vice President of Sales at GroupSystems.com from 1999 to 2001 and earlier held positions with IDCertify, as Vice President of Business Development, from 1998 to 1999. She also served as Vice President of Sales & Marketing from 1997 to 1998 for Dakotah Direct (a unit of Genesis Teleserv Corporation.) Ms. Looney is a graduate of The School of International Service, College of Public and International Affairs, of the American University in Washington, DC where she received Baccalaureate in International Studies. Mr. Vey, appointed Ms. Looney to the Board pursuant to our financing agreement with Mr. Vey, in which he is entitled to appoint up to 30% of the members of the Board of Directors within 90 days of March 8, 2003. Ms. Looney is the sister of the Chairman of the Board, Mr. David Vey.

Jack A. Pellicci has served as a Director since 1996; Mr. Pellicci is Group Vice President of Business Development, for Oracle's Government, Education and Health Industries, where he leads the Business Development Group for Oracle's Federal and State/Local Governments, Education, Health and Aerospace/Defense Industries. Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a member of the Board of Directors of the Open Geospatial Consortium (OGC), a worldwide organization leading the initiative for interoperability of geospatial information and location-based services. He also serves as a Director on the Board of the Fairfax County Chamber of Commerce, the United Services Organization (USO) of Metroplitan Washington, and serves on the External Research Advisory Committee for the University of Texas at Dallas and the Homeland Security Institute Advisory Board at Purdue University. He currently serves as a Corporate Fellow for the National Governors Association, and is a Fellow with the Council on Excellence in Government and serves as a member of the council's CIO-SAGE Program. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

James C. Sargent has served as a Director since 1992. Mr. Sargent was Counsel to the law firm of Opton, Handler, Gottlieb, Fieler & Katz, and was counsel to Abel Noser Corporation, a member of the New York Stock Exchange. He was previously a partner and counsel to Whitman Breed Abbott & Morgan, LLP, now Winston and Strawn. He served as New York Regional Administrator from 1955 to 1956, and Commissioner of the Securities and Exchange Commission from 1956 to 1960. He received his BA and LLB degrees from the University of Virginia.

Robert M. Shapiro has served as a Director since 1998. Mr. Shapiro is currently Team Leader for Keller Williams Real Estate. From 1999 to 2002, he served as Vice President of Global Sales and Business Development for Autoweb.com, a major online automotive retailer. From 1995 to 1999, Mr. Shapiro was Senior Vice President of R. L. Polk & Company, a privately owned $400 million global information services company, where he directed worldwide marketing, product management, and business development activities for all software products sold to the transportation, insurance, finance, retail, fundraising, and publishing industries. Prior to joining R. L. Polk, Mr. Shapiro was Senior Vice President, Commercial Marketing for Prodigy, where he created the first commercially viable interactive service including product positioning and branding, (1984-1995). He is noted as a pioneer in building online business-to-consumer commercial sites. Prior to joining Prodigy, Mr. Shapiro gained his early marketing and sales experience during 17 years with IBM Corporation and Proctor & Gamble (1968 to
1984). Mr. Shapiro served on the Board of Directors of Blackburn Polk Marketing Services of Canada, and Carfax, USA. He received his BA degree from the University of San Diego in 1967.

Alyssa S. Dver has served as Vice President and Chief Marketing Officer since April 2000. Prior to joining the Company, she founded Lead Factory, Inc., a Massachusetts-based start-up company for web-based lead tracking solutions, from January 2000 to February 2002. Prior to founding Lead Factory, Inc., Ms. Dver was Vice President of Marketing and Customer Care for Empresa, Inc from November 1998 to September 1999. Empresa delivers electronic commerce solutions for financial services and e-tailing organizations.

Anita M. Primo has served as Chief Financial Officer since December 2003. She also serves as Corporate Secretary since the retirement of Michael Mulshine in July 2003. Ms. Primo previously served as the Company's Controller since December 2000. Prior to joining SEDONA, Ms. Primo was Vice President of Finance and Administration for the Zoological Society of Philadelphia from 1998 to 2000. She also served as Controller and Treasurer for Action Manufacturing, a major manufacturer of precision ordnance products for the U.S. Government, U.S. approved foreign governments and numerous domestic and international commercial firms from 1989 to 1998.

Timothy A. Rimlinger served as Vice President of Engineering since July 2000 and Chief Technology Officer since December 2003. Mr. Rimlinger is responsible for the design, implementation and delivery for all of our products. Previously, he served as Director of Technology Development since joining the Company in January 1996. Before joining SEDONA, he was Senior Development Engineer at Lockheed Martin from 1985 to 1996.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company and its subsidiary in all capacities during the three years ended December 31, 2003, 2002, and 2001 for the Company's President and Chief Executive Officer, who is the only executive officer whose salary and bonus for such years exceeded $100,000:

--------------------------------------------------------------------------------------------------------------------------
                                                                                           Long Term
                                                    Annual                               Compensation
                                                 Compensation                                Awards
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
                                   Fiscal                             Other Annual         Underlying        All Other
Name and Principal Position         Year      Salary       Bonus      Compensation      Options/Warrants    Compensation
--------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                     2003    $230,353     $     0        $   0                   0             $13,240*
     President and Chief            2002     191,682           0            0                   0                 0
     Executive Officer              2001     216,923      45,250            0                652,500              0
--------------------------------------------------------------------------------------------------------------------------

     * Compensation of $13,240 was paid by the issuance of 77,885 restricted shares of our common stock. The restrictions were removed effective April 1, 2003

The Compensation Committee's report on CEO compensation is herein incorporated by reference to the Company's PROXY STATEMENT.

Stock Purchase Opportunities

Option Grants

The following table sets forth information with respect to the named Executive Officers concerning individual grants of stock purchase opportunities made during the year ended December 31, 2003.

                                         Options Granted in Fiscal 2003
----------------------- --------------- ------------------- ------------ -------------- ------------ ------------
                                            Percent of                                    Potential Realizable
                           Number of          Total                                         Value at Assumed
                          Securities         Options                                      Annual Rates of Stock
                          Underlying         Granted        Exercise or                   Price Appreciation for
                           Options         to Employees      Base Price    Expiration        Option Term ($)
Name                      Granted (#)        in 2003           ($/Sh)         Date           5%           10%
----------------------- --------------- ------------------- ------------ -------------- ------------ ------------
Marco A. Emrich               0                 0                0             0             0            0
----------------------- --------------- ------------------- ------------ -------------- ------------ ------------

Options Exercised and Unexercised

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options for the ended 2003 and the unexercised options held as of December 31, 2003.

                 Aggregate Option Exercises In Last Fiscal Year
                        And Fiscal Year End Option Value

--------------------- --------------- ------------ ---------------------------------- --------------------------------
                                                         Number of Securities              Value of Unexercised
                                                        Underlying Unexercised                 In-the-Money
                          Shares                        Options and Warrants at                 Options at
                        Acquired on      Value             December 31, 2003                 December 31, 2003
Name                     Exercise       Realized     Exercisable     Unexercisable     Exercisable    Unexercisable
--------------------- --------------- ------------ ---------------- ----------------- -------------- -----------------
Marco A. Emrich             0              0          1,377,500            0                0               0
--------------------- --------------- ------------ ---------------- ----------------- -------------- -----------------

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

Certain revisions to non-employee Director compensation were made in 2002. Under the Company's 2000 Incentive Stock Option Plan, each of the Company's non-employee Directors, on the first business day of January of 2002 and on the first business day of January in each succeeding year, shall receive as compensation for service to the Board of Directors, a grant of an option to purchase common stock, at the then current fair market value, as determined in accordance with the Plan, as follows: a 30,000 share option grant for service to the Board of Directors during the preceding year; plus, a 5,000 share option grant for serving as the Chairman of the Board of Directors or of a Committee of the Board of Directors during the preceding year. If, however, an Eligible Director shall become eligible for an option grant after the first regularly scheduled Meeting to the Board of Directors during any calendar year, the Compensation Committee shall determine the size of such option grant by multiplying 30,000 shares (and/or 5,000 shares) by a fraction which is determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by four. The non-employee directors were issued the following option grants in January 2003 for service to our Board of Directors in 2002: Mr. Pellicci and Mr. Sargent, 35,000 shares; Mr. Shapiro, 30,000 shares.

In addition, any new Director elected to the Company's Board of Directors will be granted an option to purchase 50,000 shares of common stock, at the then current fair market value. The option was adjusted from 25,000 shares by action of the Board in March 2002. The shares underlying this option will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director's election to the Company's Board of Directors. In February 2003, Ms. Looney was granted options to purchase 50,000 shares of our common stock. In March 2003, Mr. Vey was also granted options to purchase 50,000 shares of our common stock.

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

Employment Agreements And Change Of Control Arrangements

Agreement with Mr. Marco A. Emrich

On September 15, 1999, the Company entered into an employment agreement with Marco A. Emrich, its Chief Executive Officer and President. The agreement had a term of two years and three months. Pending renewal, Mr. Emrich continues to serve under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich can also earn up to $100,000 annually in the form of cash bonus, subject to quarterly measurements. In addition, under the agreement, Mr. Emrich received 200,000 options and 175,000 warrants with an exercise price of $2.25, which will vest monthly over a four-year period. He also was granted 350,000 warrants with an exercise price of $2.25, which will vest monthly over a four-year period, and certain acceleration provisions based on stock price performance. In the event of "Change of Control", as defined in the employment agreement, within 12 months of the date of such Change of Control 33% of any unvested options and warrants will accelerate, and after 12 months of such date, 50% of any unvested options and warrants will accelerate. In July 2001, Mr. Emrich was granted 472,500 warrants with an exercise price of $1.03, which will vest based on the same schedule as the warrants listed above. Also in July 2001, Mr. Emrich received 180,000 options with an exercise price of $1.03, which will vest based on the same schedule as the options listed above.

Compensation Committee Interlocks And Insider Participation

The Company's Compensation Committee consists of Ms. Looney, Mr. Pellicci, and Mr. Shapiro. None of the executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of our Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock as of March 24, 2004 with respect to:

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

------------------------------------------ ---------------------------------------- ------------------------
Name of Beneficial Owner                       Amount and Nature of Beneficial         Percent of Class
                                                          Ownership
------------------------------------------ --------------------- ------------------ ------------------------
Marco A. Emrich                                       1,377,500         (1)                  1.53%
------------------------------------------ --------------------- ------------------ ------------------------
Victoria V. Looney                                       67,500         (1)                    *
------------------------------------------ --------------------- ------------------ ------------------------
Jack Pellicci                                           242,868         (1)                    *
------------------------------------------ --------------------- ------------------ ------------------------
Anita M. Primo                                           91,700         (1)                    *
------------------------------------------ --------------------- ------------------ ------------------------
James C. Sargent                                        330,348         (1)                    *
------------------------------------------ --------------------- ------------------ ------------------------
Robert M. Shapiro                                       209,309         (1)                    *
------------------------------------------ --------------------- ------------------ ------------------------
David R. Vey                                         33,163,504        (1,2)                36.83%
------------------------------------------ --------------------- ------------------- -----------------------
All Executive Officers and Directors as
a group, (7 persons)                                 35,482,729                             39.40%
========================================== ===================== =================== =======================

     *    Owner holds less than 1% of the class.

     (1) Unless otherwise, indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (continued)


          Mr. Emrich - 380,000 options and 997,500 warrants
          Ms. Looney - 10,000 options
          Mr. Pellicci - 221,544 options
          Ms. Primo - 52,974 options
          Mr. Sargent -278,705 options
          Mr. Shapiro - 187,250 options
          Mr. Vey - 10,000 options and 2,281,023 warrants

     (2) Mr. Vey has a right to acquire 2,699,219 shares within 60 days upon a notice of conversion related to $620,000 in convertible debentures due between June 2004 and December 2004. The related debentures were all issued at or above fair market value on the date of the debenture agreement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors as of March 20, 2004. Mr. Vey is a selling shareholder who owned more than 5% of the Company's outstanding common stock.

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments would be made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible debenture. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible debentures and a $600,000 promissory note. The promissory note bears interest at a rate of 7% and matures on January 15, 2004. The Company may extend the maturity of the instrument for up to three additional years subject to required pay downs. The convertible debentures bear interest at rates ranging from 7% to 8% and are convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The debentures mature at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert the above referenced debentures into 13,000,000 shares of the Company's common stock, of which 3,000,000 shares were received upon conversion by December 31, 2003.

Additionally, the Company received $500,000 in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible debenture. These instruments have terms similar to those of the earlier investment, and will mature in March 2004, subject to the Company's option to extend for three additional years by making required pay downs. The March 2003 debenture is convertible into 10,000,000 shares of our common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced debentures into 10,000,000 shares of the Company's common stock.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible debentures. The debentures were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock.

In June 2003, Mr. Vey exercised a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

In January 2004, Mr. Vey purchased 212,766 shares of the Company's common stock for $100,000 in a private placement transaction. He is also granted common stock warrants to purchase an additional 106,383 shares of the Company's common stock at an exercise price of $0.70 per share.

Mr. Vey was also entitled to appoint up to 30% of the members our Board of Directors within 90 days after the date of the financing arrangement in March 2003. Ms. Looney who is the sister of David Vey was appointed to the Board at the request of Mr. Vey.

In September 2003, we sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000,000, which includes delivery of the current version of Intarsia plus the cost of other contract defined milestones related to the development of derivative products for the healthcare market. The Company has recognized $475,000 of revenue from this transaction in the third quarter of 2003 related to sale of Intarsia, the balance of the contract has been deferred until delivery of the remaining milestones in accordance with SOP 97-2. The Company has also recognized $6,000 of services revenue related to maintenance services during the year. The balance of $19,000 has been deferred and will be amortized through 2004 as services are performed.

In March 2002, we entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of stock warrants and cash. The Company's Chief Marketing Officer, Alyssa Dver, founded Lead Factory. The terms of the sale included issuance of 100,000, ten-year warrants, at an exercise price of $0.72 per share upon the signing of the agreement. The Company also accrued $50,000 in royalties earned under the terms of this agreement during the third quarter of 2003. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when we acquired a 10% equity interest, which interest we had subsequently fully reserved. This purchase agreement supercedes all earlier agreements with Lead Factory.

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

In October 2001, Laurence L. Osterwise, a former Director, loaned $48,000 and $100,000 to SEDONA pursuant to convertible note and warrant agreements. The notes bear interest at 7% per annum and were originally due on December 3 and 11, 2001, respectively, but were extended to March 3 and 11, 2002. The notes are convertible into 240,000 and 500,000 shares of common stock, respectively, if not repaid at maturity. Mr. Osterwise was also granted warrants to acquire up to 24,000 and 50,000 shares of common stock at $.40 per share until October 4 and 12, 2005, in connection with the respective notes. As of December 31, 2003, the obligation has been fully satisfied.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES



   ----------------------------- --------------- ---------------- --------------
   Type of Service                         2003             2002          Total
   ----------------------------- --------------- ---------------- --------------
   Audit Fees                          $133,919         $103,545       $244,092
   ----------------------------- --------------- ---------------- --------------
   Audit-Related Fees                         -                -              -
   ----------------------------- --------------- ---------------- --------------
   Tax Fees                                   -           24,750         24,750
   ----------------------------- --------------- ---------------- --------------
   All Other Fees                         9,750                0          3,878
   ----------------------------- --------------- ---------------- --------------
   Total Fees                          $143,669         $128,295        272,720
   ----------------------------- --------------- ---------------- --------------


All audit and related fees are pre-approved by the Company's audit committee on an annual basis. Discussion under Rule 2.01 of Regulation S-X is herein incorporated by reference to the Company's PROXY STATEMENT.

Audit Fees. This category includes: The audit of the Company's Annual Financial Statements; the timely review of the interim financial statements included in the Company's quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2003 and 2002; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods. This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements. This category also includes services in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include financial information systems design and implementation services rendered by the independent auditor.

Tax Fees. This category consists of professional services rendered by the independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category includes services rendered by the independent auditors other than for services reported above.

PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a)  1 and 2 Financial Statements and Schedules.
            See "Index to Financial Statements and Schedule" on F-1.

       (b) Reports on Form 8-K filed June 27, 2003, September 4, 2003 and March 18, 2004

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

10.38 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.(13)

10.40 Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002. (13)

10.42    Convertible note dated December 6, 2002 (14)

10.43    Convertible note dated January 03, 2003 (14)

10.44    Convertible note dated January 10, 2003 (14)

10.45    Promissory note dated January 10, 2003 (14)

10.46    Convertible note dated March 13, 2003 (14)

10.47    Promissory note dated March 13, 2003 (14)

23.1     Consent of McGladrey & Pullen, LLP

23.2     Consent of Ernst & Young LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

99.1 Statement Under Oath of the Company's Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
*        Filed herewith.
#        Executive Compensation Plans and Arrangements.


(1) Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2) Filed as an Exhibit to the Company's Current report on Form 8-K, dated June 15, 1992.

(3) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

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

(13) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14) Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEDONA CORPORATION

March 29, 2004                             /S/ Marco A. Emrich
--------------------                       -------------------------------------
DATE                                       Marco A. Emrich
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signatures


BY /S/ David R. Vey                                   Date       March 29, 2004
       -------------------------------------------    --------------------------
       David R. Vey
       Chairman of the Board

BY /S/ Marco A. Emrich                                Date       March 29, 2004
       -------------------------------------------    --------------------------
       Marco A. Emrich
       President, Chief Executive Officer and
       Director

BY /S/ Victoria V. Looney                             Date       March 29, 2004
       -------------------------------------------    --------------------------
       Victoria V. Looney
       Director


BY /S/ Jack Pellicci                                  Date       March 29, 2004
       -------------------------------------------    --------------------------
       Jack Pellicci
       Director

BY /S/ Anita M. Primo                                 Date       March 29, 2004
       -------------------------------------------    --------------------------
       Anita M. Primo
       Chief Financial Officer and Vice President
       Principal Financial and Accounting Officer


BY /S/ James C. Sargent                               Date       March 29, 2004
       -------------------------------------------    --------------------------
       James C. Sargent
       Director

BY /S/ Robert M. Shapiro                              Date       March 29, 2004
       -------------------------------------------    --------------------------
       Robert M. Shapiro
       Director

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

     4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting for the registrant and we have:
         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):
         a. All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying Officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                       /s/ Marco A. Emrich
      --------------                       -------------------------------------
                                           Marco A. Emrich
                                           President and Chief Executive Officer

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427


I, Anita M. Primo, the principal Financial Officer of SEDONA Corporation, certify that:

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

     4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):
         a. All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying Officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                       /s/Anita M. Primo
      --------------                       -------------------------------------
                                           Anita M. Primo
                                           Chief Financial Officer

                   Index to Financial Statements and Schedule



                                    Contents



Reports of Independent Auditors..............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2002.................F-4
Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2003.......................F-5
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003.......................F-6
Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2003.......................F-8
Notes to Consolidated Financial Statements...................................F-9


All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheet of SEDONA Corporation and its subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEDONA Corporation and its subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SEDONA Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders' equity and anticipates that it will require additional debt and/or equity financing in 2004, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     /s/ McGladrey & Pullen, LLP




Bethesda, Maryland
February 20, 2004

                         Report of Independent Auditors



Board of Directors and Stockholders
SEDONA Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of SEDONA Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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



                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 8, 2003

                        SEDONA Corporation and Subsidiary
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                           December 31,
                                                                                       2003              2002
                                                                                  ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $      59          $      -
   Restricted cash                                                                        -               238
   Accounts receivable, net of allowance for doubtful accounts of $13
    and $16                                                                             179                53
   Prepaid expenses and other current assets                                            138               186
                                                                                  ---------------------------
Total current assets                                                                    376               477

Property and equipment, net of accumulated depreciation and amortization                 66               238
Software development costs, net of accumulated amortization of $3,531 and $2,834        351             1,048
Non-current assets - other                                                               39                 7
                                                                                  ---------------------------
Total non-current assets                                                                456             1,293
                                                                                  ---------------------------
Total assets                                                                      $     832         $   1,770
                                                                                  ===========================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                               $     425         $     820
   Accrued expenses and other current liabilities                                       665             1,226
   Deferred revenue                                                                     314               394
   Note payable to related party                                                          -               148
   Current maturities of long-term debt                                                  20             1,010
   Short-term debt - debentures                                                       1,697                 7
                                                                                  ---------------------------
Total current liabilities                                                             3,121             3,605

Long-term debt, less current maturities                                                 953                12
Interest Payable                                                                         46                 -
                                                                                  ---------------------------
Total long-term liabilities                                                             999                12
                                                                                  ---------------------------
Total liabilities                                                                     4,120             3,617

Stockholders' equity/(deficit):
Class A convertible preferred stock (Liquidation Preference $2,500)
   Authorized shares - 1,000,000
   Series A, par value $2.00, Issued and outstanding - 500,000                        1,000             1,000
   Series F, par value $2.00, Issued and outstanding shares -
   Issued 0 at 12/31/03 and 780 at 12/31/02                                               -                 2
   Series H, par value $2.00, Issued and outstanding shares - 1,500                       3                 3

Common stock, par value $0.001
   Authorized shares -125,000,000, Issued and outstanding shares -
   61,131,513 and 51,301,197 in 2003 and 2002, respectively                              61                51
   Additional paid-in-capital                                                        60,048            57,285
   Accumulated deficit                                                              (64,400)          (60,188)
                                                                                  ---------------------------
Total stockholders' equity/(deficit)                                                 (3,288)           (1,847)
                                                                                  ---------------------------
Total liabilities and stockholders' equity/(deficit)                              $     832         $   1,770
                                                                                  ===========================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)

                                                                              For years ended December 31,
                                                                   -------------------------------------------
                                                                           2003           2002           2001
                                                                   -------------------------------------------
Revenues:
   Product licenses - unrelated parties                            $        531   $        754       $    645
   Product licenses - related parties                                       475              -              -
   Services                                                                 516          1,753          1,512
                                                                   -------------------------------------------
Total revenues                                                            1,522          2,507          2,157
Cost of revenues:
   Product licenses                                                         699          1,199          1,544
   Services                                                                 179            397          1,219
   Write-off of capitalized and purchased software                            -            133          1,232
                                                                   -------------------------------------------
Total cost of revenues                                                      878          1,729          3,995
                                                                   -------------------------------------------
Gross profit (loss)                                                         644            778         (1,838)
Expenses:
   General and administrative                                             2,275          4,256          3,408
   Sales and marketing                                                      341          1,192          3,372
   Charge for note receivable                                                 -              -            475
   Research and development                                                 878          1,227            383
      Legal fees payable forgiven in lieu of other consideration           (153)             -              -
                                                                   -------------------------------------------
Total operating expenses                                                  3,341          6,675          7,638
                                                                   -------------------------------------------
Loss from operations                                                     (2,697)        (5,897)        (9,476)

Other income (expense):
   Interest income                                                            -              5             54
   Interest expense                                                        (204)           (52)        (1,012)
   Convertible debenture expense                                         (1,290)             -              -
   Other                                                                    (21)           (57)             -
                                                                   -------------------------------------------
Total other income (expense)                                             (1,515)          (104)          (958)
                                                                   -------------------------------------------

Net Loss                                                                 (4,212)        (6,001)       (10,434)
Preferred stock dividends                                                   (15)          (303)           154
                                                                   -------------------------------------------
Loss applicable to Common Stockholders                             $     (4,227)  $     (6,304)  $    (10,280)
                                                                   ===========================================

Basic and diluted net loss per share applicable to common shares
                                                                   $      (0.08)  $      (0.13)  $      (0.28)
                                                                   ===========================================

Basic and diluted weighted average common shares outstanding         54,807,551     48,376,941     36,838,317
                                                                   ===========================================


See accompanying notes.

                        SEDONA Corporation and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                     Class A Preferred
                                                                ------------------------------------------------------------
                                                                   Stock Series A      Stock Series F      Stock Series H
                                                                  Shares    Amount    Shares    Amount    Shares    Amount
                                                                ------------------------------------------------------------
                                                                ------------------------------------------------------------
Balance, December 31, 2000                                         500,000    $1,000       780      $  2     1,500      $  3
                                                                ------------------------------------------------------------

Stock warrants/options issued for consulting services                    -         -         -         -         -         -
Warrants issued in conjunction with debenture issue                      -         -         -         -         -         -
Conversion of debenture into common stock                                -         -         -         -         -         -
Exercise of common stock warrants                                        -         -         -         -         -         -
Issuance of common stock                                                 -         -         -         -         -         -
Common stock issued for employee stock purchase plan                     -         -         -         -         -         -
Expenses incurred related to issuance of common stock                    -         -         -         -         -         -
Repricing of warrants                                                    -         -         -         -         -         -
Preferred stock dividends                                                -         -         -         -         -         -
Net loss, year ended December 31, 2001                                   -         -         -         -         -         -
                                                                ------------------------------------------------------------
Balance, December 31, 2001                                         500,000     1,000       780         2     1,500         3
                                                                ------------------------------------------------------------

Stock warrants/options issued for consulting services                    -         -         -         -         -         -
Fair value of convertible feature of debt obligation                     -         -         -         -         -         -
Warrants issued in conjunction with debenture issue                      -         -         -         -         -         -
Conversion of debenture into common stock                                -         -         -         -         -         -
Exercise of common stock warrants                                        -         -         -         -         -         -
Issuance of common stock                                                 -         -         -         -         -         -
Common stock issued for employee stock purchase plan                     -         -         -         -         -         -
Expenses incurred related to issuance of common stock                    -         -         -         -         -         -
Exercise of common stock options                                         -         -         -         -         -         -
Preferred stock dividends                                                -         -         -         -         -         -
Net loss, year ended December 31, 2002                                   -         -         -         -         -         -
                                                                ------------------------------------------------------------
Balance, December 31, 2002                                         500,000     1,000       780         2     1,500         3
                                                                ------------------------------------------------------------

Common stock issued for consulting services                              -         -         -         -         -         -
Common stock issued for legal expenses related to litigation             -         -         -         -         -         -
Conversion of debenture into common stock                                -         -         -         -         -         -
Exercise of common stock warrants                                        -         -         -         -         -         -
Issuance of common stock                                                 -         -      (780)       (2)        -         -
Conversion of preferred stock and related dividends into common          -         -         -         -         -         -
stock
Fair value of options & warrants                                         -         -         -         -         -         -
Fair value of convertible feature of debentures                          -         -         -         -         -         -
Preferred stock dividends                                                -         -         -         -         -         -
Net loss, year ended December 31, 2003                                   -         -         -         -         -         -
                                                                ------------------------------------------------------------
Balance, December 31, 2003                                         500,000    $1,000         -         -     1,500      $  3
                                                                ============================================================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                --------------------------------------------------------
                                                                                             Additional
                                                                        Common Stock           Paid-In      Accumulated
                                                                    Shares        Amount       Capital        Deficit
                                                                  ------------------------------------------------------
Balance, December 31, 2000                                        31,225,422        $  31      $45,808         $ (43,753)
                                                                  ------------------------------------------------------

Stock warrants/options issued for consulting services                      -            -          275                 -
Warrants issued in conjunction with debenture issue                        -            -          180                 -
Conversion of debenture into common stock                          2,498,401            2        2,116                 -
Exercise of common stock warrants                                     56,666            -            -                 -
Issuance of common stock                                           7,506,016            8        4,444                 -
Common stock issued for employee stock purchase plan                  76,036            -           25                 -
Expenses incurred related to issuance of common stock                      -            -         (215)                -
Repricing of warrants                                                      -            -           52                 -
Preferred stock dividends                                                  -            -          154                 -
Net loss, year ended December 31, 2001                                     -            -            -           (10,434)
                                                                  ------------------------------------------------------
Balance, December 31, 2001                                        41,362,541           41       52,839           (54,187)
                                                                  ------------------------------------------------------

Stock warrants/options issued for consulting services                      -            -          148                 -
Fair value of convertible feature of debt obligation                       -            -          100                 -
Conversion of debenture into common stock                            679,925            1          480                 -
Exercise of common stock warrants                                  2,693,307            3        1,236                 -
Issuance of common stock                                           6,386,760            6        2,551                 -
Common stock issued for employee stock purchase plan                 172,672            -           53                 -
Expenses incurred related to issuance of common stock                      -            -         (129)                -
Exercise of common stock options                                       5,992            -            7                 -
Preferred stock dividends                                                  -            -            -                 -
Net loss, year ended December 31, 2002                                     -            -            -            (6,001)
                                                                  ------------------------------------------------------
Balance, December 31, 2002                                        51,301,197           51       57,285           (60,188)
                                                                  ------------------------------------------------------

Common stock issued for consulting services                        2,048,752            2          363                 -
Common stock issued for legal expenses related to litigation         908,693            1          219                 -
Conversion of debenture into common stock                          3,000,000            3          217                 -
Exercise of common stock warrants                                    650,000            1          189                 -
Issuance of common stock                                           2,255,921            2          428                 -
Conversion of preferred stock and related dividends into common      966,950            1            -                 -
stock
Fair value of options & warrants                                           -            -           27                 -
Fair value of convertible feature of debentures                            -            -        1,320                 -
Preferred stock dividends                                                  -            -            -                 -
Net loss, year ended December 31, 2003                                     -            -            -            (4,212)
                                                                  ------------------------------------------------------
Balance, December 31, 2003                                        61,131,513        $  61     $ 60,048         $ (64,400)
                                                                  ======================================================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                             Year ended December 31
                                                                     2003           2002            2001
                                                                 ---------------------------------------
Operating activities:
Net loss                                                         $ (4,212)      $ (6,001)      $ (10,434)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                       165            267             382
   Amortization                                                       697          1,173           1,523
   Net loss on retirement of property, plant and equipment             13             16               -
   Charge for employer 401(K) stock contribution                       82             97               -
   Charge for legal and consulting services                           583              -               -
   Charge for note receivable                                           -              -             475
   Option or warrant based compensation                                27            148             457
   Amortization of deferred financing fees and debt discount        1,290              7             656
   Impairment loss on capitalized software                              -            133           1,232
   Charge for employee stock award                                      -            189               -
Changes in operating assets and liabilities:
   Restricted cash                                                    238             51             199
   Accounts receivable                                              (126)            278             235
   Prepaid expenses and other current assets                           48            (21)             19
   Other non-current assets                                          (31)             17               6
   Accounts payable and accrued expenses                            (910)            576             640
   Deferred revenue and other                                        (80)           (115)            (53)
                                                                 ---------------------------------------
Net cash used in operating activities                            $ (2,216)      $ (3,185)       $ (4,663)

Investing activities:
Purchase of property and equipment                               $    (24)      $      -        $    (74)
Proceeds from the sale of property and equipment                       18
Increase in notes receivable                                            -              -            (475)
Increase in capitalized software development costs                      -              -          (1,149)
                                                                 ---------------------------------------
Net cash used in investing activities                            $     (6)      $      -        $ (1,698)

Financing activities:
Payment of preferred stock dividends                             $      -       $      -        $    (30)
Repayments of long-term obligations                                   (49)           (57)           (105)
Issuance of common stock, net                                         250          2,292           4,262
Proceeds from exercise of common stock warrants/options               190          1,246
                                                                                                       -
Proceeds from issuance of short-term debenture and notes            1,940              -             248
Repayment of note payable to related party                            (50)             -               -
Repayment of short-term debentures                                      -           (399)           (100)
                                                                 ---------------------------------------
Net cash provided by financing activities                           2,281          3,082           4,275
                                                                 ---------------------------------------
Net increase (decrease) in cash and cash equivalents                   59           (103)         (2,086)
Cash and cash equivalents, beginning of year                            -            103           2,189
                                                                 ---------------------------------------
Cash and cash equivalents, end of year                           $     59       $      0        $    103
                                                                 =======================================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


                  Years ended December 31, 2003, 2002, and 2001

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

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions, allowing the Company to focus on its end user indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line.

As of December 31, 2002, SEDONA has implemented an indirect sales distribution model, under which the Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of the Company's TPAP total solution or as a standalone offering.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial net losses of approximately $4,212,000, $6,001,000 and $10,434,000 during the years ended December 31, 2003, 2002 and 2001, respectively. If the TPAP do not distribute SEDONA's Intarsia product at sales levels projected, and the Company does not license its CRM technology to other TPAP's, the Company will require additional financing in 2004, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include expanding the sale and acceptance of its business solutions through its current and future strategic alliances; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA(R)GeoServices, Inc., and Technology Resource Centers, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all unencumbered highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Trade receivables are generated primarily from our alliance partners. Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts and notes receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts of the Company's long-term debt is also estimated to approximate fair value due to the relatively short maturity period and interest rate being charged.

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

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


1. Accounting Policies (continued)

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record impairment in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets. In 2002 the Company wrote-off $133,000 of capitalized software that was deemed impaired because a major component of the Company's software had been retired. The Company does not believe that the impact of the write-off of software will be significant to future operations.

During the third quarter of 2001, the Company completed a review of its capitalized and purchased software to determine if any of its products were impaired. Based on the reduction in the overall level of expected software revenue levels in certain product categories, management prioritized where marketing and future development dollars would be spent. Since revenues were significantly less in the purchased software acquired in the CIMS acquisition, management decided to re-focus its available resources and develop and market newer technology. Therefore, the expected future level of revenues from the majority of the acquired CIMS products is not expected to materialize because, although still maintained for customers that have not upgraded to Intarsia, the CIMS products will no longer be marketed to new customers. As a result of the expected future decline in revenues from the CIMS product, the Company wrote-off $1,232,000 of capitalized and purchased software in 2001.

During 2003, 2002, and 2001, the Company capitalized $0, $0, and $1,149,000, respectively, of software development costs related to the Company's Intarsia business application solution software. During 2003, 2002, and 2001, $697,000, $1,173,000, and $1,523,000 were charged to expense relating to amortization of software development costs.

Revenue Recognition

The Company's software arrangements currently consist of license fees, and maintenance. Prior to the sale of the customer base, revenue also included fees from installation services. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fees and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

Product License Revenue

Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable, and the fee is fixed or determinable. Although the Company's software product can be implemented on its customers' systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and the customer has accepted the software.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


1. Accounting Policies (continued)

Through its strategic alliance partners, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner. The Company recognizes the royalty fee when it receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to the Company. For the year ended December 31, 2003, the Company recognized $1,006,000 in product license revenues compared to $754,000 and $645,000 in the years ended December 31, 2002 and 2001, respectively.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 2003, 2002, and 2001, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


1. Accounting Policies (continued)

Stock-Based Compensation

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company's shares at the data of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings
(loss) per share had the Company adopted the fair value method since the Company's inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of feely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the besting period of the awards, net loss would have been (in thousands, except per unit information):


-------------------------------------------------------------------------------
                                             Year Ended December 31
                                   --------------------------------------------
                                     2003              2002             2001
                                   --------------------------------------------
Net loss
    As reported                    $ (4,212)        $ (6,001)        $ (10,434)
    Pro forma                      $ (4,951)        $ (7,448)        $ (11,946)
Net loss applicable to common
shares
    As reported                    $   (.08)        $  (0.13)        $   (0.28)
    Pro forma                      $   (.09)        $  (0.16)        $   (0.32)
-------------------------------------------------------------------------------


Assumptions used in calculating the fair value of the options and warrants granted in 2003, 2001 and 2001 are as follows:

---------------------------------- --------------------- ----------------- -------------------
                                           2003                2002               2001
---------------------------------- --------------------- ----------------- -------------------
Risk-free interest rate:              1.60% - 4.07%         2.4%-5.1%               6%
---------------------------------- --------------------- ----------------- -------------------
Expected volatility:                       125%                121%                93%
---------------------------------- --------------------- ----------------- -------------------
Expected holding period:                2-10 years          3-10 years         2-10 years
---------------------------------- --------------------- ----------------- -------------------
Expected dividend yield:                    0%                  0%                  0%
---------------------------------- --------------------- ----------------- -------------------

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


1. Accounting Policies (continued)

Adoption of SFAS No. 144 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance for entities that voluntarily change from the intrinsic value method of accounting for stock based compensation under APB 25 to the fair value method of accounting under SFAS No. 123. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis.

Effective January 1, 2003, Sedona adopted SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Adoption of SFAS No. 143 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") SFAS No. 146 addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. SFAS No. 146 also establishes a fair value objective for initial measurement of the liability. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Effective July 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and equity section of the statement of financial position. Adoption of SFAS No. 150 had no effect on the Company's financial statement presentation for the year ended December 31, 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has performed this assessment, and it is not aware of any material variable interest entity that it may be required to consolidate.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


2. Restricted Cash

In December 2002, the Company negotiated a cancellation of its executive office lease for facilities at 455 South Gulph Road, Suite 300, King of Prussia, PA 19406 and entered into a new lease for smaller space at 1003 West Ninth Avenue, Second Floor, King of Prussia, PA 19406. In January 2003, the Company paid $104,000 of accrued rent and a $134,000 termination charge from restricted cash to settle the obligation at its former leased facility. The balance of restricted cash at December 31, 2003 is $0.

3. Property and Equipment

Property and equipment consist of the following (in thousands, except per unit information):

                                                                    December 31,
                                                                 2003          2002
                                                              ---------------------
         Machinery and equipment                              $ 1,005       $ 1,003
         Equipment under capital lease                            209           227
         Furniture and fixtures                                    46           152
         Leasehold improvements                                    40            62
         Purchased software for internal use                      193           193
                                                              ---------------------
                                                                1,493         1,637
         Less accumulated depreciation and amortization         1,427         1,399
                                                              ---------------------
                                                              $    66       $   238
                                                              =====================


4. Long-Term Debt

Long-term debt consists of obligations with original maturities of one year or more, as follows (in thousands, except per unit information):

                                                                     December 31,
                                                                 2003            2002
                                                              -----------------------
         Note payable - CIMS acquisition Due 2006 (Note 16)   $   953         $   955
         Interest payable                                          46               -
         Capital lease obligations (Note 11)                       20              67
                                                              -----------------------
                                                                1,019           1,022
         Less current maturities                                   20           1,010
                                                              -----------------------
         Long-term debt                                       $   999         $    12
                                                              =======================

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


5. Convertible Debentures

On November 22, 2000, the Company issued a $3,000,000 private placement Debenture convertible into its common stock. The net proceeds were approximately $2,320,000, of which $2,246,000 was used to redeem the outstanding shares of the Series G convertible preferred stock with the remaining net proceeds used for working capital purposes. The Debentures were originally due and payable 120 days from issuance or, at the Company's request, but could be extended for subsequent 30-day periods. The convertible Debentures bear interest quarterly in arrears on the outstanding principal at the rate of 5% per annum. Prior to maturity, the Debentures could be exercised at a strike price of $1.13 per share at any time the common stock price exceeds $2.00. In the event that the Debentures were not paid at the time of maturity, the actual purchase price of the convertible Debenture may be converted at the option of the holder at the lesser of $1.41 or 85% of the volume-weighted average price of the Company's common stock over the five trading days immediately preceding the date on which a notice of conversion is delivered to the Company. In connection with the issuance of the convertible Debenture, the Company also issued a warrant to the Debenture holders to purchase up to 400,000 shares of common stock at an exercise price of $1.37 and a fair value of $472,000, which was recorded as deferred financing costs. The Company also issued a warrant to purchase an additional 266,667 shares of Company common stock at the same exercise price, which were only exercisable if the convertible Debenture was not paid in full within 120 days of the original issuance. The Company also issued a warrant to purchase 167,576 shares of common stock at an exercise price of $1.13 to the placement agent for this transaction. The aggregate discount and debt issuance costs of $972,000 were accreted into interest expense over the 120-day life of the Debentures. At December 31, 2000, $316,000 had been recognized as interest expense, and the remaining amount was recognized as interest expense during 2001.

On March 22, 2001, the Company obtained an extension until April 22, 2001 related to this Convertible Debenture and on April 30, 2001 a further extension agreement was negotiated which extended maturity until January 2002 by increasing the interest prospectively to 8.5% and by repricing 56,666 warrants held by the investor from an earlier transaction to $0.001 per share. A charge of $52,000 has been recorded in the 2001 financial statements related to this repricing. Through December 31, 2001, $2,196,000 in principal value and interest of $49,000 regarding this debenture has been converted into 2,498,401 shares of common stock. In February 2002, a restructuring agreement was finalized which retired this Debenture in its entirety by allowing for conversion of $400,000 in principal and payoff of accrued interest and remaining principal of $399,000 by cash payment of $50,000 at closing, and a promissory note of $349,000 payable in installments over the following 7 months to retire the remainder. As of December 31, 2002 the debenture was retired.

During the period September through October 2001, the Company sold 60-day notes with a face value of $248,000 and issued 124,000 four-year warrants at an exercise price of $0.40 per share to investors for an aggregate purchase price of $248,000. The Company allocated a fair value of $32,000 to the warrants, which was treated as a debt discount and an addition to additional paid in capital. The shares underlying the warrants may not be resold or otherwise transferred until the later of: (a) the effectiveness of a registration statement registering the common stock underlying the warrants and (b) six months from the issuance of the warrants. If not redeemed at maturity, these notes would become convertible into shares of common stock at a price of $0.20 per share at the option of the shareholder. At maturity, $100,000 of the aggregate $248,000 was paid off. The remaining $148,000 became convertible into 740 shares of common stock. Upon maturity of the note, the fair value of the Company's common stock was $0.67. Consequently, the intrinsic value of the conversion feature, capped at the face amount of the debt outstanding, or $148,000, was treated as a beneficial conversion feature and is reflected as additional interest expense and additional paid in capital. The $148,000 of notes remaining at December 31, 2002 is issued to the former Chairman of the Board. The $148,000 note was paid and retired in 2003.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

5. Convertible Debentures (continued)

Material Investor
As described below, during the period from December 2002 through February 2004, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 37% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors.

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments would be made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible debenture. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible debentures and a $600,000 promissory note. The promissory note bears interest at a rate of 7% and matures on January 15, 2004. The Company may extend the maturity of the instrument for up to three additional years subject to required pay downs. The convertible debentures bear interest at rates ranging from 7% to 8% and are convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The debentures mature at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert the above referenced debentures into 13,000,000 shares of the Company's common stock, of which 3,000,000 shares were received upon conversion by December 31, 2003.

Additionally, the Company received $500,000 in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible debenture. These instruments have terms similar to those of the earlier investment, and will mature in March 2004, subject to the Company's option to extend for three additional years by making required paydowns. The March 2003 debenture is convertible into 10,000,000 shares of our common stock.

The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,420,000, ($100,000 in December 2002 and $1,320,000 in January and March
2003), as additional paid in capital and debt discount. This amount will be accreted over the life of the notes as additional interest expense. Expense recognized for the year ended December 31, 2003 was $1,290,000.

The Company issued to a third party as a finder's fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

As of February 2, 2004, Mr. Vey elected to convert the above referenced debentures issued in March 2003 into an additional 10,000,000 shares of the Company's common stock.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible debentures. The debentures were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


5. Convertible Debentures (continued)

In June 2003, Mr. Vey exercised a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

All of the Company's assets are pledged as collateral for the notes referenced above.

All of the securities issued in the preceding transaction were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

6. Stockholders' Equity

Class A Convertible Preferred Stock

Series A, F and H

Class A preferred stock is issuable in various series and is convertible in accordance with the terms of the issued series. The Board of Directors has the authority to fix by resolution all other rights. The Class A Series A preferred shares pay quarterly dividends, when declared, at the rate of twelve percent (12%) per annum, have cumulative rights, and have a liquidation preference at the par value of the preferred shares. Each share is convertible at the election of the holder into one share of common stock at any time. Each holder has the same right to vote each share on all corporate matters as the holder of one share of common stock.

On May 24, 1999, the Company entered into a $1,000,000 private placement purchase agreement for the issuance of 1,000 shares, 8% dividend Class A Series F convertible preferred stock. After a period of 12 months from May 24, 1999 (anniversary date), the investor can convert the preferred stock to common stock at the lower of: 1) $1.41 (the "Closing Price"), or 2) 100% of the common stock's average last trade price during the 25 trading days preceding the Conversion Date (the "Conversion Date Price"). In no event can the conversion price be below $1.00. The conversion amount shall be the principal amount of the preferred stock being converted, plus an 8% premium accruing from the closing date to the conversion date. Mandatory conversion of the preferred stock shall occur on the third anniversary after closing using the conversion terms referenced above. During 2000, 220 shares of Class A Series F convertible preferred stock and the related accrued dividends payable of $24,000 were converted into 172,500 shares of common stock. In 2003, the remaining 780 shares of Class A Series F convertible preferred stock and the related accrued dividends payable of $187,000 were converted into 966,950 shares of the Company's common stock. The Company also reversed $100,000 of previously accrued dividends based on the mandatory conversion date of the preferred stock.

In conjunction with the CIMS acquisition transaction completed in April 2000 (see Note 16 below), 1,500 shares of Class A Series H preferred stock with a face value of $1,500,000 (book value $1,300,000) were issued as part of the transaction consideration. The series H preferred stock yields 8% in semi-annual cash dividends, when declared, and is convertible at the Company's option for the first 33 months of its 36-month life. In November 2003, the Company restructured the terms of the Class A Series H preferred stock. The new terms extend the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A, Series A, Convertible Preferred Stock. Additionally, there are undeclared dividends on the Series H preferred stock. Cumulative but undeclared dividends at December 31, 2003 equaled $360,000 ($.72 per share) and $390,000 ($.26 per share), respectively for the Series A and H preferred stock. In 2001, the Company paid $30,000 of dividends and reversed $154,000 of previously accrued but undeclared dividends.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


6. Stockholders' Equity (continued)

Common Equity

During the first quarter of 2003, there were a total of 305,000 common stock options with exercise prices ranging from $0.17 to $0.24 granted to Directors of the Company.

During January 2003, an agreement was reached with certain Directors of the Company to satisfy a $211,000 liability for previously rendered services via a grant of 1,320,854 shares of the Company's common stock. As of December 31, 2003, 568,906 shares were issued; the balance of the remaining 751,948 shares was issued in January 2004.

During January 2003, the Company issued 37,500 shares of the Company's common stock to a vendor in lieu of $6,000 cash payment.

During the first quarter of 2003, the Company issued 212,789 shares of its common stock to third parties for services rendered in the amount of $37,000; 107,369 of these shares were issued to a Director of the Company. The Company also received $9,000 proceeds from the exercise of 90,000 common stock warrants at $0.10 per share.

During the second quarter of 2003, the Company issued 109,336 shares of its common stock to third parties for services rendered in the amount of $33,000; 53,770 of these shares were issued to a Director of the Company who retired in July 2003. Also during the second quarter of 2003, the Company issued 89,500 shares of its common stock in lieu of an $18,000 cash payment on a note payable to a related party. The Company also recognized $6,000 from the exercise of 60,000 common stock warrants.

During the second quarter of 2003, the Company issued common stock pursuant to its Employee 401(k) Plan, whereby certain contributions are matched by the Company for its common stock valued at $82,000, resulting in the issuance of 514,713 common shares.

In August 2003, the Company issued 1,250,000 shares of its common stock in a private placement and issued two-year warrants to purchase 625,000 shares of its common stock at an exercise price of $0.35 per share to investors for an aggregate purchase price of $250,000.

During the third quarter of 2003, the Company issued 198,229 shares of its common stock to third parties for services rendered in the amount of $45,000. Also in the third quarter, the Company issued 50,000 shares of its common stock in lieu of a $10,000 cash payment on a note payable to a related party. The Company issued 591,676 shares of its common stock in lieu of $158,000 in fees related to the litigation entered into by the Company as fully explained in Note 8.

During the fourth quarter of 2003, the Company issued 170,044 shares of its common stock to third parties for services rendered in the amount of $33,000. The Company also issued 351,708 shares of its common stock in lieu of a $70,000 cash payment on a note payable to a related party. The Company issued 317,017 shares of its common stock in lieu of $62,000 in fees related to the litigation entered into by the Company as fully explained in Note 8.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D involving only accredited investors.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


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

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between May 2003 and March 2013. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

   ---------------------------------------------------------------------------------------------
                                                                           Weighted Average
                                                         Shares             Exercise Price
                                                  ----------------------------------------------

   Outstanding at December 31, 2000                     2,496,825              $ 2.59
   Canceled or expired                                   (687,500)               2.91
   Granted                                              2,169,232                1.03
   Exercised                                                    -                   -
                                                  ----------------------------------------------

   Outstanding at December 31, 2001                     3,978,557              $ 1.69
   Canceled or expired                                   (458,008)               2.60
   Granted                                                212,500                0.73
   Exercised                                               (5,992)               1.03
                                                  ----------------------------------------------

   Outstanding at December 31, 2002                     3,727,057              $ 1.63
   Canceled or expired                                   (802,000)               2.41
   Granted                                                305,000                0.18
   Exercised                                                    -                   -
                                                  ----------------------------------------------
   Outstanding at December 31, 2003                     3,230,057               $1.45
   ---------------------------------------------------------------------------------------------

   ---------------------------------------------------------------------------------------------
        Exercisable at                               Exercise Price         Weighted Average
           Year-end               Options            Range Per Share         Exercise Price
   ---------------------------------------------------------------------------------------------

             2001                2,104,027           $0.72 to $6.00              $ 1.79
             2002                2,933,875           $0.39 to $6.00              $ 1.66
             2003                3,015,011           $0.17 to $5.13              $ 1.56
   ---------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


7. Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

                                       ------------------------------------------------------- -----------------
                                                               Ranges                                Total
   ----------------------------------- ------------------------------------------------------- -----------------
   Range of exercise prices               $0.17 to $1.16    $1.35 to $2.25     $2.35 to $5.13     $0.17 to $5.13
   ----------------------------------- ------------------ ----------------- ------------------ -----------------
   Options outstanding                         1,922,731           652,750            654,576          3,230,057
   Weighted average remaining
   contractual life (years)                         5.13              5.14                3.6               4.44
   Weighted average exercise price                 $0.75             $1.80              $3.15              $1.45
   Exercisable                                 1,726,942           642,026            646,043          3,015,011
   Weighted average exercise price                 $0.87             $1.80              $3.15              $1.56
   ----------------------------------- ------------------ ----------------- ------------------ -----------------


Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.30 to $3.75 per share and expiring between August 2004 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

   ---------------------------------------------------------------------------------------------
                                                                           Weighted Average
                                                         Shares             Exercise Price
                                                  ----------------------------------------------

   Outstanding at December 31, 2000                    6,644,680                $ 2.94
   Canceled or expired                                  (863,368)                 3.91
   Granted                                             8,708,437                  1.09
   Exercised                                             (56,666)                 0.00
                                                  ----------------------------------------------

   Outstanding at December 31, 2001                   14,433,083                $ 1.75
   Canceled or expired                                  (917,132)                 1.03
   Granted                                             4,275,224                  0.57
   Exercised                                          (2,693,307)                 0.46
                                                  ----------------------------------------------

   Outstanding at December 31, 2002                   15,097,868                $ 1.34
   Canceled or expired                                (1,356,212)                 1.94
   Granted                                             2,235,000                  0.38
   Exercised                                            (650,000)                 0.29
                                                  ----------------------------------------------
   Outstanding at December 31, 2003                   15,326,656                 $1.18
   ---------------------------------------------------------------------------------------------

   ---------------------------------------------------------------------------------------------
         Exercisable at                              Exercise Price         Weighted Average
            Year-end           Warrant Shares        Range Per Share         Exercise Price
   ---------------------------------------------------------------------------------------------

              2001               12,922,971          $0.40 to $5.04              $1.75
              2002               13,960,095          $0.30 to $5.04              $1.30
              2003               15,087,830          $0.30 to $3.75              $1.17
   ---------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


7. Stock Options and Warrants (continued)

The following table summarizes information about common stock warrants outstanding at December 31, 2003:

                                        --------------------------------------------------------- -------------------
                                                                 Ranges                                 Total
   ------------------------------------ --------------------------------------------------------- -------------------
   Range of exercise prices               $0.30 to $1.25        1.31 to $2.25     $2.38 to $3.75      $0.30 to $3.75
   ------------------------------------ -------------------- ----------------- ------------------ -------------------
   Outstanding                                   10,924,383         2,672,162          1,730,111          15,326,656
   Weighted average remaining
    contractual life (years)                            3.0               3.8                2.9                 3.2
   Weighted average exercise price                    $0.74             $1.81              $2.99               $1.18
   Exercisable                                   10,784,407         2,672,162          1,631,261          15,087,830
   Weighted average exercise price                    $0.73             $1.81              $3.02               $1.17
   ------------------------------------ -------------------- ----------------- ------------------ -------------------

The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001 respectively: no dividends paid for all years; expected volatility of 125% for 2003, 121% for 2002 and 93% for 2001; risk-free interest rates range from 1.60% to 6%, expected lives range from 2.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

       -------------------- ---------------------------------------------------
                                          Year Ended December 31,
       -------------------- ---------------------------------------------------
                                  2003             2002              2001
       -------------------- ---------------- ----------------- ----------------

        Stock options and
            warrants             $0.24            $0.38            $ 0.72
       -------------------- ---------------- ----------------- ----------------


During 2003, there were a total of 305,000 common stock options with exercise prices ranging from $0.17 to $0.24 per share granted to Employees and Directors of the Company. The exercise prices of these options equaled the fair market value or more of the common stock at the time of such grants. Additionally, 2,235,000 warrants were issued related to investors; as described in Note 5, 1,610,000 were granted on behalf of a material investor and as described in Note 6, 625,000 were granted to other investors.

Options to Directors and Officers

Included in the options and warrants granted above are the following:

During 2003, 305,000 options of the Company's common stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the common stock on the grant date at a weighted average exercise price of $0.18 per share, expiring no later than March 2013. As of December 31, 2003, none of these options or warrants were exercised.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


7. Stock Options and Warrants (continued)

During 2002, 213,350 options of the Company's common stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the common stock on the grant date at an exercise price of $0.75 per share, expiring no later than on February 2012. As of December 31, 2003, none of these options was exercised.

During 2001, 2,448,232 options and warrants of the Company's common stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the common stock on the grant date at a weighted average exercise price of $0.99 per share, expiring no later than January 2011. As of December 31, 2003, none of these options or warrants were exercised.

Shares reserved for future issuance of common stock approximate 5,940,000 of December 31, 2003.

8. Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(R). By April 2001, management determined that the project had become infeasible due to the lack of support by the vendor and its unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $2,380,000.

On October 17, 2002, the Court of Common Pleas of Montgomery County, Pennsylvania, rendered a judgment for a former employee for $361,000 plus interest for a total amount of $469,000, which was recorded during the quarter ended September 30, 2002. This suit had originally been commenced in March 1998 for alleged termination of contract. In December 2002, a settlement was reached wherein the judgment would be satisfied by the issuance of 1,200,000 shares of the Company's common stock, and certain related registration rights. The aggregate charge to the Company was $276,000, and resulted in a reduction of $193,000 to the previously recorded charge. This reduction was recorded in the 4th quarter 2002.

On May 5, 2003, the Company filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

In January 2004, the Company notified one of its consultants, Hunter A. Carr, that per its May 6, 2003 litigation support agreement and database participation agreement, the consultant had not performed his duties noted therein and is in default of the contracts. The Company is in the process of trying to resolve the dispute and has suspended payments to the consultant starting in December 2003, pending satisfactory resolution of the matter. Per the agreements, the Company was obligated to pay $14,910 per month under the litigation support agreement and $6,900 per month under the database participation agreement. The Company believes it has a meritorious defense against this claim.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


9. Related Party Transactions

In September 2003, the Company sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000,000, which includes delivery of the current version of Intarsia plus the cost of other contract defined milestones related to the development of derivative products for the healthcare market. The Company has recognized $475,000 of revenue from this transaction in the third quarter of 2003 related to the sale of Intarsia, the balance of the contract has been deferred until delivery of the remaining milestones in accordance with SOP 97-2. The Company has also recognized $6,000 of services revenue related to maintenance services during the year. The balance of $19,000 has been deferred and will be amortized through 2004 as services are performed.

In March 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of stock warrants and cash. The Company's Chief Marketing Officer, Alyssa Dver, founded Lead Factory. The terms of the sale included issuance of 100,000 ten-year warrants, at an exercise price of $0.72 per share upon the signing of the agreement. The Company also accrued $50,000 in royalties earned under the terms of this agreement during the third quarter 2003. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when the Company acquired a 10% equity interest, which interest the Company had subsequently fully reserved. The purchase agreement supercedes all earlier agreements with Lead Factory.

The Company incurred consulting and commission expenses, and out-of-pocket expenses of $70,000, $75,000, and $245,000, for the years ended December 31, 2003, 2002, and 2001, respectively, to certain of its Directors and to an organization whose President was a Director of the Company through June 2003.

10. Profit Sharing Plan

Starting in fiscal year 1999, a 401(k) Plan was made available to all eligible SEDONA employees, but there were no contribution matches by the Company.

During 2001, the plan was modified to allow the Board of Directors to consider, on an annual basis, a discretionary match for the Plan participants in the form of Company stock at a rate of up to 50% of employee contributions but not in excess of 3% of employee base compensation.

At the February 2002 Board meeting, a decision was made to make such a match with regards to the 2001 contributions, which the match was valued at $97,000 and resulted in the issuance of 122,852 shares to participants, valued at the year end closing price of $0.79. In 2003, the Board approved matching the 2002 contributions, which was valued at $82,000 and resulted in the issuance of 514,713 shares of the Company's common stock to participants, valued at a closing price of $0.16.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


11. Commitments

The Company has employment agreements with certain key employees, which expired at various dates through 2002. The agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least three months prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.

The Company leases certain office equipment under various noncancelable operating and capital lease arrangements, which expire from 2002 to 2005. The Company entered into a lease for its corporate headquarters in December 2002, which commenced January 1, 2003 for a three-year term. On approximately April 1, 2004 the Company intends to expand its lease space at its corporate headquarters, as fully described in Item 2 - Description of Property, above. The cost of the expansion is included in the table below. In November 2003, the Company entered into a three-year lease for an engineering facility in Plymouth, Minnesota. Future minimum lease payments under these lease obligations consist of the following (in thousands, except per unit information):

            2004                                                  $86
            2005                                                  $93
                                                        --------------
            Total minimum lease payments                         $179
                                                        ==============

Rent expense for 2003 was $165,000, in addition the Company received rental income of $63,000 from a subtenant. Rent expense for 2002 and 2001 was $815,000 and $673,000, respectively.

Future minimum lease payments under capital lease obligations consist of $21,000 due in 2004 of which $1,000 is related to interest.

12. Other Accrued Liabilities and Accounts Payable

During the year ended December 31, 2003, the Company reversed a previously recorded trade payable of $153,000 for legal fees due to its former legal counsel, as a result of a conflict of interest settlement.

Other accrued liabilities comprise the following (in thousands, except per unit information):

     --------------------------------------------------------------------------------------------
                     Year ending December 31:                     2003        2002        2001
     --------------------------------------------------------------------------------------------
     Accrued payroll, benefits and severance                        $ 125     $   533      $ 158
     Accrued rent                                                       4         281         32
     Accrued fees to Directors for professional services                -         199          -
     Accrued legal expenses related to Litigation (see note           177           -          -
     8, contingencies)
     Note payable, general insurance                                  113         213        257
     Interest due on convertible notes                                110           -          -
     Miscellaneous includes Lead Factory accrual                      136           -          -
                                                               ----------------------------------
     Total                                                          $ 665     $ 1,226      $ 447
     --------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


13. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses for the years ended December 31, 2003, 2002 and 2001 and the Company has provided a valuation allowance against all net operating loss carryforwards.

At December 31, 2003, 2002 and 2001, the Company had a recorded deferred tax asset of $22.4 million, $20.8 million and $19.7 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

At December 31, 2003 and 2002, the Company had recorded current deferred tax assets of $30,000 and $16,000, respectively, which related primarily to accruals which may be recognized in the future for tax purposes. Additionally, at December 31, 2003 and 2002, the Company had recorded non-current deferred tax liabilities of $35,000 and $225,000, respectively, which related primarily to basis differences in capitalized software and property, plant and equipment.

At December 31, 2003, 2002 and 2001, the Company had approximately $57.9 million, $54.3 million and $50.5 million, respectively, in federal net operating loss carryforwards that expire in various years through 2023. Additionally, the Company has approximately $39.0 million, $36.6 million and $26.2 million, respectively, of state net operating loss carryforwards that expire in various years beginning in 2005 through 2011.

The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

14. Supplemental Disclosures of Cash Flow Information (in thousands, except per unit information)

                                              ---------------------------------------------------------------
                                                                  Year Ended December 31
                                                     2003                  2002                  2001
                                              ---------------------------------------------------------------
Cash paid during the year for interest               $ 51                  $ 45                  $     2
Cash expenses incurred relative to issuance
of stock                                                -                   130                      215
Conversion of preferred stock dividends and
debenture interest into Common stock                  187                     -                       49
Conversion of preferred stock debenture to
common stock                                          780                   399                    2,196
Conversion of debenture into common stock             220                     -                        -
Common stock issued for repayment of note
payable to related party                               98                     -                        -
Fixed asset purchases through assumption of
capital lease obligation                                -                     -                       75

15. 2000 CIMS Purchase

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. $550,000 in five-year warrants were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 will be paid contingent on the performance of the business unit acquired ("the

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


15. 2000 CIMS Purchase (continued)

Contingent Payment"). Through June 30, 2003, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. In November 2003, the Company restructured the agreement with Acxiom. The Company has issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest are due no later than May 26, 2006. The restructured terms include, 1.) Extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006. 2.) Payment of trade payables due totaling $132,000, which are accrued net of a credit due back to the Company of $78,000; and 3.) Agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom. Company Management believes that there is a remote possibility of having to provide any future services related to this agreement.

16. Major Customer Transactions

As of December 2002, SEDONA sold its existing customer base to Fiserv Customer Contact Solutions, allowing the Company to focus on its end user indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line.

Five alliance partners accounted for ninety-six percent of sales in 2003. Two alliance partners accounted for fifty-two percent of sales in 2002. No single customer accounted for more than 10% of sales in 2001.


17.  Subsequent Events

The Company issued 14,593 shares of its common stock in lieu of $6,000 in fees related to the litigation entered into by the Company as fully explained in Note
8. The Company also issued 10,248 shares of its common stock to a third party for services rendered in the amount of $5,000.

On February 1, 2004, the Company issued 1,702,128 shares of its common stock to investors in a private placement transaction for proceeds of $800,000. The Company also issued 851,064 two-year warrants at an exercise price of $0.70 per share.

In February 2004, the Company received $40,000 in proceeds and issued 100,000 shares of its common stock from the exercise of 100,000 common stock warrants.

The Company also issued 20,000,000 shares of its common stock to Mr. David Vey who elected to convert his outstanding debentures of $200,000.

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

10.41 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Debentures and Warrants.(13)

10.40 Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002. (13)

10.42    Convertible note dated December 6, 2002 (14)

10.43    Convertible note dated January 03, 2003 (14)

10.44    Convertible note dated January 10, 2003 (14)

10.45    Promissory note dated January 10, 2003 (14)

10.46    Convertible note dated March 13, 2003 (14)

10.47    Promissory note dated March 13, 2003 (14)

23.1*    Consent of McGladrey & Pullen LLP

23.2*    Consent of Ernst & Young LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

99.1 Statement Under Oath of the Company's Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
*        Filed herewith.
#        Executive Compensation Plans and Arrangements.


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

(13) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14) Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.