Form 10-K/A
period 2003-12-31
SEDONA CORP
filed 2004-04-29
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Officers, and persons who benefically own more than 10% of its Common Stock to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file. Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, we believe that, for the year ended December 31, 2003, all reporting persons complied on a timely basis with the filing requirements applicable to them, except as follows: David Vey filed a Form 4 on March 11, 2004 to report purchases of Common Stock of 89,286 shares on December 23, 2003, 212,766 shares on January 13, 2004 and 3,000,000 shares from a debt conversion on January 28, 2004. David Vey also filed a Form 4 on December 17, 2003 to report shares of 640,000 derivative securities acquired on July 15, 2003, 888,889 derivative securities acquired on September 25, 2003 and 634,615 derivative securities acquired on September 25, 2003. Mr. Vey also filed a Form 4 on June 23, 2004 to report common shares owned through exercise of a warrant on June 13, 2003. Anita Primo filed a Form 3 on March 2, 2004 to report 38,726 initial shares beneficially owned and 65,000 derivative securities beneficially owned; Victoria Looney filed a Form 3 on April 2, 2003 to report 57,500 initial shares beneficially owned and 50,000 derivative securities owned.

The Company is in the process of adopting a Code of Ethics and expects the process to be complete in May 2004.

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

The Compensation Committee is responsible for recommending compensation policies with respect to of the Company's Executive Officers, and for making decisions about awards under the Company's stock-based compensation plans. Each member of the Compensation Committee is a "non-employee Director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Act"), and an "outside Director" within the meaning of Section 162(m) of the Internal Revenue Code. This report addresses SEDONA's compensation policies for 2003 as they affected the Chief Executive Officer and the Company's other Executive Officers, including the Named Executive Officers.

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

All compensation decisions are determined following a review of many of the Company's achievements over the past year, the individual's contributions to the Company's success, any significant changes in role or responsibility, and the internal equity of compensation relationships.

In general, the Compensation Committee intends that the overall total compensation opportunities provided to the Company's Executive Officers should reflect competitive compensation for executives with corresponding responsibilities in comparable firms providing similar products and services. To the extent determined to be appropriate, the Compensation Committee also considers general economic conditions, the Company's financial performance, and the individual's performance in establishing the compensation opportunities for the Executive Officers. Total compensation opportunities for the Executive Officers are adjusted over time as necessary to meet this objective. Actual compensation earned by the Executive Officers reflects both their contributions to SEDONA's actual Shareholder value creation and the Company's actual financial performance.

The competitiveness of the Company's total compensation program - including base salaries, annual cash incentives, and long-term stock-based incentives - is assessed by the Compensation Committee. Data for external comparisons may be drawn from a number of sources, including the publicly available disclosures of selected comparable firms with similar products and national compensation surveys of information technology firms of similar size as the Company.

To present a reasonable comparison of the Company's performance versus the Company's peers, the Board of Directors has determined that it would employ two indexes in the Stock Performance Graph section of this report; (i) the Nasdaq-US Index, and (ii) the Nasdaq Computer & Data Processing Index, since there is no one index that exactly matches SEDONA's business. As the Company progresses with its business development plans, many of the firms in these indexes will be employed in the peer group to be used by the Compensation Committee to assess the external competitiveness of compensation levels.

While the targeted total compensation levels for the Executive Officers are intended to be competitive, compensation paid in any particular year may be more or less than the average, depending upon the Company's actual performance.

Shareholders should be aware that given the past year's performance of the Company, no cash bonuses were distributed to the Company's Employees or Executive Officers. To the contrary, all of the Company's employees accepted a 10% salary decrease in effect since September 2001 which was not reinstated until December 2003. The Chief Executive Officer's salary and compensation package will be reviewed and re-evaluated by the Compensation Committee. In addition, the Committee is considering new benchmarks and guidelines for performance that will be reviewed by the Committee to assure productivity and performance are equitably balanced. These are among several important topics under consideration and review by the Compensation Committee.

Base Salary

Base salaries for all Executive Officers, including the Company's Chief Executive Officer, are reviewed by the Compensation Committee on an annual basis. In determining appropriate base salaries, the Compensation Committee considers external competitiveness, the roles and responsibilities of the individual, the internal equity of compensation relationships, and the contributions of the individual to the Company's success.

Annual Cash Incentive Opportunities

The Compensation Committee believes that Executives should be rewarded for their contributions to the success and profitability of SEDONA and, as such, approves the annual cash incentive awards. Incentive awards are linked to the achievement of revenue and net income goals by SEDONA and/or specific business units, and the achievement by the Executives of certain assigned objectives. The individual objectives set for the Company's Executive Officers are generally objective in nature and include such goals as revenue, profit and budget objectives, and increased business unit productivity. The Compensation Committee believes that these arrangements tie the Executive's performance closely to key measures of the success of SEDONA or the Executive's business unit. All Executive Officers, including the Chief Executive Officer, are eligible to participate in this program.


Long-Term Stock-Based Incentives

 The Compensation Committee also believes that it is essential to link the interests of Executive and Shareholder together. As such, from time to time, the Compensation Committee grants stock options to Executive Officers and other employees under the Plan. In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the individual to the Company's success, and the need to retain the individual over time. All Executive Officers, including the Chief Executive Officer, are eligible to participate in this program.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Although no Named Executive Officer received compensation exceeding this limit in 2003, the Company has limited the number of shares of Common Stock subject to options, which may be granted, to the Company's employees in a manner that complies with the performance-based requirements of Section 162(m). While the Compensation Committee does not currently intend to qualify its annual incentive awards as a performance-based plan, it will continue to monitor the impact of Section 162(m).

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