Form 10-K/A
period 2003-12-31
SEDONA CORP
filed 2004-05-11
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                                 Amendment No. 2

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

10.47    Promissory note dated March 13, 2003 (14)

23.1     Consent of McGladrey & Pullen, LLP

23.2     Consent of Ernst & Young LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
*        Filed herewith.
#        Executive Compensation Plans and Arrangements.


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

23.1     Consent of McGladrey & Pullen LLP

23.2     Consent of Ernst & Young LLP

24.1     Power of attorney (included on the signature page to this Form 10-K)

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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