Form 10-Q
period 2004-03-31
SEDONA CORP
filed 2004-05-14
CIK 764843

Back to Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-15864

SEDONA Corporation
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	95-4091769

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1003 W. 9th Avenue, Second Floor, King of Prussia, PA	19406

(Address of principal executive offices)	(Zip Code)

     Registrant's telephone number, including area code (610) 337-8400.

     Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO .

     Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). YES NO .

At March 31, 2004, there were 83,088,195 shares outstanding of the registrant’s common stock, par value $0.001 per share.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES

Back to Contents

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", “intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,

	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$228	$59
Accounts receivable, net of allowance for doubtful accounts of $13 and $13 at March 31, 2004 and
December 31, 2003, respectively	126	179
Prepaid expenses and other current assets	96	138

Total current assets	450	376

Property and equipment, net of accumulated depreciation and amortization	50	66
Software development costs, net of accumulated amortization of $1,465 and $3,531 at March 31, 2004
and December 31, 2003 respectively	211	351
Non-current assets – other	27	39

Total non-current assets	288	456

Total assets	$738	$832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$228	$425
Accrued expenses and other current liabilities	612	665
Deferred revenue	136	314
Current maturities of long-term debt	11	20
Short-term debt- debentures	1,620	1,697

Total current liabilities	2,607	3,121

Long-term debt, less current maturities	953	953
Interest payable	65	46

Total long-term liabilities	1,018	999

Total liabilities	3,625	4,120

Stockholders’ equity/(deficit):
Class A convertible preferred stock
Authorized shares – 1,000,000 (liquidation preference $2,500)
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Series H, par value $2.00, Issued and outstanding shares – 1,500	3	3
Common stock, par value$0.001
Authorized shares -125,000,000, Issued and outstanding shares – 83,088,195 and 61,131,513 in 2004
and 2003, respectively	83	61
Additional paid-in-capital	61,159	60,048
Accumulated deficit	(65,132)	(64,400)

Total stockholders’ equity/(deficit)	(2,887)	(3,288)

Total liabilities and stockholders’ equity/(deficit)	$738	$832

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Revenues:
Product licenses	$235	$301
Services	52	267

Total revenues	287	568

Cost of revenues:
Product licenses	140	191
Services	12	25

Total cost of revenues	152	216

Gross profit	135	352

Expenses:
General and administrative	333	501
Sales and marketing	76	77
Research and development	283	198

Total operating expenses	692	776

Loss from operations	(557)	(424)

Other income (expense):
Interest income	—	2
Interest expense	(175)	(224)
Other	—	(2)

Total other (expense)	(175)	(224)

Net loss	(732)	(648)
Preferred stock dividends	(97)	(75)

Loss applicable to Common Stockholders	$(829)	$(723)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	58,636,414	49,825,357

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,

Operating activities:	2004	2003

Net loss	$(732)	$(648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	51
Software amortization	140	189
Accretion of discount on convertible note	123	198
Charge for option and warrant based compensation	4	—
Charge for legal and consulting services	28	—
Changes in operating assets and liabilities:
Accounts receivable	53	(317)
Change in restricted cash	—	238
Prepaid expenses and other current assets	43	54
Other non-current assets	12	—
Accounts payable and accrued expenses	(231)	(1,028)
Deferred revenue and other liabilities	(178)	(22)

Net cash used in operating activities	(722)	(1,285)

Investing activities:
Purchase of property and equipment	—	(3)

Net cash used in investing activities	—	(3)

Financing activities:
Issuance of convertible note	—	1,320
Repayments of long-term obligations	(9)	(17)
Payments on redemption of debenture	—	—
Proceeds from the issuance of common stock, net	800	242
Proceeds from exercise of common stock warrants, net	100	9
Repayment of note payable-related party	—	(12)

Net cash provided by financing activities	891	1,542

Net increase in cash and cash equivalents	169	254
Cash and cash equivalents, beginning of period	59	—

Cash and cash equivalents, end of period	$228	$254

See accompanying notes.

Back to Contents

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2004 are not necessarily indicative of the results to be experienced for the year ended December 31, 2004.

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company’s working capital requirements over the period through the first quarter of 2005. In addition to the loss of ($732,000) realized during the three months ended March 31, 2004, the Company incurred substantial losses from operations of approximately ($4,212,000) and ($6,001,000) during the years ended December 31, 2003 and 2002, respectively. If additional financing is required in the period through the first quarter of 2005, such funding may not be readily available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2003 annual financial statements on Form 10-K and Form 10K/A filed on March 30, 2004 and April 29, 2004, respectively. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year 2003.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, “Accounting for Stock –Based Compensation-Transition and Disclosure”:

Back to Contents

	Three months ended March 31,
	2004	2003

Net loss applicable to common stockholders	$(732,000)	$(648,000)
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax benefits	(27,000)	(314,000)

Pro-forma net loss applicable to common stockholders	$(759,000)	$(962,000)

Basic and diluted earnings per common share	$(0.01)	$(0.01)
Pro-forma, basic and diluted earnings per common share	$(0.01)	$(0.02)

As the Company incurred losses in 2004 and 2003, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

Note #2: Property and Equipment (In thousands)

Property and equipment consists of:

	Three months
	ended	Year ending
	March 31,	December 31,
	2004	2003

Machinery and equipment	$1,005	$1,005
Equipment under capital lease	209	209
Furniture and fixtures	3	46
Leasehold improvements	33	40
Purchased software for internal use	193	193

	1,443	1,493
Less accumulated depreciation and amortization	1,393	1,427

	$50	$66

Note #3: Stockholders’ Equity

During the first quarter of 2004, the Company issued 19,424 shares of its Common Stock to a consultant in lieu of $10,000 cash compensation for investor relation services rendered. The Company also issued 35,130 shares of its Common Stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. (See Note 9 to the Consolidated Financial Statements).

In January 2004, the Company issued 1,702,128 shares of its Common Stock to investors in exchange for cash proceeds from a private placement of $800,000. The Company also issued the same investors 851,064 two-year warrants to purchase shares of its Common Stock at $0.70 per share.

During the first quarter, the Company received $100,000 and issued 200,000 shares of its Common Stock from the exercise of 200,000 Common Stock warrants.

In March 2004, the Company issued 20,000,000 shares of its Common Stock to Mr. David Vey who elected to convert $200,000 of convertible debentures issued in January and March 2003 into Company Common Stock.

Back to Contents

Subsequent to March 2004, the Company issued 7,225 shares of its Common Stock to a consultant in lieu of $2,500 cash compensation for investor relation services rendered. The Company also issued 14,455 shares of its Common Stock to an attorney in lieu of $6,100 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. The Company issued 59,916 shares of its Common Stock to employees for shares purchased through the Employee Stock Purchase Plan.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends on at March 31, 2004 equaled $846,854 or $1.69 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #4: Major Customers

Revenues generated from two major alliance partners (Fiserv and OSI) accounted for 97% of total revenues earned in the quarter ended March 31, 2004.

In March 2004, SEDONA signed an addendum to its Master Software License Agreement signed April 18, 2002 with Fiserv Solutions Inc. The agreement grants Fiserv the rights to Intarsia Version 4.1 for a renewal fee of $280,400. In June 2003 Fiserv notified the Company of its right to cancel maintenance services for its customer base. By cancellation Fiserv also forfeited its rights to any future product releases, updates, upgrades, patches and corrections. The March 2004 addendum grants Fiserv the right to Intarsia Version 4.1 for a fee of $280,400 to be credited against the balance of prepaid royalties, which are included in deferred revenue. The Company also agreed to provide Fiserv with up to 750 personnel hours of professional services and customer support at a rate of one hundred and thirty-four dollars per hour or $100,500 until December 31, 2004. In the event that Fiserv does not use all of the service hours by December 31, 2004, SEDONA agreed to reimburse Fiserv for the value of unused services. The Company has deferred revenue recognition of $100,500 of the license renewal fee to account for the value of professional services. The fees will be recognized in subsequent periods through December 31, 2004 as services are performed. The Company has also agreed to provide third-level support to Fiserv for a period of three years. The Company valued the maintenance at $8,995, has deferred recognition of the maintenance and will recognize the revenue on a monthly basis over a three-year period.

Note # 5: Alliance Agreements

In January 2004, SEDONA announced that EastPoint Technologies had signed an agreement to resell SEDONA’s CRM solution. EastPoint Technologies delivers integrated, end-to-end core processing solutions for community banks, finance companies and other financial institutions located across the United States.

Note #6: Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 31

	2004	2003

Cash paid during period for interest	$697	$8,000
Conversion of Director liability to equity	—	211,000
Conversion of debenture to common stock	200,000	—

Back to Contents

Note #7: Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor’s software into SEDONA’s Intarsia ™. By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor’s unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $2,850,000 due.

In January 2004, the Company notified one of its consultants, Hunter A. Carr, that per his May 6, 2003 litigation support agreement and database participation agreement, the consultant had not performed his duties noted therein, and is in default of the contracts. The Company is in the process of trying to resolve the dispute and has suspended payments to the consultant starting in December 2003, pending satisfactory resolution of the matter. Per the agreements, the Company was obligated to pay $14,910 per month under the litigation support agreement and $6,900 per month under the database participation agreement.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

Note #8: CIMS Transaction

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. Five-year warrants amounting to an aggregate of $550,000 were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 will be paid contingent on the performance of the business unit acquired ("the Contingent Payment"). Through March 2004, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance of the business unit acquired. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. In November 2003, the Company restructured the agreement with Acxiom. The Company has issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest are due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which are accrued net of a credit due back to the Company of $78,000; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom. The Company believes that there is a remote possibility of having to provide future services related to this agreement.

Note # 9: Litigation

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

Back to Contents

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

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as EastPoint Technologies signed in January 2004, and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2004 and 2003.

Revenues for the three months ended March 31, 2004 and 2003 were $287,000 and $568,000, respectively. Revenues for 2003 were higher than the same period in 2004 due to a change in the Company’s business model to an indirect sales approach where the Company distributes its product through third party alliance partners (TPAP). Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner and on maintenance charged to customers by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA. Revenue from license fees and royalties totaled $235,000 and $301,000 in the first quarter of 2004 and 2003, respectively. The increase in fees during the first quarter of 2003 compared to 2004 was due to the signing of a new license agreement to a TPAP. During the first quarter of 2004 the Company recognized $52,000 in services revenue compared to $267,000 during the same quarter in 2003. The decrease in services revenue was primarily due to the sale of SEDONA’s customer base and related services fees to Fiserv Solutions in January 2003.

Total cost of revenues decreased to $152,000 for the three months ended March 31, 2004 from $216,000 for the three months ended March 31, 2003, due to a decrease in the amortization expense of capitalized software.

Total operating expenses decreased to $692,000 in the first quarter of 2004, from $776,000 in the year earlier period, reflecting principally a decrease in rent and moving expenses related to the relocation of the Company’s corporate headquarters in January 2003. The Company also recognized a significant decrease in its telecommunications expense due to the relocation of its headquarters. Fees for audit and legal services also decreased during the first quarter of 2004 compared to the 2003.

Back to Contents

Other expenses in the three months ended March 31, 2004 decreased to $175,000 from $224,000 in the three months ended March 31, 2003, reflecting a decrease in the non-cash convertible note discount accretion associated with convertible notes.

Liquidity and Capital Resources

At March 31, 2004, cash and cash equivalents increased to $228,000 compared to the December 31, 2003 amount of $59,000. For the three months ended March 31, 2004, the cash flows from operating activities resulted in a net use of cash of $722,000. This use of cash was primarily due to payments of payroll, accounts payable and accrued expenses.

The cash flows from investing activities during the three-month period ended March 31, 2004 and March 31, 2003, respectively, resulted in a use of cash of $0 and $3,000 to fund the purchase of equipment.

For the three months ended March 31, 2004, the cash flows from financing activities resulted in net cash provided by financing activities of $891,000. The principal increase in cash was due to proceeds from an $800,000 private placement stock sale. The Company also recognized $100,000 from the exercise of 200,000 common stock warrants. For the three months ended March 31, 2003, the cash flow from financing activities increased principally due to proceeds from the issuance of common stock of $242,000 and the exercise of 90,000 common stock warrants that resulted in proceeds of $9,000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the three month period ended March 31, 2004 and the year ended December 31, 2003, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share – (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share – (assuming dilution) would be reduced.

Back to Contents

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

Back to Contents

PART II - OTHER INFORMATION

Item 1 –	Legal Proceedings

No actions other than matters involved in the ordinary course of business are currently known by management and none of these are believed by management to be material to the Company’s financial condition or results of operations.

Item 2 –	Changes in Securities and Use of Proceeds – None

Item 3 –	Default Upon Senior Securities– None

Item 4 –	Submission of Matters to a Vote of Security Holders – None

Item 5 –	Other Information – None

Item 6 –	Exhibits

	Exhibit 10.48* –	Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002

	Exhibit 31.1* –	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2* –	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1* –	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2* –	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

      Reports on Form 8-K – The Company furnished a Current Report on Form 8-K on March 18, 2004 in connection with a press release announcing its preliminary results for the full year and three months ended December 31, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.

SEDONA CORPORATION

DATE: May 14, 2004	/S/Marco A. Emrich
Marco A. Emrich
President and Chief Executive Officer

DATE: May 14, 2004	/S/Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.48*	Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith