Form 10-Q
period 2004-06-30
SEDONA CORP
filed 2004-08-13
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

     Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO.

     Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). YES      NO .

     At August 12, 2004, there were 83,242,022 shares outstanding of the registrant’s common stock, par value $0.001 per share.

Back to Index

SEDONA CORPORATION AND SUBSIDIARIES

Back to Index

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

Back to Index

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,

	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139	$59
Accounts receivable, net of allowance for doubtful accounts of $13 and $13 at June 30, 2004 and December 31, 2003, respectively	77	179
Accounts receivable, related party	300	—
Prepaid expenses and other current assets	53	138

Total current assets	569	376

Property and equipment, net of accumulated depreciation and amortization	36	66
Software development costs, net of accumulated amortization of $1,023 and $3,531 at June 30, 2004 and December 31, 2003, respectively	102	351
Non-current assets – other	24	39

Total non-current assets	162	456

Total assets	$731	$832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$232	$425
Accrued expenses and other current liabilities	671	665
Deferred revenue	140	314
Current maturities of long-term debt	8	20
Short-term debt- debentures	2,120	1,697

Total current liabilities	3,171	3,121

Long-term debt, less current maturities	953	953
Interest payable	84	46

Total long-term liabilities	1,037	999

Total liabilities	4,208	4,120

Stockholders’ equity/(deficit):
Class A convertible preferred stock
Authorized shares – 1,000,000 (liquidation preference $2,500)
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Series H, par value $2.00, Issued and outstanding shares – 1,500	3	3
Common stock, par value $0.001
Authorized shares – 125,000,000, Issued and outstanding shares – 83,169,791 and 61,131,513 in 2004 and 2003, respectively	82	61
Additional paid-in-capital	61,181	60,048
Accumulated deficit	(65,743)	(64,400)

Total stockholders’ equity/(deficit)	(3,477)	(3,288)

Total liabilities and stockholders’ equity/(deficit)	$731	$832

See accompanying notes.

Back to Index

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,

	2004	2003

Revenues:
Product licenses	$80	$92
Services (including related party fees of $300 in 2004)	327	105

Total revenues	407	197

Cost of revenues:
Product licenses	109	180
Services	14	43

Total cost of revenues	123	223

Gross profit	284	(26)

Expenses:
General and administrative	440	468
Sales and marketing	106	71
Research and development	297	205

Total operating expenses	843	744

Loss from operations	(559)	(770)

Other income (expense):
Debenture expense	—	(382)
Interest expense	(49)	(54)
Other	(3)	—

Total other (expense)	(52)	(436)

Net loss	(611)	(1,206)
Preferred stock dividends	(68)	(76)

Net loss applicable to Common Stockholders	$(679)	$(1,282)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	83,138,725	53,455,372

See accompanying notes.

Back to Index

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Revenues:
Product licenses	$315	$393
Services (including related party fees of $300 in 2004)	379	372

Total revenues	694	765

Cost of revenues
Product licenses	249	371
Services	26	68

Total cost of revenues	275	439

Gross profit	419	326

Expenses:
General and administrative	773	969
Sales and marketing	182	148
Research and development	580	403

Total operating expenses	1,535	1,520

Loss from operations	(1,116)	(1,194)

Other income (expense):
Debenture expense	(123)	(580)
Interest expense	(104)	(80)

Total other (expense)	(227)	(660)

Loss from operations before provision for income taxes	(1,343)	(1,854)
Preferred stock dividends	(164)	(151)

Net loss applicable to Common Stockholders	$(1,507)	$(2,005)

Basic and diluted net loss per share applicable to common shares	$(.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	74,049,551	53,111,296

See accompanying notes.

Back to Index

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating activities:
Net loss	$(1,343)	$(1,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	101
Software amortization	249	376
Accretion of discount on convertible note	123	580
Charge for option and warrant based compensation	8	19
Charge for legal and consulting	37	—
Charge for 401k stock contribution	55	82
Changes in operating assets and liabilities:
Accounts receivable	(198)	(138)
Change in restricted cash	—	238
Prepaid expenses and other current assets	85	102
Other non-current assets	15	—
Accounts payable and accrued expenses	(204)	(1,127)
Deferred revenue and other liabilities	(174)	(74)

Net cash used in operating activities	(1,317)	(1,695)

Investing activities: -
Purchase of property and equipment	—	(6)

Net cash used in investing activities	—	(6)

Financing activities:
Issuance of convertible note	500	1,445
Repayments of long-term obligations	(12)	(32)
Proceeds from the issuance of common stock, net	809	293
Proceeds from exercise of common stock warrants, net	100	190
Repayment of note payable-related party	—	(49)

Net cash provided by financing activities	1,397	1,847

Net increase in cash and cash equivalents	80	146
Cash and cash equivalents, beginning of period	59	—

Cash and cash equivalents, end of period	$139	$146

See accompanying notes.

Back to Index

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2004 are not necessarily indicative of the results to be experienced for the year ended December 31, 2004.

The Company believes that, if it can generate funds from operations and additional sales of securities, such funds will be sufficient to meet the Company’s working capital requirements over the period through the second quarter of 2005. In addition to the net loss of approximately ($1,343,000) realized during the six months ended June 30, 2004, the Company incurred substantial net losses of approximately ($4,212,000) and ($6,001,000) during the years ended December 31, 2003 and 2002, respectively. If additional financing is required in the period through the second quarter of 2005, such funding may not be readily available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2003 annual financial statements on Form 10-K and Form 10-K/A filed on March 30, 2004 and April 29, 2004, respectively. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock to its employees and directors at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year 2003.

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

Back to Index

	Six months ended June 30,

(In thousands)	2004	2003

Net loss applicable to common stockholders	$(1,507)	$(2,005)
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax benefits	(39)	(577)

Pro-forma net loss applicable to common stockholders	$(1,546)	$(2,582)

Basic and diluted loss per common share	$(0.02)	$(0.04)
Pro-forma, basic and diluted loss per common share	$(0.02)	$(0.05)

As the Company incurred losses in 2004 and 2003, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

Note #2: Property and Equipment (In thousands)

Property and equipment consists of:

	Six months ended	Year ending
	June 30,	December 31,

	2004	2003

Machinery and equipment	$1,005	$1,005
Equipment under capital lease	209	209
Furniture and fixtures	3	46
Leasehold improvements	33	40
Purchased software for internal use	193	193

	1,443	1,493
Less accumulated depreciation and amortization	(1,407)	(1,427)

	$36	$66

Note #3: Stockholders’ Equity and Other Financing Activities

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

Back to Index

During the second quarter of 2004, the Company issued 7,225 shares of its Common Stock to a consultant in lieu of $2,500 cash compensation for investor relation services rendered. The Company also issued 14,455 shares of its Common Stock to an attorney in lieu of $6,100 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

A total of 59,916 shares of the Company’s Common Stock were issued to employees for shares purchased through the Employee Stock Purchase Plan.

On June 4, 2004, the Company issued an 8% convertible debenture to Mr. David R. Vey and received proceeds of $500,000. The debenture matures on June 3, 2005 and is convertible at any time at the option of the holder into 1,423,533 shares of Common Stock until that date.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of regulation D involving only accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends on at June 30, 2004 equaled $914,354 or $1.82 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #4: Major Customers

Revenues generated from two major alliance partners (ACEncrypt and OSI) accounted for 95% of total revenues earned in the quarter ended June 30, 2004.

Note #5: Related Party Transactions

In September 2003, the Company signed a technology licensing agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000,000, which includes delivery of the current version of Intarsia plus the cost of other contract defined milestones related to the development of derivative products for the health insurance market. The Company recognized $475,000 of revenue from this transaction in the third quarter of 2003. Contract milestones two and three were completed during the second quarter of 2004 and the Company recognized an additional $300,000 from their completion. The balance of the contract revenue has been deferred until delivery of the remaining milestones. At June 30, 2004, accounts receivable reflects $300,000 in services related to the completion of milestone two and three, the invoice is due and payable thirty days from invoice date.

Note #6: Supplemental Disclosures of Cash Flow Information

	Six months ended June 30,

	2004	2003

Cash paid during period for interest	$2,230	$8,000
Conversion of Director liability to equity	—	211,000
Conversion of debenture to common stock	200,000	—

Back to Index

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

In November 2003, the Company restructured the agreement with Acxiom. The Company has issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest are due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which are accrued net of a credit due back to the Company of $78,000, all of which has been paid; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom. The Company believes that there is a remote possibility of having to provide future services related to this agreement.

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

Back to Index

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SEDONA is a software application and services provider that develops and markets web-based, vertical Customer Relationship Management (CRM) solutions to small and mid-size businesses (SMBs). The Company's CRM application solution, Intarsia, enables SMBs to increase the profitability of their customer portfolio and enhance shareholder value. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM application solution including community and regional banks, credit unions and insurance companies.

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

During the second quarter of 2004, SEDONA began to expand its direct sales efforts through a network of experienced independent sales representatives. Each sales representative will have a pre-established sales territory and will be paid on a commission only basis.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended June 30, 2004 and 2003.

Total revenues for the three months ended June 30, 2004 and 2003 were $407,000 and $197,000, respectively. Revenue from license fees and royalties totaled $80,000 and $92,000 in the second quarter of 2004 and 2003, respectively. During the second quarter of 2004 the Company recognized $327,000 in services revenue compared to $105,000 during the same quarter in 2003. The net increase in services revenue was primarily due to the additional related party revenue recorded from ACEncrypt Solutions contract offset by a decrease due to the sale of SEDONA’s customer base and related services fees to Fiserv Solutions in January 2003. For the six month period ended June 30, 2004 and 2003, total revenues were $694,000 and $765,000, respectively.

Total cost of revenues decreased to $123,000 for the three months ended June 30, 2004 from $223,000 for the three months ended June 30, 2003, due mainly to a decrease in the amortization expense of capitalized software. For the six month period ended June 30, 2004 and 2003, total cost of revenues decreased to $275,000 and $439,000, respectively. The decrease is a direct result of decreased amortization costs. While total costs decreased during the fiscal year, gross profit increased. For the quarter ended June 30, 2004, gross margin percentage increased to 70% compared to (13%) for the same period in 2003. For the six months ended June 30, 2004, gross margin percentage increased to 60% from 43% as compared to 2003.

Back to Index

Total operating expenses increased to $843,000 in the second quarter of 2004, from $744,000 in the year earlier period, principally reflecting an increase in expenses related to the completion of the new multi-vertical version of our CRM solution, Intarsia™. For the six-month period ended June 30, 2004, total operating expenses increased to $1,535,000 compared to $1,520,000 for the same period in 2003 principally due to an increase in cost related to the completion of the new CRM solution offset by savings in rent and moving expenses related to the relocation of the Company’s corporate headquarters in January 2003. The Company also recognized a significant decrease in its telecommunications and general insurance expenses offset slightly by an increase in personnel costs and benefits.

Other expenses in the three months ended June 30, 2004 decreased to $52,000 from $436,000 in the three months ended June 30, 2003, reflecting a decrease in the non-cash convertible note discount accretion associated with convertible notes. The results of operations for the six-month period ended June 30, 2004 and 2003 resulted in other expenses of $227,000 and $660,000, respectively. The decrease is a direct result of decreased accretion expense related to convertible notes.

Liquidity and Capital Resources

At June 30, 2004, cash and cash equivalents increased to $139,000 compared to the December 31, 2003 amount of $59,000. For the six months ended June 30, 2004, the cash flows from operating activities resulted in a net use of cash of $1,317,000 compared to $1,695,000 for the same months in 2003. This use of cash was primarily due to payments of payroll, accounts payable and accrued expenses.

The cash flows from investing activities during the six-month period ended June 30, 2003 resulted in the use of cash of $6,000 to fund the purchase of equipment. There were no investing activities in the six-month period ended June 30, 2004.

For the six months ended June 30, 2004, the cash flows from financing activities resulted in net cash provided by financing activities of $1,397,000. The principal increase in cash was due to proceeds from the issuance of convertible notes totaling $500,000 as well as an $800,000 private placement stock sale. The Company also recognized $100,000 from the exercise of 200,000 common stock warrants. For the six months ended June 30, 2003, the cash flow from financing activities totaled $1,847,000. The increase was principally due to $1,445,000 in proceeds from the issuance of convertible notes, $293,000 in proceeds from the issuance of common stock and $190,000 from the exercise of common stock warrants.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the six month period ended June 30, 2004 and the year ended December 31, 2003, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share – (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share – (assuming dilution) would be reduced.

Back to Index

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with management’s evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

PART II – OTHER INFORMATION

Item 1 –	Legal Proceedings

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

Item 6 –	Exhibits

	Exhibit 10.48* –	Convertible note dated June 4, 2004

	Exhibit 31.1* –	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2* –	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1* –	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2* –	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

     Reports on Form 8-K – The Company furnished a Current Report on Form 8-K on May 25, 2004 in connection with a press release announcing it had sent a letter to the Berlin Exchange requesting that it’s common stock no longer be quoted on that exchange.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEDONA CORPORATION

DATE: August 10, 2004	/s/Marco A. Emrich
Marco A. Emrich
President and Chief Executive Officer

DATE: August 10, 2004	/s/Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

Back to Index

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.48*	Convertible note dated June 4, 2004

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith