Form 10-Q
period 2004-09-30
SEDONA CORP
filed 2004-11-15
CIK 764843

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                       At November 15, 2004, there were 83,443,163 shares outstanding of the registrant’s common stock, par value $0.001 per share.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES

Back to Contents

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”,“anticipates”, “intends”, or “expects”. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the “Company” or “SEDONA”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,

	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$185	$59
Accounts receivable, net of allowance for doubtful accounts of $13 and $13 at September 30, 2004 and December 31, 2003, respectively	74	179
Accounts receivable, related party	110	—
Prepaid expenses and other current assets	45	138

Total current assets	414	376

Property and equipment, net of accumulated depreciation and amortization	28	66
Software development costs, net of accumulated amortization of $697 and $3,531 at September 30, 2004 and December 31, 2003, respectively	20	351
Non-current assets – other	25	39

Total non-current assets	73	456

Total assets	$487	$832

Liabilities and stockholders’ equity/(deficit)
Current liabilities:
Accounts payable	$124	$425
Accrued expenses and other current liabilities	619	665
Deferred revenue	111	314
Current maturities of long-term debt	8	20
Short-term debt- debentures	2,615	1,697

Total current liabilities	3,477	3,121

Long-term debt, less current maturities	953	953
Interest payable	104	46

Total long-term liabilities	1,057	999

Total liabilities	4,534	4,120

Stockholders’ equity/(deficit):
Class A convertible preferred stock
Authorized shares – 1,000,000 (liquidation preference $2,500)
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Series H, par value $2.00, Issued and outstanding shares – 1,500	3	3
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares –83,443,163
and 61,131,513 in 2004 and 2003, respectively	83	61
Additional paid-in-capital	61,281	60,048
Accumulated deficit	(66,414)	(64,400)

Total stockholders’ equity/(deficit)	(4,047)	(3,288)

Total liabilities and stockholders’ equity/(deficit)	$487	$832

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	September 30,

	2004	2003
Revenues:
Product licenses	$27	$555
Services (including related party fees of $110 in 2004)	183	67

Total revenues	210	622

Cost of revenues:
Product licenses	82	187
Services	19	23

Total cost of revenues	101	210

Gross profit	109	412

Expenses:
General and administrative	333	573
Sales and marketing	103	114
Research and development	275	228

Total operating expenses	711	915

Loss from operations	(602)	(503)

Other income (expense):
Debenture expense	—	(358)
Interest expense	(69)	(56)

Total other (expense)	(69)	(414)

Net loss	(671)	(917)
Preferred stock dividends	(68)	(76)

Net loss applicable to Common Stockholders	$(739)	$(993)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	83,302,786	55,329,012

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003
Revenues:
Product licenses	$342	$948
Services (including related party fees of $410 and $475 in 2004 and 2003, respectively)	562	439

Total revenues	904	1,387

Cost of revenues
Product licenses	331	558
Services	45	91

Total cost of revenues	376	649

Gross profit	528	738

Expenses:
General and administrative	1,106	1,542
Sales and marketing	285	262
Research and development	855	631

Total operating expenses	2,246	2,435

Loss from operations	(1,718)	(1,697)

Other income (expense):
Debenture expense	(123)	(938)
Interest expense	(173)	(137)

Total other (expense)	(296)	(1,075)

Loss from operations before provision for income	(2,014)	(2,772)
Preferred stock dividends	(232)	(227)

Net loss applicable to Common Stockholders	$(2,246)	$(2,999)

Basic and diluted net loss per share applicable to common shares	$(0.03)	$(0.06)

Basic and diluted weighted average common shares outstanding	77,156,476	53,852,859

See accompanying notes.

Back to Contents

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,

Operating activities:	2004	2003

Net loss	$(2,014)	$(2,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	137
Software amortization	331	558
Gain on the sale of property	—	(4)
Accretion of discount on convertible note	123	938
Charge for option and warrant based compensation	12	23
Shares issued for legal and consulting	78	—
Shares issued for 401k stock contribution	56	82
Changes in operating assets and liabilities:
Accounts receivable	(5)	(555)
Change in restricted cash	—	238
Prepaid expenses and other current assets	93	121
Other non-current assets	14	(21)
Accounts payable and accrued expenses	(289)	(1,223)
Deferred revenue and other liabilities	(203)	(73)

Net cash used in operating activities	(1,766)	(2,551)

Investing activities:
Purchase of property and equipment	—	(21)
Proceeds from the sale of property and equipment	—	11

Net cash used in investing activities	—	(10)

Financial activities:
Issuance of convertible note	995	1,765
Repayments of long-term obligations	(12)	(43)
Proceeds from the issuance of common stock, net	809	756
Proceeds from exercise of common stock warrants, net	100	190
Repayment of note payable-related party	—	(62)

Net cash provided by financing activities	1,892	2,606

Net increase in cash and cash equivalents	126	45
Cash and cash equivalents, beginning of period	59	—

Cash and cash equivalents, end of period	$185	$45

See accompanying notes.

Back to Contents

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be experienced for the year ended December 31, 2004.

The Company believes that, if it can generate funds from operations and additional sales of securities or other types of financing, such funds will be sufficient to meet the Company’s working capital requirements over the period through the third quarter of 2005. In addition to the net loss of approximately ($2,014,000) realized during the nine months ended September 30, 2004, the Company incurred substantial net losses of approximately ($4,212,000) and ($6,001,000) during the years ended December 31, 2003 and 2002, respectively. If additional financing is required in the period through the third quarter of 2005, such funding may not be readily available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans include expanding the sale and acceptance of its current and future strategic alliance partnerships; targeting new application solutions; and seeking additional debt or equity financing in addition to aggressive cost containment measures.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2003 annual financial statements on Form 10-K and Form 10-K/A filed on March 30, 2004 and April 29, 2004 and May 11, 2004, respectively. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for its stock option plans. The Company grants options for common stock to its employees and directors at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company’s stock option plans are more fully described in the Company’s Annual Report on Form 10-K for fiscal year 2003.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards (“SFAS”) No. 123,“Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock –Based Compensation-Transition and Disclosure”:

Back to Contents

	Nine months ended September 30,
(In thousands)	2004	2003

Net loss applicable to common stockholders	$(2,246)	$(2,999)
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax benefits	(45)	(707)

Pro-forma net loss applicable to common stockholders	$(2,291)	$(3,706)

Basic and diluted loss per common share	$(0.03)	$(0.06)
Pro-forma, basic and diluted loss per common share	$(0.03)	$(0.07)

As the Company incurred losses in 2004 and 2003, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

Note #2: Property and Equipment (In thousands)

Property and equipment consists of:

(In thousands)

	Nine months ended September 30, 2004	Year ending December 31, 2003

Machinery and equipment	$1,005	$1,005
Equipment under capital lease	105	209
Furniture and fixtures	3	46
Leasehold improvements	33	40
Purchased software for internal use	177	193

	1,323	1,493
Less accumulated depreciation and amortization	(1,296)	(1,427)

	$27	$66

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

In January 2004, the Company issued 1,702,128 shares of its Common Stock to investors in exchange for cash proceeds from a private placement of $800,000. The Company also issued to the same investors 851,064 two-year warrants to purchase shares of its Common Stock at $0.70 per share.

During the first quarter, the Company received $100,000 and issued 200,000 shares of its Common Stock from the exercise of 200,000 Common Stock warrants.

In March 2004, the Company issued 20,000,000 shares of its Common Stock to Mr. David Vey who elected to convert $200,000 of convertible debentures issued in January and March 2003 into the Company’s Common Stock.

Back to Contents

During the second quarter of 2004, the Company issued 7,225 shares of its Common Stock to a consultant in lieu of $2,500 cash compensation for investor relation services rendered to the Company. The Company also issued 14,455 shares of its Common Stock to an attorney in lieu of $6,100 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

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

During the third quarter of 2004, the Company issued 35,739 shares of its Common Stock to a consultant in lieu of $10,000 cash compensation for investor relation services rendered. The Company also issued 105,717 shares of its Common Stock to an attorney in lieu of $30,500 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. In August 2004, the Company issued its Common Stock pursuant to its employee 401(k) plan, whereby certain contributions are matched by the Company in company stock valued at $56,000, resulting in the issuance of 131,916 shares of Common Stock.

During the third quarter of 2004, the Company issued two 8% convertible debentures to Mr. David R. Vey and received proceeds of $495,000. The debentures mature on July 7, 2005 and September 15, 2005, respectively and are convertible at any time, at the option of the holder, into 1,885,157 shares of Common Stock until such dates. Subsequent to September 30, 2004, the Company issued an 8% convertible debenture to Mr. David R. Vey and received proceeds of $100,000. The debenture matures on October 8, 2005 and is convertible at any time, at the option of the holder, into 476,190 shares of Common stock.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of regulation D involving only sales to accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2004 equaled $981,854 or $1.96 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.

Note #4: Major Customers

Revenues generated from four major alliance partners, ACEncrypt, a related party, Fidelity Information Services, Fiserv and Open Solutions Inc., accounted for 97% of total revenues earned in the quarter ended September 30, 2004.

Note #5: Related Party Transactions

In September 2003, the Company signed a technology licensing agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000,000, which includes delivery of the current version of Intarsia, plus the cost of other contract defined milestones related to the development of derivative products for the health insurance market. The Company recognized $475,000 of revenue from this transaction in the third quarter of 2003. Contract milestones two, three and four were completed during the second and third quarters of 2004 and the Company recognized an additional $410,000 from their completion. The balance of the contract revenue has been deferred until delivery of the remaining milestones. At September 30, 2004, accounts receivable reflects $110,000 in services related to the completion of milestone four, the invoice is due and payable thirty days from invoice date.

Back to Contents

Note #6: Supplemental Disclosures of Cash Flow Information

	Nine months ended September 30,

	2004	2003

Cash paid during period for interest	$2,230	$13,000
Conversion of Director liability to equity	—	$211,000
Conversion of debenture to common stock	$200,000	—

Note #7: Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor’s software into SEDONA’s Intarsia ™. By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor’s unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $2,850,000 due to the vendor.

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

Note #8: CIMS Transaction

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. Five-year warrants amounting to an aggregate of $550,000 were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the “Required Payment”), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 will be paid contingent on the performance of the business unit acquired (“the Contingent Payment”). Through March 2004, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance of the business unit acquired. The performance period for both the Required Payment and the Contingent Payment expired in April 2003.

In November 2003, the Company restructured the agreement with Acxiom. The Company has issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest are due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which are accrued net of a credit due back to the Company of $78,000, all of which has been paid; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom. The Company believes that there is a remote possibility that the Company may have to provide future services related to this agreement.

Back to Contents

Note # 9: Litigation

On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of the Company’s common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

See Consolidated Financial Statements beginning on page 4.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

SEDONA is a software application and services provider that develops and markets web-based, vertical Customer Relationship Management (CRM) solutions to small and mid-size businesses (SMBs). The Company’s CRM application solution, Intarsia, enables SMBs to increase the profitability of their customer portfolio and enhance shareholder value. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM application solution including community and regional banks, credit unions and insurance companies.

In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA’s technology either as a component of its TPAP total solution or as a standalone offering.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as EastPoint Technologies, signed in January 2004 and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

During the second quarter of 2004, SEDONA began to expand its direct sales efforts through a network of experienced independent sales representatives. Each sales representative will have a pre-established sales territory and will be paid on a commission only basis.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended September 30, 2004 and 2003:

Total revenues for the three months ended September 30, 2004 and 2003 were $210,000 and $622,000, respectively. Revenue from license fees and royalties totaled $27,000 and $555,000 in the third quarter of 2004 and 2003, respectively. The decrease in revenue from license fees was due to a decrease in the acquisition of third party alliance partners. During the third quarter of 2004 the Company recognized $183,000 in services revenue compared to $67,000 during the same quarter in 2003. The net increase in services revenue was primarily due to the additional related party revenue recorded from ACEncrypt Solutions. For the nine month period ended September 30, 2004 and 2003, total revenues were $904,000 and $1,387,000, respectively.

Back to Contents

Total cost of revenues decreased to $101,000 for the three months ended September 30, 2004 from $210,000 for the three months ended September 30, 2003, due mainly to a decrease in the amortization expense of capitalized software. For the nine month period ended September 30, 2004 and 2003, total cost of revenues decreased to $376,000 and $649,000, respectively. The decrease is a direct result of decreased amortization costs. While total costs decreased during the fiscal year ending September 30, 2004, gross profit increased. For the nine month period ended September 30, 2004, gross margin percentage increased to 58% compared to 53% for the same period in 2004.

Total operating expenses decreased to $711,000 in the third quarter of 2004, from $915,000 in the year earlier period, principally reflecting savings in general insurance, and litigation legal expenses. For the nine-month period ended September 30, 2004, total operating expenses decreased to $2,246,000 compared to $2,435,000 for the same period in 2003 principally due to savings from relocation, litigation legal expenses and listing fees.

Other expenses in the three months ended September 30, 2004 decreased to $69,000 from $414,000 in the three months ended September 30, 2003, reflecting a decrease in the non-cash convertible note discount accretion associated with convertible notes. The results of operations for the nine-month period ended September 30, 2004 and 2003 resulted in other expenses of $296,000 and $1,075,000, respectively. The decrease is a direct result of decreased accretion expense related to convertible notes.

Liquidity and Capital Resources

At September 30, 2004, cash and cash equivalents increased to $185,000 compared to the December 31, 2003 amount of $59,000. For the nine months ended September 30, 2004, the cash flows from operating activities resulted in a net use of cash of $1,766,000 compared to $2,551,000 for the same months in 2003. This use of cash was primarily due to payments of payroll, accounts payable and accrued expenses.

The cash flows from investing activities during the nine-month period ended September 30, 2003 resulted in the use of cash of $21,000 to fund the purchase of equipment offset by $11,000 in proceeds from the sale of obsolete equipment. There were no investing activities in the nine-month period ended September 30, 2004.

For the nine months ended September 30, 2004, the cash flows from financing activities resulted in net cash provided by financing activities of $1,892,000. The principal increase in cash was due to proceeds from the issuance of convertible notes totaling $995,000 as well as an $800,000 private placement stock sale. The Company also recognized $100,000 from the exercise of 200,000 common stock warrants. For the nine months ended September 30, 2003, the cash flow from financing activities totaled $2,606,000. The increase was principally due to $1,765,000 in proceeds from the issuance of convertible notes, $756,000 in proceeds from the issuance of common stock and $190,000 from the exercise of common stock warrants.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its Common Stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Common Stock. For the nine month period ended September 30, 2004 and the year ended December 31, 2003, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net income per share –(assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share –(assuming dilution) would be reduced.

Back to Contents

Item 4.      Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting identified in connection with Management’s evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

During the third quarter of 2004, the Company issued 35,739 shares of its Common Stock to a consultant in lieu of $10,000 cash compensation for investor relation services rendered. The Company also issued 105,717 shares of its Common Stock to an attorney in lieu of $30,500 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. In August 2004, the Company issued its Common Stock pursuant to its employee 401(k) plan, whereby certain contributions are matched by the Company in company stock valued at $56,000, resulting in the issuance of 131,916 shares of Common Stock.

During the third quarter of 2004, the Company issued two 8% convertible debentures to Mr. David R. Vey and received proceeds of $495,000. The debentures mature on July 7, 2005 and September 15, 2005, respectively and are convertible at any time, at the option of the holder, into 1,885,157 shares of Common Stock until such dates. Subsequent to September 30, 2004, the Company issued an 8% convertible debenture to Mr. David R. Vey and received proceeds of $100,000. The debenture matures on October 8, 2005 and is convertible at any time, at the option of the holder, into 476,190 shares of Common stock.

All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of regulation D involving only sales to accredited investors.

Item 4.	Submission of Matters to a Vote of Security Holders

	At the Company’s Annual Meeting of Stockholders held on August 27, 2004, the shareholders of the Company elected seven directors to the Company and approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 125,000,000 to 175,000,000.

	All of the nominees were elected to serve on the Board of Directors at the meeting. The voting results for the election of directors was as follows:

	Name	For	Against
	David R. Vey	72,424,943	2,036,620
	Marco A. Emrich	71,980,519	2,481,044
	Victoria V. Looney	72,464,143	1,997,420
	Jack A. Pellicci	72,327,543	2,134,020
	James C. Sargent	72,416,343	2,045,220
	Scott C. Edelman	72,298,693	2,162,870
	Roger W. Scearce	72,298,393	2,172,170

	The vote approving the amendment to the Company’s Articles of Incorporation was 70,237,121 shares for, 4,171,667 shares against and 52,775 abstained.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.55* – Convertible note by the Company in favor of David R. Vey, dated July 7, 2004

Exhibit 10.56* – Convertible note by the Company in favor of David R. Vey, dated September 15, 2004

Exhibit 10.57* – Convertible note by the Company in favor of David R. Vey, dated October 8, 2004

Exhibit 31.1* – Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* – Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* – Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* – Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
(b) Reports on Form 8-K: The Company furnished a Current Report on Form 8-K on August 30, 2004 in addition to a press release regarding its Annual Meeting of Stockholders held on August 27, 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEDONA CORPORATION

DATE: November 15, 2004	/S/ Marco A. Emrich Marco A. Emrich President and Chief Executive Officer

DATE: November 15, 2004	/S/ Anita M. Primo Anita M. Primo Vice President and Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.55*	Convertible note by the Company in favor of David R. Vey dated July 7, 2004

Exhibit 10.56*	Convertible note by the Company in favor of David R. Vey dated September 15, 2004

Exhibit 10.57*	Convertible note by the Company in favor of David R. Vey dated October 8, 2004

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith