Form 10-K
period 2004-12-31
SEDONA CORP
filed 2005-03-31
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

                        Commission file number 000-15864

                               SEDONA CORPORATION
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                                        95-4091769
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                           Identification No.)

   1003 West 9th Avenue, Second Floor, King of Prussia, PA      19406
   (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code: 610-337-8400 Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Voting Stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on OTCBB system as of March 28, 2005, was $16,170,471.

The number of shares of the Registrant's common stock, $.001 par value per share ("common stock") issued and outstanding as of March 28, 2005 was 86,696,299 shares.

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

                                     PART 1

ITEM 1. BUSINESS

Overview

SEDONA Corporation was incorporated in 1992 as Scan Graphics, Inc. and changed its name to SEDONA Corporation in 1999. SEDONA Corporation is a software application and services provider that develops and markets web-based Customer Relationship Management (CRM) solutions to small to mid-sized businesses (SMBs). The Company's CRM application solution, Intarsia(TM), enables SMBs to increase the profitability of their customer portfolio to improve profits and shareholder value.

In 1999, the Board of Directors concluded that the Company would realign its focus solely to its internet-based software product business. On July 16, 1999, the Company sold the assets of its Tangent Imaging Systems operation (a manufacturing line of peripheral scanning equipment), and on September 17, 1999, the sale of the Company's Tangent Imaging Systems operation was completed. The Company was then able to focus all efforts on the business of providing SMBs with web-based CRM application and service solutions. This is the only business segment from which SEDONA generates revenues.

To expedite the Company's plan of delivering a CRM application solution to its target market, on April 10, 2000, SEDONA announced its acquisition of the Customer Information Management System (CIMS) business unit from Acxiom Corporation. The CIMS business developed, marketed, serviced and supported CRM systems, focusing principally on financial services markets. As a result of this transaction, SEDONA gained a significant head start towards offering a comprehensive CRM application solution.

Since the completion of the CIMS transaction, SEDONA has continued to enhance its offerings with several major product milestone achievements.

      o In October 2000, the Company delivered the first version of its CRM application solution, Intarsia, which provided a comprehensive set of components, including a customizable portal, profitability management, campaign management and support for wireless devices.

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

      o In December 2003, the Company announced a new version 5.0 of Intarsia, specifically designed to support multiple lines-of-business across multiple vertical industries. The product also provided support for a new agency management component, and significant enhancements to other components of the product.

      o In May 2004, the Company announced the availability of Intarsia version 5.1, which added significant new features and components - integration with Microsoft Outlook, implementation of a Web Services framework and new process manager component - to enable organizations with multiple lines-of-business to have an accurate view of the overall relationships and interactions with customers and prospects.

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

      o     Targeting SMB's with a highly-verticalized CRM application solution

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

              ------------------------------------------------------------------------------------------------
                   Number of Employees         2002 CRM Spending    2006 CRM Spending            CAGR
              ------------------------------------------------------------------------------------------------
                         1 to 19                     $577M                $794M                  9.3%
              ------------------------------------------------------------------------------------------------
                        20 to 499                   $1.28B                $1.8B                  8.9%
              ------------------------------------------------------------------------------------------------

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

             -------------------------------------------------------------
                    Vertical Market                   % of CRM Spending
             -------------------------------------------------------------
                     Manufacturing                          25.4%
             -------------------------------------------------------------
                   Financial Services                       18.8%
             -------------------------------------------------------------
                Retail and Distribution                     13.6%
             -------------------------------------------------------------
                   Business Services                         7.1%
             -------------------------------------------------------------
                Government and Education                     6.7%
             -------------------------------------------------------------
              Transportation and Utilities                   6.4%
             -------------------------------------------------------------
                       Healthcare                            5.6%
             -------------------------------------------------------------
                 Information Technology                      5.5%
             -------------------------------------------------------------
                   Telecommunications                        4.7%
             -------------------------------------------------------------
                         Others                              6.2%
             -------------------------------------------------------------

            SEDONA has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce the SEDONA CRM application solution.

            Unlike most traditional, general-purpose CRM applications, Intarsia, is a vertical CRM application solution specifically designed and priced to meet the needs of SMBs with multiple lines-of-business across several vertical industries. Intarsia provides small to mid-sized financial services organizations with a complete view of their customers' relationships and interactions. This enables them to gain knowledge about their customers' preferences, needs and characteristics and build the appropriate strategies to more effectively target the right products to the right people at the right time. Intarsia provides those organizations with the ability to effectively identify, acquire, foster and maintain loyal, profitable customers.

            Intarsia is designed to be an ideal solution for community and regional banks, credit unions, and insurance companies and agencies to maximize profits through effective customer relationship management, but which lack the resources required to develop, implement and maintain a CRM program on their own.

            Nevertheless, the Company continues to evaluate the opportunity of providing a vertical CRM application solution to other vertical markets, since according to AMR Research, the CRM market for SMBs, including divisions of enterprises, is projected to become a $44 billion opportunity over the next 10 years.

      o Marketing SEDONA's proprietary solution to target markets through multiple sales distribution channels

            Having strategically targeted a key segment of the vast CRM market and designed and priced its CRM application solution accordingly, SEDONA is moving aggressively to capture a significant share of the small to mid-sized financial services industry using multiple sales distribution channels and innovative marketing programs to garner awareness and market leadership.

                  o     Indirect Sales Distribution Channel

                        As part of SEDONA's efforts to rapidly and cost effectively capture a significant share of the SMB market, the Company has adopted an indirect distribution channel strategy and has successfully signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.

                        Under the agreements with SEDONA's current distribution partners, which include Fiserv Solutions, Inc., Sanchez Computer Associates, Inc., (now part of Fidelity National Financial Inc.), Open Solutions Inc., Connecticut Online Computer Center, Inc, ACEncrypt Solutions, LLC and American International Technology Enterprises, Inc., (a member company of AIG), the Company is paid royalty fees for every sale of its technology, whether as a component of its partner's total solution or as a standalone offering. The Company also collects additional royalties for maintenance contracts from each customer using its technology, as a component of its partner's total solution or as a standalone offering.

                  o     Direct Sales Distribution Channel

                        In fiscal year 2005, the Company plans to re-establish a direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and insurance vertical markets. SEDONA will target community and regional banks and insurance companies that run bank core systems and property and casualty, life and health management systems, other than the ones provided by the Company's distribution partners.

            The Company has also established partnerships with a number of proven business and technical consulting services providers such as Paragon Consulting and Profit Resources. These partnerships provide the Company's customers and its distribution partners and their customers' deep industry knowledge and expertise to assure a successful implementation of their Intarsia-based CRM solutions.

            As recognition of the robustness and completeness of SEDONA's CRM solution, in February 2001, the Company was awarded by IBM Corporation, an Advanced Business Partner Designation in the IBM PartnerWorld Program for Developers.

      o     Removing the barriers to purchasing and maintaining a CRM system

            SEDONA offers to its prospective customer and distribution partners three licensing and implementation models for Intarsia: Purchase, Application Services Provider (ASP) and In-house Application Hosting
            (IHH).

            In-house application hosting is a viable alternative to the purchase and ASP models because of its cost effectiveness. It is especially attractive for SMBs that lack the financial resources and IT infrastructure to deploy an on-site enterprise business application such as CRM. It provides SMBs with a fully integrated system including all the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, which resides at their own site, for an affordable, fixed monthly fee.

            The in-house application hosting model is an extremely valuable solution for SEDONA and all its current and future OEM and reseller partners because it:

                  o Shortens the sales cycle by greatly reducing the financial barriers - software, hardware and "people ware" costs - and the resource requirements on a customer's existing IT organization;

                  o Builds a recurring revenue stream, as the solution can immediately be made available to an existing customer base with a low monthly fee to stimulate volume deployment;

                  o Generates new revenue opportunities through the up-sell of new integration and training services as well as software upgrades; and

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

                  o Improve coordination and communication between SMBs and their customers, enhancing the ability to deliver effective service and improve organizational productivity; and

                  o Automate business processes that may be critical for the effective management and monitoring of the relationships and interactions with their customers.

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

            All this functionality is available to Intarsia users via a standard web browser, over a wireline or wireless network, enabling both front and back-office personnel to have consistent and timely information about customers and prospects. With mobile device usage on the rise, this capability will be increasingly critical as users become less tethered to an office location and travel or conduct face-to-face customer meetings outside their offices.

      o     Focusing on company's bottom line results

            The Company is committed to providing high returns to both its distribution partners and to its shareholders. Every investment in new products, markets and personnel must provide a measurable return of investment and provide a clear path to achieve profitability.

Research & Development

The main strategy of SEDONA's research and development activities is to provide high-quality, high-value products and support services in a consistent and predictable manner:

      o     Promote and cultivate a culture of team-based development:

            The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia application solution. Each project team also provides technical assistance to the system integration group.

      o     Efficient and predictable software development life cycle:

            SEDONA utilizes a state-of-the-art software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process.

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

            Research and development expenses were $1,102,000, $878,000, and $1,227,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Trademarks and Copyrights

SEDONA strongly believes in copyrighting and trademarking its products and services. The Company has a service mark for a logo design, which was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002 (Registration No. 2598107), and a second service mark for the word mark "SEDONA" that was registered with the USPTO on March 24, 2003 (Registration No. 2700294).

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

Customers

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line. However, as a result of the Company's decision to re-establish a direct sales channel, beginning January 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.

Revenues from three of the Company's major alliance partners, ACEncrypt Solutions Inc., a related party (see "Management"), Fiserv Solutions Inc. and Open Solutions Inc., accounted for ninety-one percent (91%) of total sales in 2004. In 2003, five alliance partners accounted for ninety-six percent (96%) of sales compared to 2002 in which two alliance partners accounted for fifty-two percent (52%) of total sales.

Backlog

Revenue backlog consists of unfulfilled purchase contracts, service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for advanced royalties and maintenance contracts where revenues are recognized ratably over the life of the contract. As of December 31, 2004, the Company had a revenue backlog of $517,000, substantially all of which is expected to be recognized as revenue in 2005.

Competition

The CRM market has offerings from a variety of providers that focus on sales force automation, call center management, contact management, marketing customer information file systems (MCIF) and other marketing solutions that address certain aspects of the management of customer relationships. The Company's offering is unique in that it combines a completely tailored CRM application solution for the SMB market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company's partners. SEDONA's OEM and reseller agreements with leading solution providers for the SMB market enable the Company to leverage their marketing strength, broad distribution channels and strong reputation. These strategic partnerships provide SEDONA with a significant revenue opportunity and strengthen its competitive position.

SEDONA's primary competitors are John Harland Company (Harland), Harte Hanks Inc. (Harte Hanks), Marquis Software Solutions (Marquis) and Raddon Financial Group (Raddon).

      o Harland (NYSE:JH) provides software solutions for financial institutions, including, but not limited to, bank core systems, deposit and loan origination, teller, mortgage, call center, document solution and customer relationship management.

      o Harte-Hanks (NYSE:HHS) provides marketing services, including, but not limited to, sales lead management, inbound/outbound telemarketing and web-based database marketing, to consumers and business-to-business marketers across multiple vertical markets.

      o Marquis is a privately-held company primarily focused on low cost MCIF, sales and services and referral tracking solutions for the financial services market.

      o Raddon is a privately-held company that provides integrated marketing solutions, including, but not limited to, research data, strategic counsel, and analysis and MCIF system, to the financial services market.

SEDONA believes that it maintains superior product capabilities that provide a fully integrated, vertical CRM solution in contrast to the generally older technologies of its principal competitors. Also, CRM is SEDONA's only business and the Company's focus on the SMB market enables it to maintain a strong reputation in that market.

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

The results of increased competition and reduction of the Company's potential market share could materially and adversely affect its business, operating results and financial condition. In several of its targeted vertical markets, the Company believes there is a distinct trend by competitors toward securing market share at the expense of profitability.

SEDONA believes that the most important competitive factor, which enables the Company to differentiate itself from the competition, is its focus on delivering a specifically tailored CRM solution to the SMB market through a number of leading-edge core processor providers. Because the core processor providers are responsible for the SMB's mission-critical business applications, they have all the information required to make the implementation of a CRM solution viable. Using the core processor providers as a sales, marketing and distribution channel improves SEDONA's opportunity to establish itself as a leading provider of CRM application software and services as those organizations create a formidable barrier for other CRM providers to enter the market. There are additional core processing providers that SEDONA is seeking to establish partnerships with and the Company anticipates expanding its leadership in the market this way. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

Employees

As of March 28, 2005, the Company had 19 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management team for the successful operation and development of its business, particularly Marco A. Emrich, who currently serves as the Company's Chief Executive Officer and President. The loss of the services of one or more of the Company's management personnel, including Mr. Emrich, could materially and adversely affect the operation of the Company. The Company does not carry key man insurance on its executives. In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, production, marketing and finance.

There is keen competition for such highly-qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.  DESCRIPTION OF PROPERTY

In January 2003, SEDONA entered into a lease for space at 1003 West 9th Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The lease is for 3,403 square feet and extends until December 31, 2005 at an annual base rate of $68,000 plus a yearly escalation charge of three percent (3%). In April 2004, the Company required additional space, and added an additional 867 square feet of space to its King of Prussia office. The lease will extend through December 31, 2005 at an annual rate of $15,000 plus a yearly escalation charge of three percent (3%). The King of Prussia office serves as the Company's corporate office.

In November 2003, SEDONA entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The Minnesota office serves as additional space for engineering staff. The lease term is two years and two months, at a base annual rate of $5,000 plus a yearly escalation charge of three percent.

The Company's property leases expire in December 2005. The Company is in the process of renegotiating its leases. Management will evaluate the leases based on current market conditions and the adequacy of the current facilities to meet the Company's needs.

ITEM 3.  LEGAL PROCEEDINGS

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

On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As of March 28, 2005, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

In January 2004, the Company notified one of its consultants, Hunter A. Carr, that per its May 6, 2003 litigation support agreement and database participation agreement, the consultant had not performed his duties noted therein, and is in default of the contracts. The Company is in the process of trying to resolve the dispute and has suspended payments to the consultant starting in December 2003, pending satisfactory resolution of the matter. Per the agreements, the Company was obligated to pay $14,910 per month under the litigation support agreement and $6,900 per month under the database participation agreement. The Company considers the contract to be terminated in accordance with its terms and the Company has concluded that it is not appropriate to continue to accrue any fees related to this obligation.

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

None.

                                     PART II

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

Market Price of and Dividends of the Company's Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA's common stock. Until January 8, 2003, the Company's common stock was quoted on The NASDAQ SmallCap Market under the symbol "SDNA". Since January 9, 2003, the common stock has been available for trading on the OTC Bulletin Board under the same symbol. The last reported sale price of SEDONA common stock on March 28, 2005 was $0.29. At that time, there were approximately 6,905 holders of SEDONA common stock.

--------------------------------------------------------------------------------
                                                  High                  Low
                                            ------------------    --------------

 Year ended December 31, 2003:
-------------------------------------------
 Quarter ended March 31, 2003                     $0.31               $0.12
 Quarter ended June 30, 2003                       0.53                0.15
 Quarter ended Sept. 30, 2003                      0.29                0.15
 Quarter ended Dec. 31, 2003                       0.69                0.19

 Year ended December 31, 2004:
-------------------------------------------
 Quarter through March 31, 2004                   $0.80               $0.38
 Quarter ended June 30, 2004                      $0.50               $0.26
 Quarter ended Sept. 30, 2004                     $0.34               $0.20
 Quarter ended Dec. 31, 2004                      $0.54               $0.17

 Year ended December 31, 2005:
-------------------------------------------
 Quarter through March 28, 2005                   $0.50               $0.25
--------------------------------------------------------------------------------

Dividends

Common Stock:

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

Preferred Stock:

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends on both Series A and Series H Preferred Stock at December 31, 2004 equaled $1,049,354 or $2.09 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

Equity Compensation Plans

                                      Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------------
                                                                                               Number of Shares
                                                                                             Remaining Available
                                                                        Weighted-Average     for Future Issuance
                                                                        Exercise Price of        under Equity
                                              Number of Shares to be       Outstanding        Compensation Plans
                                             Issued Upon Exercise of        Options,        (excluding securities
                                               Outstanding Options,       Warrants and         reflected in 1st
               Plan Category                   Warrants and Rights           Rights                column)
----------------------------------------     ----------------------     ------------------  -----------------------
Equity compensation plans approved by
   security holders (1).................            18,419,438                $1.19               10,011,373
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by                   --                   --                       --
   security holders (2).................
-------------------------------------------------------------------------------------------------------------------
Total...................................            18,419,438                $1.19               10,011,373
-------------------------------------------------------------------------------------------------------------------

(1)   These plans consist of the 2000 Incentive Stock Option Plan.

(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Recent Sales of Securities

In the fourth quarter of 2004, the Company issued two 8% convertible notes to Mr. David R. Vey, the Company's Chairman of the Board, (see "Material Investor" and "Management") and received aggregate proceeds of $300,000. The notes mature on October 8, 2005 and November 5, 2005, respectively, and are convertible at any time, at the option of the holder, into 1,476,190 shares of common stock until such dates.

Also during the fourth quarter of 2004, the Company issued 30,347 shares of its common stock to a consultant in lieu of $7,500 cash compensation for investor relation services rendered. The Company issued 73,259 shares of its common stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of convertible notes issued in June, July and September 2003 into the Company's common stock.

In December 2004, the Company issued an aggregate of 69,125 shares of its common stock to Richard T. Hartley and David R. Vey in lieu of $13,825 cash payment for interest due through September 30, 2004 on convertible notes dated January and March 2003. The Company also issued 295,589 shares to David R. Vey in lieu of $59,117 cash payment for interest due through September 30, 2004 on convertible notes dated December 2002, January, June, July and September 2003, respectively.

In December 2004, the Company issued 677,450 shares of its common stock to Oak Harbor Investments, a limited liability corporation in which David Vey and Richard T. Hartley are managing members, in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

In December 2004, the Company received $13,736 and issued 76,309 shares of the Company's common stock to employees for shares purchased through the Employee Stock Purchase Plan.

All of the securities issued in the preceding transactions to David R. Vey, Richard T. Hartley and Oak Harbor Investments were sold in reliance upon Rule 506 of Regulation D involving only sales to accredited investors.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends on both Series A and Series H Preferred Stock at December 31, 2004 equaled $1,049,354 or $2.09 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

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

Material Investor

As described below, during the period December 2002 through March 28, 2005, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 41% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors. He was appointed Chairman of the Board of Directors in May 2003.

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments were made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible note. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible note and a $600,000 promissory note. The promissory note accrued interest at a rate of 7% and matured on January 15, 2004. The convertible notes accrued interest at rates ranging from 7% to 8% and were convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The notes matured at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert the above referenced notes into 13,000,000 shares of the Company's common stock of which 3,000,000 shares were received upon conversion by December 31, 2003.

Additionally, the Company received $500,000 in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible note. These instruments have terms similar to those of the earlier investment, and matured in March 2004. The note was convertible into 10,000,000 shares of the Company's common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced notes into an additional 10,000,000 shares of the Company's common stock.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,420,000 ($100,000 in December 2002 and $1,320,000 in January and March 2003),
as additional paid in capital and debt discount. This amount was accreted over the life of the promissory and term notes as additional interest expense. Expense recognized for the years ended December 31, 2004 and 2003 was $123,000 and $1,290,000, respectively.

During 2002, the Company issued to a third party as a finder's fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of the above referenced convertible notes into Company common stock. The remaining $175,000 of convertible notes remains outstanding as of March 28, 2005.

In June 2003, Mr. Vey exercised a warrant received in August 2002, as part of a private placement transaction, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

In January 2004, Mr. Vey purchased 212,766 shares of the Company's common stock for $100,000 in a private placement transaction. He was also granted common stock warrants to purchase an additional 106,383 shares of the Company's common stock at an exercise price of $0.70 per share.

From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in proceeds and issued 8% convertible notes to David R. Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company's common stock.

In December 2004, the Company issued an aggregate of 69,125 shares of its common stock to Richard T. Hartley and David R. Vey in lieu of $13,825 cash payment for interest due through September 30, 2004 on convertible notes dated January and March 2003. The Company also issued 295,589 shares to David R. Vey in lieu of $59,117 cash payment for interest due through September 30, 2004 on convertible notes dated December 2002, January, June, July and September 2003, respectively.

During December 2004, the Company issued 677,450 shares of its common stock to Oak Harbor Investments in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.

Subsequent to December 31, 2004, the Company received an additional $250,000 in proceeds and issued 8% convertible notes to Mr. David Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from January 2006 until March 2006 into 828,514 shares of the Company's common stock.

All of the Company's assets are pledged as collateral for the promissory notes referenced above.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)

All of the securities issued in the preceding transactions to David R. Vey, Richard T. Hartley and Oak Harbor Investments were sold in reliance upon Rule 506 of Regulation D involving only sales to accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Company for the year ended December 31, 2004 and for the four previous years. Pursuant to the realignment of operations conducted in 1999-2000, data in the following table has been adjusted to show operating results for the discontinued operations separately in the applicable years. Balance sheet data in the following tabulation also reflects accounting for discontinued operations.

This information should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

                                            (In Thousands Except Per Share Data)
                                 ---------------------------------------------------------
                                                   YEAR ENDED DECEMBER 31,
Income Statement Data                2004        2003        2002        2001        2000
                                 ---------------------------------------------------------
Revenue                          $  1,087    $  1,522    $  2,507    $  2,157    $  1,787
Loss from Continuing
 Operations                        (2,922)     (4,212)     (6,001)    (10,434)    (10,826)
Gain (Loss) from Discontinued
 Operations                            --          --          --          --         144
Net Loss                           (2,922)     (4,212)     (6,001)    (10,434)    (10,682)
Preferred Dividends                  (299)        (15)       (303)        154        (889)
Net Loss applicable
 To Common Stockholders            (3,221)     (4,227)     (6,304)    (10,280)    (11,571)
Basic and Diluted
  Net Loss per Common Share
 Applicable to continuing
 Operations                      $  (0.04)   $  (0.08)   $  (0.13)   $  (0.28)   $  (0.42)
Loss per Common Share
 Applicable to discontinued
 Operations                            --          --          --          --          --
Loss per Common Share            $  (0.04)   $  (0.08)   $  (0.13)   $  (0.28)   $  (0.42)

                                 ---------------------------------------------------------

Balance Sheet Data:                  2004        2003        2002        2001        2000
                                 ---------------------------------------------------------

Total Assets                          641         832       1,770       3,786       8,468
Net Working Capital/(Deficit)      (3,206)     (2,745)     (3,128)     (2,462)       (989)
Long-Term Obligations               1,076         999          12       1,025       1,025
Stockholders' Equity/(Deficit)     (4,258)     (3,288)     (1,847)       (302)      3,091

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEDONA is a software application and services provider that develops and markets web-based, vertical Customer Relationship Management (CRM) solutions to small and mid-size businesses (SMBs). The Company's CRM application solution, Intarsia, enables SMBs to increase the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

profitability of their customer portfolio. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM application solution including community and regional banks, credit unions and insurance companies.

In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of its TPAP total solution or as a standalone offering.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Sanchez Computer Associates, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc., ACEncrypt Solutions and American International Technology Enterprises, Inc., a member company of AIG, and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

In fiscal year 2005, the Company plans to re-establish a direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and insurance vertical markets. SEDONA will target community and regional banks and insurance companies that run bank core systems and property and casualty, life and health management systems, other than the ones provided by the Company's distribution partners.

The following is a discussion and analysis of the Company's results of operations and financial condition for the years ended December 2004, 2003 and 2002 and should be read in conjunction with the Company's audited financial statements as of December 31, 2004 and 2003 along with the notes to those financial statements.

Critical Accounting Policies

Revenue Recognition

The Company's software arrangements currently consist of license fees, and maintenance. Prior to the sale of the customer base in 2002, revenue also included fees from installation services. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

Product License Revenue

Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Since the Company's software product can be implemented on the Company's customer's systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company primarily utilizes an indirect sales model by distributing its product through its third party alliance partners (TPAP), for which the Company receives a royalty payment based on a percentage of the license fee charged by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA. For the year ended December 31, 2004, $345,000 of royalty revenue was recognized.

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

We recognize service revenue as follows:

      o Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and revenue is recognized as training services are provided. There was no revenue from these sources in 2004.

      o Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs. During 2004, the Company capitalized no software development costs related to the Company's Intarsia business application solution software.

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment charge in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.

As of December 31, 2004, all software development costs have been fully amortized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Revenues from operations for the years ended December 31, 2004, 2003, and 2002, were $1,087,000, $1,522,000, and $2,507,000 respectively.

Net revenues decreased to $1,087,000 for the year ended December 31, 2004 from $1,522,000 in 2003, due to a decrease in the acquisition of third party alliance partners. Net revenues decreased to $1,522,000 for the year ended December 31, 2003 from $2,507,000 in 2002, due to the sale of the Company's customer service base and related services in December 2002. Service revenue, which is one component of total revenue, increased to $742,000 in 2004, from $516,000 reported in 2003 primarily due to the additional related party revenue recorded from ACEncrypt Solutions. In 2002, services revenue decreased from $1,753,000 to $516,000 in 2003 due to the sale of the services base. License revenue, the second component of total revenue, decreased to $345,000 in 2004 from $1,006,000 in 2003 due to lower sales reported by our strategic alliance partners. In contrast, license revenues increased to $1,006,000 in 2003 from $754,000 in 2002 due to the sale of new license products in 2003.

Cost of Revenues

Total cost of revenues decreased to $427,000 for the year ended December 31, 2004 compared to $878,000 reported a year earlier due mainly to a decrease in the amortization of capitalized software. For the year ended December 31, 2003, total cost of revenues decreased to $878,000 compared to $1,729,000 for the year ended December 31, 2002. The savings were a direct result of a reduction in workforce in December 2002 that reduced the full-time employee count to 15 from 39 in 2002. During 2002, the Company wrote off $133,000 of capitalized software that was deemed impaired because a major component of the Company's software had been retired. The Company does not believe that the impact of the write-off of software will be significant to future operations because its latest product, Intarsia, has begun to gain market acceptance throughout 2003 and 2004.

Operating Expenses

Total operating expenses decreased to $3,196,000 for the year ended December 31, 2004 compared to $3,341,000 for the year ended December 31, 2003, principally reflecting savings from relocation, litigation legal expenses and listing fees. Total operating expenses decreased to $3,341,000 in the year ended December 31, 2003 from $6,675,000 in the year ended December 31, 2002. The savings were a direct result of the Company's aggressive cost control measures and savings from moving to an indirect sales model. The Company also recognized savings from $153,000 in legal fees payable that was forgiven by its former counsel in lieu of SEDONA's consideration to resolve a potential conflict of interest.

Other Income/Expense

Other expenses for the year ended December 31, 2004 decreased to $386,000 compared to $1,515,000 reported in 2003 from a decrease in the non-cash convertible note discount amortization. Other expenses in the year ended December 31, 2003 increased to $1,515,000 from $104,000 in 2002 primarily due to a $1,290,000 charge related to the non-cash convertible note discount amortization associated with the David Vey financing transactions in 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity And Capital Resources

At December 31, 2004, cash and cash equivalents increased to $138,000 compared to the December 31, 2004 amount of $59,000. For the year ended December 31, 2004, the cash flows from operating activities results in a net use of cash of $2,125,000 compared to $2,216,000 reported in 2003. The decrease in the use of cash for operating activities was due primarily to a reduction of operating expenses. At December 31, 2003, cash and cash equivalents increased to $59,000, compared to the December 31, 2002 amount of $0. For the year ended December 31, 2003, the cash flows from operating activities resulted in a net use of cash of $2,216,000 compared to the December 31, 2002 net use of cash of $3,185,000. This use of cash was primarily due to the reduction of accounts payable and accrued expenses.

For the year ended December 31, 2004, cash flows from investing activities resulted in a net use of $2,000 to fund the purchase of equipment compared to the year ended December 31, 2003, in which cash flows from investing activities resulted in a net use of cash of $6,000 to fund the purchase of equipment. For the year ended December 31, 2002 the cash flows from investing activities resulted in a net use of cash of $0.

For the year ended December 31, 2004, the cash flows from financing activities resulted in net cash provided of $2,206,000 compared to $2,281,000 in 2003. The Company received $800,000 from a private placement in 2004 compared to $250,000 in 2003. In addition, the Company received proceeds of $1,295,000 for short-term notes in 2004 compared to $1,940,000 received in 2003. For the year ended December 31, 2003, the cash flows from financing activities resulted in net cash provided by financing activities of $2,281,000. The principal increase in cash was due to proceeds from the issuance of our common stock and convertible notes and the exercise of common stock warrants.

The Company believes that if it can generate funds from operations and additional sales of securities or other types of financing, such funds will be sufficient to meet its working capital requirements for 2005. In addition to the loss of ($2,922,000) in 2004, the Company has incurred substantial net losses of approximately ($4,212,000), and ($6,001,000) during the years ended December 31, 2003 and 2002, respectively. The Company anticipates sales to increase but likely will require additional financing. These factors raise substantial doubt about our ability to continue as a going concern. The Company's plans include:
(i.) expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel; (ii.) expanding its distribution channel by establishing a direct sales channel to market and sell its CRM solution into community and regional banks, credit unions and insurance companies; (iii.) seeking additional debt or equity financing; and (iv.) continue its aggressive cost containment measures.

Obligations And Commitments

The Company has various short term (within 12 months) and long term (greater than 12 months) contractual and trade obligations. Below summarizes the timing of such obligations as of December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                                       Payments Due by Period (in thousands)
                                             ----------------------------------------------------------
                                                        Less than 1        1-3          3-5         +5
                                              Total            year      years        years      years
                                             ----------------------------------------------------------
Accounts Payable & Other Accrued             $  828          $  653     $  175           --         --
Liabilities
Promissory Notes - Vey                        1,000           1,000         --           --         --
Long Term Debt                                1,076              --      1,076           --         --
Operating/Capital Lease                          20              20         --           --         --
Obligations
Building Leases                                 106             106         --           --         --
                                             ------          ------     ------        -----       ----
TOTAL                                        $3,030          $1,779     $1,251        $  --       $ --
                                             ======          ======     ======        =====       ====

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

From time to time the Company also has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the years ended December 31, 2004, 2003, and 2002, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net loss per share assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

See Notes 3 and 6 to the financial statements for additional information with respect to the Company's long-term debt and convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Subsequent to December 31, 2004, the Company received an additional $250,000 in proceeds and issued 8% convertible notes to Mr. David Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from January 2006 until March 2006 into 828,514 shares of the Company's common stock.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2005. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options and warrants outstanding on the date of change, as well as future options and warrants that may be granted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      See "Financial Risk Management" in Item 7, "Management's Discussion and Analysis".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 20, 2003, Ernst & Young LLP ("E&Y") informed SEDONA Corporation (the "Company") that E&Y was resigning from its role as the Company's independent auditors, effective as of June 20, 2003.

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

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's Management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting identified in connection with Management's evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

The following table presents the names and positions of the persons who serve as SEDONA's directors, executive officers and key employees, their ages as of March 28, 2005 and the length of time they have served in such positions:

------------------------------------------------------------------------------------------------------------

Name                        Age     Position                                                        Since
------------------------------------------------------------------------------------------------------------
David R. Vey                52      Chairman of the Board                                           2003

Marco A. Emrich             52      President, Chief Executive Officer, and Director                1999

Scott C. Edelman            51      Director                                                        2004

Victoria V. Looney          47      Director, Audit Committee Member                                2003

Jack A. Pellicci            66      Director                                                        1996

James C. Sargent            89      Director, Audit Committee Chairman                              1992

Roger W. Scearce            55      Director                                                        2004

Alyssa S. Dver              40      Vice President, Chief Marketing Officer                         2000

Anita M. Primo              37      Vice President, Chief Financial Officer and Corporate           2003
                                    Secretary

Timothy A. Rimlinger        41      Vice President, Chief Technology Officer                        2000
------------------------------------------------------------------------------------------------------------

All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.

All Officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Officers, and persons who beneficially own more than 10% of its common stock to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file. Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, we believe that, for the year ended December 31, 2004, all reporting persons complied on a timely basis with the filing requirements applicable to them, except as follows: David Vey filed a Form 4 on May 5, 2004 to report shares of 106,383 derivative securities acquired on January 31, 2004. David Vey filed a Form 4 on June 25, 2004 to report shares of 1,423,533 acquired on June 4, 2004. Mr. Vey also filed a Form 4 on December 2, 2004 to report shares of 1,0000,000 acquired on November 18, 2004.

On June 1, 2004, the Board of Directors adopted a Code of Conduct and Business Ethics pursuant to Section 406 of the Sarbanes-Oxley Act that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons performing similar functions.

Mr. Roger Scearce is a member of the Audit Committee and serves as the Audit Committee's financial expert, as such term is defined in the Rules and Regulations of the Securities and Exchange Commission. Ms. Looney and Mr. Sargent also serve on the Committee.

The business experience, principal occupation and employment of the Company's Directors, Executive Officers and Key Employees have been as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

David R. Vey has served as Chairman of the Board since May 2003 and has been a Director of the Company since March 2003. Mr. Vey founded Vey Development, Inc. a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and California, and has served as President since 1983. Mr. Vey is a managing member in Oak Harbor Investments. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University. Mr. Vey is the brother of Victoria V. Looney, a director.

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

Scott C. Edelman has served as a Director of the Company since August 2004. Since July 2002, he has served as the Chief Executive Officer of CellzDirect, a privately held bioscience company that provides bio/pharmaceutical companies with quality cell products and contract laboratory services focused primarily on drug metabolism and toxicology. Mr. Edelman has managed numerous small- to intermediate-sized technology companies with a variety of domestic and international distribution channel strategies. Prior to CellzDirect, Mr. Edelman served as President and Chief Executive Officer of GroupSystems.com, a collaborative tools software vendor specializing in group dynamics and collaborative team decision-making from January 1999 to July 2002. Mr. Edelman holds a Bachelor of Science degree in Business Administration from Pennsylvania State University.

Victoria V. Looney has served as a Director of the Company since March 2003. Ms. Looney co-founded ACEncrypt LLC, a privately-held technology solutions marketing firm providing expert security solution software and hardware applications, consulting services and support to Corporate and Government approved buyers. She has served as President of ACEncrypt Solutions since 2001. Prior to founding ACEncrypt, Ms. Looney was Vice President of Sales at GroupSystems.com from 1999 to 2001 and earlier held positions with IDCertify, as Vice President of Business Development, from 1998 to 1999. She also served as Vice President of Sales & Marketing from 1997 to 1998 for Dakotah Direct (a unit of Genesis Teleserv Corporation.) Ms. Looney is a graduate of The School of International Service, College of Public and International Affairs, of the American University in Washington, DC where she received Baccalaureate in International Studies. Mr. Vey appointed Ms. Looney to the Board pursuant to our financing agreement with Mr. Vey, in which he is entitled to appoint up to 30% of the members of the Board of Directors within 90 days of March 8, 2003. Ms. Looney is the sister of the Chairman of the Board, Mr. David Vey.

Jack A. Pellicci has served as a Director since 1996. Mr. Pellicci is Group Vice President of Business Development, for Oracle's Government, Education and Health Industries, where he leads the Business Development Group for Oracle's Federal and State/Local Governments, Education, Health and Aerospace/Defense Industries. Prior to joining Oracle in 1992, Mr. Pellicci retired as a Brigadier General with 30 years in the U.S. Army, where he was the Commanding General of the Personnel Information Systems Command. Mr. Pellicci is a

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

member of the Board of Directors of the Open Geospatial Consortium (OGC), a worldwide organization leading the initiative for interoperability of geospatial information and location-based services. He also serves as a Director on the Board of the Fairfax County Chamber of Commerce, the United Services Organization (USO) of Metropolitan Washington, and serves on the External Research Advisory Committee for the University of Texas at Dallas and the Homeland Security Institute Advisory Board at Purdue University. He currently serves as a Corporate Fellow for the National Governors Association, and is a Fellow with the Council on Excellence in Government and serves as a member of the council's CIO-SAGE Program. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.

James C. Sargent has served as a Director since 1992. Mr. Sargent was Counsel to the law firm of Opton, Handler, Gottlieb, Fieler & Katz from 1996 to 1997, and was counsel to Abel Noser Corporation, a member of the New York Stock Exchange from 1960 to 1980. He was previously a partner and counsel to Whitman Breed Abbott & Morgan, LLP, now Winston and Strawn from 1970 to 1997. He served as New York Regional Administrator from 1955 to 1956, and Commissioner of the Securities and Exchange Commission from 1956 to 1960. He received his BA and LLB degrees from the University of Virginia.

Roger W. Scearce has served as a Director of the Company since August 2004. Mr. Scearce is a senior partner with Vanguard Advisors, LLC. Vanguard's mission is to provide world-class advisory and consulting services to business and government leaders. He is a founding member and has been with Vanguard since May 2003. Prior to forming Vanguard, Mr. Scearce was a Senior Vice President with American Management Systems (AMS), from April 1999 to April 2003, where he led their Department of Defense (DoD) Strategic Account Group. While at AMS, Mr. Scearce also served as the Deputy Program Manager, DoD Financial Management Enterprise Architecture as a key executive member of "Team IBM" in support of the DoD's Business Management Modernization Program. Before joining AMS, Mr. Scearce was a career military officer, rising to the rank of Brigadier General, U.S. Army. His last active duty assignment was Deputy Director of the Defense Finance and Accounting Service. Mr. Scearce managed the day-to-day finance and accounting operations and activities of the Defense Department worldwide. Earlier leadership roles and assignments included serving as Commandant of the U.S. Army Finance School and Chief of the U.S. Army Finance Corps; and Commander 266th Theater Finance Command, U.S. Army, Europe. Mr. Scearce graduated from Florida Southern College with a Bachelor of Science degree in Accounting and earned an MBA from Syracuse University. He is a past National Vice President of the American Society of Military Comptrollers and past President of the Association of Syracuse Army Comptrollers. He is also an active member of the Association of Government Accountants. Mr. Scearce is the immediate past Chairman of the Board of Directors of Andrews Federal Credit Union, Andrews AFB, Maryland, where he still serves as a Director.

Alyssa S. Dver has served as Vice President and Chief Marketing Officer since April 2000. Prior to joining the Company, she founded Lead Factory, Inc., a Massachusetts-based start-up company for web-based lead tracking solutions, from January 2000 to February 2002. Prior to founding Lead Factory, Inc., Ms. Dver was Vice President of Marketing and Customer Care for Empresa, Inc. from November 1998 to September 1999. Empresa delivers electronic commerce solutions for financial services and e-tailing organizations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company and its subsidiary in all capacities during the three years ended December 31, 2004, 2003, and 2002 for the Company's President and Chief Executive Officer, and the Company Vice Presidents who are the only executive officer whose salary and bonus for such years exceeded $100,000:

--------------------------------------------------------------------------------------------------------------------------
                                                                                           Long Term
                                                                                          Compensation
                                             Annual Compensation                             Awards
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
                                  Fiscal                                Other Annual       Underlying       All Other
Name and Principal Position        Year       Salary        Bonys       Compensation     Options/Warrants  Compensation
--------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                    2004      $233,654      $     0          $ 0                 0                $0
     President and Chief           2003       230,353            0            0                 0              13,240*
     Executive Officer             2002       191,682            0            0                 0                 0
--------------------------------------------------------------------------------------------------------------------------
Alyssa S. Dver                     2004      $      +      $     0          $ 0                 0                $0
     Vice President and Chief      2003             +            0            0                 0              8,239*
     Marketing Officer             2002       119,343            0            0                 0                 0
--------------------------------------------------------------------------------------------------------------------------
Anita M. Primo                     2004      $114,230      $     0          $ 0                 0                $0
     Vice President and Chief      2003             +            0            0                 0              5,296*
     Financial Officer             2002             +            0            0                 0                 0
--------------------------------------------------------------------------------------------------------------------------
Timothy A. Rimlinger               2004      $135,000      $     0          $ 0                 0                $0
     Vice President and Chief      2003      $133,750            0            0                 0              7,650*
     Technology Officer            2002      $110,750            0            0                 0                 0
--------------------------------------------------------------------------------------------------------------------------

* Compensation was paid by the issuance of 77,885, 48,462, 31,154 and 45,000 restricted shares, respectively, of our common stock. The restrictions were removed effective April 1, 2003.

+     Compensation did not exceed $100,000 annually

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

Shareholders should be aware that given the past year's performance of the Company, no cash bonuses were distributed to the Company's Employees or Executive Officers. To the contrary, all of the Company's employees accepted a 10% salary decrease in effect since September 2001, which was not reinstated until December 2003. The Chief Executive Officer's salary and compensation package will be reviewed and re-evaluated by the Compensation Committee annually.

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

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Although no Named Executive Officer received compensation exceeding this limit in 2004, the Company has limited the number of shares of common stock subject to options, which may be granted, to the Company's employees in a manner that complies with the performance-based requirements of Section 162(m). While the Compensation Committee does not currently intend to qualify its annual incentive awards as a performance-based plan, it will continue to monitor the impact of Section 162(m).

Stock Purchase Opportunities

Option Grants

The following table sets forth information with respect to the named Executive Officers concerning individual grants of stock purchase opportunities made during the year ended December 31, 2004.

                         Options Granted in Fiscal 2004

-------------------------------------------------------------------------------------------------------------------
                                              Percent of                                    Potential Realizable
                              Number of         Total                                        Value at Assumed
                              Securities        Options                                    Annual Rates of Stock
                              Underlying        Granted       Exercise or                  Price Appreciation for
                               Options       to Employees      Base Price    Expiration       Option Term ($)
Name                         Granted (#)        in 2004          ($/Sh)         Date          5%           10%
-------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                   0                0               0             0             0            0
Alyssa D. Dver                    0                0               0             0             0            0
Anita M. Primo                  50,000            100            $0.19        12-2013       $15,500      $24,500
Timothy A. Rimlinger              0                0               0             0             0            0
-------------------------------------------------------------------------------------------------------------------

Options Exercised and Unexercised

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options for the ended 2004 and the unexercised options held as of December 31, 2004.

                 Aggregate Option Exercises In Last Fiscal Year
                        And Fiscal Year End Option Value

-----------------------------------------------------------------------------------------------------------------------
                                                           Number of Securities             Value of Unexercised
                                                          Underlying Unexercised                In-the-Money
                              Shares                      Options and Warrants at                Options at
                           Acquired on      Value            December 31, 2004                December 31, 2004
Name                         Exercise      Realized    Exercisable    Unexercisable    Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                  0            0         1,377,500              0               0                0
Alyssa S. Dver                   0            0           290,000              0               0                0
Anita M. Primo                   0            0            76,618         37,504          $2,374           $7,126
Timothy R. Rimlinger             0            0           133,000              0               0                0
-----------------------------------------------------------------------------------------------------------------------

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

Certain revisions to non-employee Director compensation were made in 2002. Under the Company's 2000 Incentive Stock Option Plan, each of the Company's non-employee Directors, on the first business day of January of 2002 and on the first business day of January in each succeeding year, shall receive as compensation for service to the Board of Directors, a grant of an option to purchase common stock, at the then current fair market value, as determined in accordance with the Plan, as follows: a 30,000 share option grant for service to the Board of Directors during the preceding year; plus, a 5,000 share option grant for serving as the Chairman of the Board of Directors or of a Committee of the Board of Directors during the preceding year. If, however, an Eligible Director shall become eligible for an option grant after the first regularly scheduled Meeting to the Board of Directors during any calendar year, the Compensation Committee shall determine the size of such option grant by multiplying 30,000 shares (and/or 5,000 shares) by a fraction which is determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by four. There were no grants of options or warrants to non-employee directors in 2004.

In addition, any new Director elected to the Company's Board of Directors will be granted an option to purchase 50,000 shares of common stock, at the then current fair market value. The option was adjusted from 25,000 shares by action of the Board in March 2002. The shares underlying this option will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director's election to the Company's Board of Directors. In February 2003, Ms. Looney was granted options to purchase 50,000 shares of our common stock. In March 2003, Mr. Vey was also granted options to purchase 50,000 shares of our common stock. There were no options granted in 2004.

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

In March 2002, the Board increased the annual retainer to be paid to each of the Company's non-employee Directors, beginning in January 2003 and thereafter, from $5,000 to $10,000 as cash compensation for such Director's services for the preceding year. At the same time, the Board increased the fee to be paid to each of the Company's non-employee Directors for attendance at Board of Directors and Committee Meetings for 2002 and thereafter from $500 to $750, with multiple meetings held on the same day to count as one. The amounts were subject to annual review and possible adjustment at the discretion of the Board of Directors. By action of the Board on January 9, 2003, the non-employee Directors' annual retainer fee for services to the Board in 2002 was reduced to its prior level of $5,000, and the fees to be paid to non-employee Directors for each attendance at Board of Directors and Committee Meetings for 2002 and thereafter was reduced to its prior level of $500 per meeting. In addition, any Director's cash compensation obligations that may accrue would be paid in cash only if the Company is current in all of its cash obligations, or on a change of control, assuming that all current cash obligations had been met. As of December 31, 2004, there was a total of $115,642 accrued compensation due to current and past members of the Board of Directors.

Employment Agreements And Change Of Control Arrangements

Agreement with Mr. Marco A. Emrich

On June 25, 2004, the Company entered into an employment agreement with Marco A. Emrich, its Chief Executive Officer and President. The agreement has a term of two years. Mr. Emrich serves under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich can also earn up to $100,000 annually in the form of a cash bonus, subject to quarterly measurements. In addition, under Mr. Emrich's original employment agreement signed on September 15, 1999, Mr. Emrich received 200,000 options and 175,000 warrants each with an exercise price of $2.25, which will vest monthly over a four-year period. In September 1999, he also was granted 350,000 warrants with an exercise price of $2.25, which will vest monthly over a four-year period, and certain acceleration provisions based on stock price performance. In the event of "Change of Control", as defined in the employment agreement, within 12 months of the date of such Change of Control 33% of any unvested options and warrants will accelerate, and after 12 months of such date, 50% of any unvested options and warrants will accelerate. In July 2001, Mr. Emrich was granted 472,500 warrants with an exercise price of $1.03, which will vest based on the same schedule as the warrants listed above. Also in July 2001, Mr. Emrich received 180,000 options with an exercise price of $1.03, which will vest based on the same schedule as the options listed above.

Compensation Committee Interlocks And Insider Participation

The Company's Compensation Committee consists of Ms. Looney, Mr. Pellicci, and Mr. Edelman. None of the executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock as of March 28, 2005 with respect to:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

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

------------------------------------------------------------------------------------------------------------
Name of Beneficial Owner                       Amount and Nature of Beneficial         Percent of Class
                                                          Ownership
------------------------------------------------------------------------------------------------------------
Alyssa S. Dver                                          340,662         (1)                    *
------------------------------------------------------------------------------------------------------------
Marco A. Emrich                                       1,455,385         (1)                  1.67%
------------------------------------------------------------------------------------------------------------
Scott C. Edelman                                              0         (1)
------------------------------------------------------------------------------------------------------------
Victoria V. Looney                                       77,500         (1)                    *
------------------------------------------------------------------------------------------------------------
Jack Pellicci                                           242,868         (1)                    *
------------------------------------------------------------------------------------------------------------
Anita M. Primo                                          115,344         (1)                    *
------------------------------------------------------------------------------------------------------------
Timothy A. Rimlinger                                    293,789         (1)                    *
------------------------------------------------------------------------------------------------------------
James C. Sargent                                        330,348         (1)                    *
------------------------------------------------------------------------------------------------------------
Roger W. Scearce                                              0         (1)
------------------------------------------------------------------------------------------------------------
David R. Vey                                         39,165,842        (1,2)                 41.05%
------------------------------------------------------------------------------------------------------------
All Executive Officers and Directors as              42,021,738                              42.97%
a group, (10 persons)
============================================================================================================

      *     Owner holds less than 1% of the class.

      (1) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants:
            Mr. Emrich - 380,000 options and 997,500 warrants
            Ms. Dver - 190,000 options and 100,000 warrants
            Ms. Looney - 20,000 options
            Mr. Pellicci - 221,544 options
            Ms. Primo - 76,618 options
            Mr. Rimlinger - 133,000 options
            Mr. Sargent -278,705 options
            Mr. Vey - 20,000 options and 2,331,023 warrants

      (2) Mr. Vey has a right to acquire 6,337,295 shares within 60 days upon a notice of conversion related to $1,720,000 in convertible notes due between November 2004 and March 2006. The conversion prices of the related notes were all issued at or above fair market value of the underlying common stock on the date the notes were issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors as of March 28, 2005. Mr. Vey is a selling shareholder who owned more than 5% of the Company's outstanding common stock.

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments were made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form a convertible note. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible note and a $600,000 promissory note. The promissory note accrued interest at a rate of 7% and matured on January 15, 2004. The convertible notes accrued interest at rates ranging from 7% to 8% and were convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The notes matured at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert the above referenced convertible notes into 13,000,000 shares of the Company's common stock of which 3,000,000 shares were received upon conversion by December 31, 2003.

Additionally, the Company received $500,000 in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible note. These instruments have terms similar to those of the earlier investment, and matured in March 2004. The $100,000 note was convertible into 10,000,000 shares of the Company's common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced note into 10,000,000 shares of the Company's common stock.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of the above referenced convertible notes into Company common stock. The remaining $175,000 of convertible notes remains outstanding as of March 28, 2005.

In June 2003, Mr. Vey exercised a warrant received in August 2002, as part of a private placement transaction, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company's common stock.

In January 2004, Mr. Vey purchased 212,766 shares of the Company's common stock for $100,000 in a private placement transaction. He was also granted common stock warrants to purchase an additional 106,383 shares of the Company's common stock at an exercise price of $0.70 per share.

In December 2004, the Company issued 69,125 shares of its common stock to Richard T. Hartley and David R. Vey in lieu of $13,825 cash payment for interest due through September 30, 2004 on convertible notes dated January and March 2003. The Company also issued 295,589 shares to David R. Vey in lieu of $59,117 cash payment for interest due through September 30, 2004 on convertible notes dated December 2002, January, June, July and September 2003, respectively.

The Company issued 677,450 shares of its common stock to Oak Harbor Investments in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.

Subsequent to December 31, 2004, the Company received an additional $250,000 in proceeds and issued 8% convertible notes to Mr. David Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from January 2006 until March 2006 into 828,514 shares of the Company's common stock.

All of the Company's assets are pledged as collateral for the promissory notes referenced above.

Mr. Vey was also entitled to appoint up to 30% of the members our Board of Directors within 90 days after the date of the financing arrangement in March 2003. Ms. Looney, who is the sister of David Vey, was appointed to the Board at the request of Mr. Vey.

In September 2003, the Company sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement was $1,000,000, which included delivery of the current version of Intarsia plus the cost of other contract defined milestones related to the development of derivative products for the healthcare market. The Company recognized $475,000 of revenue from this transaction in the third quarter of 2003 related to sale of Intarsia, in accordance with SOP 97-2. The balance of the contract has been recognized as revenue in 2004 based upon the delivery of the remaining milestones in the agreement. The Company has also recognized $6,000 of services revenue related to maintenance services in 2003. The balance of $19,000 has been recognized as revenue in 2004 as services were performed.

In March 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of stock warrants and cash. The Company's Chief Marketing Officer, Alyssa Dver, founded Lead Factory. The terms of the sale included issuance of 100,000, ten-year warrants, at an exercise price of $0.72 per share upon the signing of the agreement. The Company also accrued $50,000 in royalties earned under the terms of the agreement during the third quarter of 2003. As of December 31, 2004, all royalty obligations have been satisfied. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when we acquired a 10% equity interest, which interest we had subsequently fully reserved. This purchase agreement supercedes all earlier agreements with Lead Factory.

In December 2001, the Company amended its consulting agreement with Osprey Partners, a company that is owned by Michael A. Mulshine, the Company's former Corporate Secretary and one of its former Directors. Under that agreement, Osprey was to provide services to the Company with regard to shareholder and investor relations activities and for management consulting services. Under the agreement, Osprey was issued warrants to purchase up to 64,620 shares of common stock, with such warrants to vest at the rate of 5,385 shares on the first of each month for the twelve months starting January 1, 2002, and such warrants are exercisable for up to ten years at an exercise price of $0.72 per warrant. Under the agreement, Osprey was also to be paid a monthly retainer in the amount of $3,500 through December 2002. By action of the Board, effective September 2002 and through December 2002, Mr. Mulshine's compensation was amended to a monthly cash retainer of $10,000 in lieu of the prior cash and warrants compensation schedule.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

-----------------------------------------------------------------------------
Type of Service                         2004             2003          Total
-----------------------------------------------------------------------------
Audit Fees                           $95,554         $133,919       $229,473
-----------------------------------------------------------------------------
Audit-Related Fees                     6,386               --          6,386
-----------------------------------------------------------------------------
Tax Fees                              31,150            9,750         40,900
-----------------------------------------------------------------------------
All Other Fees                            --               --             --
-----------------------------------------------------------------------------


All audit and related fees are pre-approved by the Company's audit committee on an annual basis.

Audit Fees. This category includes: The audit of the Company's Annual Financial Statements; the timely review of the interim financial statements included in the Company's quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2004 and 2003; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods. This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements. This category also includes services in connection with statutory and regulatory filings or engagements.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a) 1 and 2 Financial Statements and Schedules.

            See "Index to Financial Statements and Schedule" on F-1.

      (b) Reports on Form 8-K filed June 27, 2003, September 4, 2003, March 18, 2004, May 25, 2004, August 30, 2004, November 24, 2004, December
            17, 2004 and March 17, 2005.

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

3.2      Bylaws (2) (Exhibit 3.2)

3.3      Amendment to Articles of Incorporation (3)

4.1 Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2 Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.3      5% Convertible Note due March 22, 2001 (8) (Exhibit 99.3)

10.1 Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 4.0)

10.12 Convertible Notes and Warrants Purchase Agreement, dated November 22, 2000 (7) (Exhibit 99.2)

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

10.38 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Notes and Warrants. (13)

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

10.44    Convertible note dated January 10, 2003 (14)

10.45    Promissory note dated January 10, 2003 (14)

10.46    Convertible note dated March 13, 2003 (14)

10.47    Promissory note dated March 13, 2003 (14)

10.48 Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002
         (15)

10.49    Office lease agreement dated 12-24-02

10.47    Convertible note dated June 4, 2004 (16)

10.54 Convertible note by the Company in favor of David R. Vey dated June 4, 2004 (16)

10.55 Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56 Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57 Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58 Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59 Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (18)

10.60 Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (18)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

10.61 Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (18)

10.62+# Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich

10.63+#  Employment Agreement dated July 7, 2004 between Company and Alyssa S.
         Dver

10.64+# Employment Agreement dated July 20, 2004 between Company and Anita M. Primo

10.65+# Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger

14.1+ Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004

23.1     Consent of McGladrey & Pullen, LLP

23.2     Consent of Ernst & Young LLP

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

(13) Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14) Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended Mach 31, 2004.

(16) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)     Filed as an Exhibit to the 8-K on March 17, 2005.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEDONA CORPORATION


  March 29, 2005                   /S/ Marco A. Emrich
DATE                               -------------------------------------------
                                   Marco A. Emrich
                                   CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signatures

BY /S/     David R. Vey                                             Date  March 29, 2005
           ------------------------------------------------
           David R. Vey
           Chairman of the Board


BY /S/     Marco A. Emrich                                          Date  March 29, 2005
           ------------------------------------------------
           Marco A. Emrich
           President, Chief Executive Officer and
           Director


BY /S/     Scott C. Edelman                                         Date  March 29, 2005
           ------------------------------------------------
           Scott C. Edelman
           Director


BY /S/     Victoria V. Looney                                       Date  March 29, 2005
           ------------------------------------------------
           Victoria V. Looney
           Director


BY /S/     Jack A. Pellicci                                         Date  March 29, 2005
           ------------------------------------------------
           Jack A. Pellicci
           Director


BY /S/     Anita M. Primo                                           Date  March 29, 2005
           ------------------------------------------------
           Anita M. Primo
           Chief Financial Officer and Vice President
           Principal Financial and Accounting Officer


BY /S/     James C. Sargent                                         Date  March 29, 2005
           ------------------------------------------------
           James C. Sargent
           Director


BY /S/     Roger W. Scearce                                         Date  March 29, 2005
           ------------------------------------------------
           Roger W. Scearce
           Director

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

Date:   March 29, 2005               /s/ Marco A. Emrich
                                     ------------------------------------------
                                     Marco A. Emrich
                                     President and Chief Executive Officer

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


Date: March 29, 2005                  /s/Anita M. Primo
                                      ------------------------------------------
                                      Anita M. Primo
                                      Vice President and Chief Financial Officer

                   Index to Financial Statements and Schedule

                                    Contents

Reports of Independent Registered Public Accounting Firms....................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003.................F-4
Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2004.......................F-5
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2004.......................F-6
Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2004.......................F-8
Notes to Consolidated Financial Statements...................................F-9

All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and its subsidiary as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEDONA Corporation and its subsidiary as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SEDONA Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders' equity and anticipates that it will require additional debt and/or equity financing in 2005, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ McGladrey & Pullen, LLP

Bethesda, Maryland
February 25, 2005

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
SEDONA Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with US generally accepted accounting principles.

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



                                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 8, 2003

                        SEDONA Corporation and Subsidiary
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                                        December 31,
                                                                                        2004        2003
                                                                                    --------------------
Assets
Current assets:
   Cash and cash equivalents                                                        $    138    $     59
   Accounts receivable, net of allowance for doubtful accounts of $0                     334         179
   and $13
   Prepaid expenses and other current assets                                             145         138
                                                                                    --------------------
Total current assets                                                                     617         376

Property and equipment, net of accumulated depreciation and amortization                  21          66
Software development costs, net of accumulated amortization of  $3,883 and $3,531         --         351
Non-current assets - other                                                                 3          39
                                                                                    --------------------
Total non-current assets                                                                  24         456
                                                                                    --------------------
Total assets                                                                        $    641    $    832
                                                                                    ====================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $    166    $    425
   Accrued expenses and other current liabilities                                        662         665
   Deferred revenue                                                                      517         314
   Current maturities of long-term debt                                                    8          20
   Short-term debt - notes                                                             2,470       1,697
                                                                                    --------------------
Total current liabilities                                                              3,823       3,121

Long-term debt, less current maturities                                                  953         953
Interest Payable                                                                         123          46
                                                                                    --------------------
Total long-term liabilities                                                            1,076         999
                                                                                    --------------------
Total liabilities                                                                      4,899       4,120

Stockholders' equity/(deficit):
Class A convertible preferred stock (Liquidation preference $2,500) Authorized shares - 1,000,000
   Series A, par value $2.00, Issued and outstanding - 500,000                         1,000       1,000
   Series H, par value $2.00, Issued and outstanding shares - 1,500                        3           3

Common stock, par value $0.001
   Authorized shares -175,000,000, Issued and outstanding shares -
    86,640,561 and 61,131,513 in 2004 and 2003, respectively                              86          61
   Additional paid-in-capital                                                         61,975      60,048
   Accumulated deficit                                                               (67,322)    (64,400)
                                                                                    --------------------
Total stockholders' deficit                                                           (4,258)     (3,288)
                                                                                    --------------------
Total liabilities and stockholders' equity/(deficit)                                $    641    $    832
                                                                                    ====================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)

                                                                           For years ended December 31,
                                                                   --------------------------------------------
                                                                           2004            2003            2002
                                                                   --------------------------------------------
Revenues:
   Product licenses - unrelated parties                            $        345    $        531    $        754
   Product licenses - related parties                                        --             475              --
   Services-unrelated parties                                               223             516           1,753
   Services- related parties                                                519              --              --
                                                                   --------------------------------------------
Total revenues                                                            1,087           1,522           2,507
Cost of revenues:
   Product licenses                                                         351             699           1,199
   Services                                                                  76             179             397
   Write-off of capitalized and purchased software                           --              --             133
                                                                   --------------------------------------------
Total cost of revenues                                                      427             878           1,729
                                                                   --------------------------------------------
Gross profit                                                                660             644             778
Expenses:
   General and administrative                                             1,665           2,275           4,256
   Sales and marketing                                                      429             341           1,192
   Research and development                                               1,102             878           1,227
   Legal fees payable forgiven in lieu of other consideration                --            (153)             --
                                                                   --------------------------------------------
Total operating expenses                                                  3,196           3,341           6,675
                                                                   --------------------------------------------
Loss from operations                                                     (2,536)         (2,697)         (5,897)

Other income (expense):
   Interest expense                                                        (258)           (204)            (47)
   Convertible debenture expense                                           (123)         (1,290)             --
   Other                                                                     (5)            (21)            (57)
                                                                   --------------------------------------------
Total other expenses                                                       (386)         (1,515)           (104)
                                                                   --------------------------------------------

Net Loss                                                                 (2,922)         (4,212)         (6,001)
Deemed dividends applicable to preferred stockholders                      (299)            (15)           (303)
                                                                   --------------------------------------------
Loss applicable to Common Stockholders                             $     (3,221)   $     (4,227)   $     (6,304)
                                                                   ============================================

Basic and diluted net loss per share applicable to common shares   $      (0.04)   $      (0.08)   $      (0.13)
                                                                   ============================================

Basic and diluted weighted average common shares outstanding         79,257,088      54,807,551      48,376,941
                                                                   ============================================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                     Class A Preferred
                                                                -------------------------------------------------------------

                                                                   Stock Series A      Stock Series F      Stock Series H
                                                                  Shares    Amount    Shares    Amount    Shares    Amount
                                                               --------------------------------------------------------------

                                                               --------------------------------------------------------------
Balance, December 31, 2001                                          500,000  $ 1,000       780      $  2     1,500      $  3
                                                               --------------------------------------------------------------

Stock warrants/options issued for consulting services                   --        --        --        --        --        --
Fair value of convertible feature of debt obligation                    --        --        --        --        --        --
Warrants issued in conjunction with debenture issue                     --        --        --        --        --        --
Conversion of debenture into common stock                               --        --        --        --        --        --
Exercise of common stock warrants                                       --        --        --        --        --        --
Issuance of common stock                                                --        --        --        --        --        --
Common stock issued for employee stock purchase plan                    --        --        --        --        --        --
Expenses incurred related to issuance of common stock                   --        --        --        --        --        --
Exercise of common stock options                                        --        --        --        --        --        --
Preferred stock dividends                                               --        --        --        --        --        --
Net loss, year ended December 31, 2002                                  --        --        --        --        --        --
                                                               --------------------------------------------------------------
Balance, December 31, 2002                                         500,000   $ 1,000       780      $  2     1,500      $  3
                                                               --------------------------------------------------------------

Common stock issued for consulting services                             --        --        --        --        --        --
Common stock issued for legal expenses related to litigation            --        --        --        --        --        --
Conversion of debenture into common stock                               --        --        --        --        --        --
Exercise of common stock warrants                                       --        --        --        --        --        --
Issuance of common stock                                                --        --      (780)       (2)       --        --
Conversion of preferred stock and related dividends into common         --        --        --        --        --        --
stock
Fair value of options & warrants                                        --        --        --        --        --        --
Fair value of convertible feature of debentures                         --        --        --        --        --        --
Preferred stock dividends                                               --        --        --        --        --        --
Net loss, year ended December 31, 2003                                  --        --        --        --        --        --
                                                               --------------------------------------------------------------
Balance, December 31, 2003                                         500,000   $ 1,000        --      $ --     1,500      $  3
                                                                =============================================================

Common stock issued for consulting services                             --        --        --        --        --        --
Common stock issued for legal expenses related to litigation            --        --        --        --        --        --
Conversion of debenture into common stock                               --        --        --        --        --        --
Exercise of common stock warrants                                       --        --        --        --        --        --
Issuance of common stock                                                --        --        --        --        --        --
Conversion of preferred stock and related dividends into common         --        --        --        --        --        --
stock
Fair value of options & warrants                                        --        --        --        --        --        --
Fair value of convertible feature of debentures                         --        --        --        --        --        --
Preferred stock dividends                                               --        --        --        --        --        --
Net loss, year ended December 31, 2004                                  --        --        --        --        --        --
                                                               --------------------------------------------------------------
Balance, December 31, 2004                                         500,000   $ 1,000        --      $ --     1,500      $  3
                                                                =============================================================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                               -------------------------------------------------------------
                                                                                              Additional
                                                                        Common Stock           Paid-In       Accumulated
                                                                    Shares        Amount       Capital         Deficit
                                                               -------------------------------------------------------------
Balance, December 31, 2001                                            41,362,541       $  41      $ 52,839       $   (54,187)
                                                               -------------------------------------------------------------

Stock warrants/options issued for consulting services                        --           --           148               --
Fair value of convertible feature of debt obligation                         --           --           100               --
Conversion of debenture into common stock                               679,925            1           480               --
Exercise of common stock warrants                                     2,693,307            3         1,236               --
Issuance of common stock                                              6,386,760            6         2,551               --
Common stock issued for employee stock purchase plan                    172,672           --            53               --
Expenses incurred related to issuance of common stock                        --           --          (129)              --
Exercise of common stock options                                          5,992           --             7               --
Preferred stock dividends                                                    --           --            --               --
Net loss, year ended December 31, 2002                                       --           --            --           (6,001)
                                                               -------------------------------------------------------------
Balance, December 31, 2002                                           51,301,197        $  51      $ 57,285       $  (60,188)
                                                               -------------------------------------------------------------

Common stock issued for consulting services                           2,048,752            2           363               --
Common stock issued for legal expenses related to litigation            908,693            1           219               --
Conversion of debenture into common stock                             3,000,000            3           217               --
Exercise of common stock warrants                                       650,000            1           189               --
Issuance of common stock                                              2,255,921            2           428               --
Conversion of preferred stock and related dividends into common         966,950            1            --               --
stock
Fair value of options & warrants                                             --           --            27               --
Fair value of convertible feature of debentures                              --           --         1,320               --
Preferred stock dividends                                                    --           --            --               --
Net loss, year ended December 31, 2003                                       --           --            --            (4,212)
                                                               -------------------------------------------------------------
Balance, December 31, 2003                                           61,131,513        $  61      $ 60,048       $   (64,400)
                                                                ============================================================

Common stock issued for consulting services                              92,735           --            30               --
Common stock issued for legal expenses related to litigation            228,562           --            73               --
Conversion of debenture into common stock                            21,975,318           22           623               --
Exercise of common stock warrants                                       200,000           --           100               --
Issuance of common stock                                              1,834,044            2           855               --
Common stock issued for accrued interest expense on convertible
notes                                                                 1,042,164            1           207
Common stock issued for employee stock purchase plan                    136,225           --            23               --
Fair value of options & warrants                                             --           --            16               --
Preferred stock dividends                                                    --           --            --               --
Net loss, year ended December 31, 2004                                       --           --            --           (2,922)
                                                               -------------------------------------------------------------
                                                                     86,640,561        $  86      $ 61,975       $  (67,322)
                                                                ============================================================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                  Year ended December 31
                                                                                 2004       2003       2002
                                                                              -----------------------------
Operating activities:
Net loss                                                                      $(2,922)   $(4,212)   $(6,001)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                    47        165        267
   Amortization                                                                   351        697      1,173
   Net loss on retirement of property, plant and equipment                         --         13         16
   Charge for employer 401(K) stock contribution                                   55         82         97
   Common stock issued for legal and consulting services                          103        583         --
   Option or warrant based compensation                                            16         27        148
   Amortization of deferred financing fees and debt discount                      123      1,290          7
   Impairment loss on capitalized software                                         --         --        133
   Charge for employee stock award                                                 --         --        189
Changes in operating assets and liabilities:
   Restricted cash                                                                 --        238         51
   Accounts receivable                                                           (155)      (126)       278
   Prepaid expenses and other current assets                                       (7)        48        (21)
   Other non-current assets                                                        36        (31)        17
   Accounts payable and accrued expenses                                           25       (910)       576
   Deferred revenue and other                                                     203        (80)      (115)
                                                                              -----------------------------
Net cash used in operating activities                                          (2,125)    (2,216)    (3,185)

Investing activities:
Purchase of property and equipment                                                 (2)       (24)        --
Proceeds from the sale of property and equipment                                   --         18         --
                                                                              -----------------------------
Net cash used in investing activities                                              (2)        (6)        --

Financing activities:
Repayments of long-term obligations                                               (12)       (49)       (57)
Issuance of common stock, net                                                     823        250      2,292
Proceeds from exercise of common stock warrants/options                           100        190      1,246
Proceeds from issuance of short-term debenture and notes                        1,295      1,940         --
Repayment of note payable to related party                                         --        (50)        --
Repayment of short-term debentures                                                 --         --       (399)
                                                                              -----------------------------
Net cash provided by financing activities                                       2,206      2,281      3,082
                                                                              -----------------------------
Net increase (decrease) in cash and cash equivalents                               79         59       (103)
Cash and cash equivalents, beginning of year                                       59         --        103
                                                                              -----------------------------
Cash and cash equivalents, end of year                                        $   138    $    59    $     0
                                                                              =============================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

                  Years ended December 31, 2004, 2003 and 2002

1. Accounting Policies

Description of Business

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

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions, allowing the Company to focus on its end user indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line. However, as a result of the Company's decision to re-establish a direct sales channel, beginning January 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.

As of December 31, 2002, SEDONA has implemented an indirect sales distribution model, under which the Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of the Company's TPAP total solution or as a standalone offering.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial net losses of approximately ($2,922,000), ($4,212,000) and ($6,001,000) during the years ended December 31, 2004, 2003 and 2002, respectively. The Company anticipates sales to increase but likely will require additional financing. These factors raise substantial doubt about our ability to continue as a going concern. The Company's plans include: (i.) expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel; (ii.) expanding its distribution channel by establishing a direct sales channel to market and sell its CRM solution into community and regional banks, credit unions and insurance companies; (iii.) seeking additional debt or equity financing; and (iv.) continue its aggressive cost containment measures.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA(R)GeoServices, Inc. All significant intercompany accounts and transactions have been eliminated.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all unencumbered highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Trade receivables are generated primarily from our alliance partners. Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2004, accounts receivable include $302,600 for 2005 maintenance services which is included with deferred revenue. The amount will be amortized over the maintenance period and recognized as revenue on a monthly basis in 2005.

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

During 2004, 2003 and 2002, the Company capitalized no software development costs related to the Company's Intarsia business application solution software. During 2004, 2003 and 2002, $351,000, $697,000 and $1,173,000, respectively, were charged to expense relating to amortization of software development costs.

Revenue Recognition

The Company's software arrangements currently consist of license fees and maintenance. Prior to the sale of the customer base, revenue also included fees from installation services. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fees and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

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

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Through its strategic alliance partners, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner. The Company recognizes the royalty fee when it receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to the Company. For the year ended December 31, 2004, the Company recognized $345,000 in product license revenues compared to $1,006,000 and $754,000 in the years ended December 31, 2003 and 2002, respectively.

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

      o Maintenance revenue is recognized ratably over the life of the related contract. Typically, maintenance contracts are entered into for initial three year terms and are renewable annually thereafter. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 2004, 2003, and 2002, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

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

SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings
(loss) per share had the Company adopted the fair value method since the Company's inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards, net loss would have been (in thousands, except per unit information):

--------------------------------------------------------------------------------
                                              Year Ended December 31
                                ------------------------------------------------
                                     2004              2003             2002
--------------------------------------------------------------------------------
Net loss
    As reported                    $ (2,922)        $ (4,212)         $ (6,001)
    Pro forma                      $ (2,973)        $ (4,951)         $ (7,448)
--------------------------------------------------------------------------------
Net loss applicable to common
shares
    As reported                    $  (0.04)        $  (0.08)         $  (0.13)
    Pro forma                      $  (0.04)        $  (0.09)         $  (0.16)
--------------------------------------------------------------------------------

Assumptions used in calculating the fair value of the options and warrants granted in 2004, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------
                                     2004              2003           2002
--------------------------------------------------------------------------------
Risk-free interest rate:        1.67% - 4.27%     1.60% - 4.07%    2.4% - 5.1%
--------------------------------------------------------------------------------
Expected average volatility:         114%              125%           121%
--------------------------------------------------------------------------------
Expected holding period:          2-10 years        2-10 years     3-10 years
--------------------------------------------------------------------------------
Expected dividend yield:              0%                0%             0%
--------------------------------------------------------------------------------

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2005. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options and warrants outstanding on the date of change, as well as future options and warrants that may be granted.

2.  Property and Equipment

Property and equipment consist of the following (in thousands, except per unit information):

                                                            December 31,
                                                           2004       2003
                                                       -------------------
      Machinery and equipment                          $  1,005   $  1,005
      Equipment under capital lease                          --        209
      Furniture and fixtures                                 13         46
      Leasehold improvements                                 33         40
      Purchased software for internal use                   177        193
                                                      --------------------
                                                          1,228      1,493
      Less accumulated depreciation and amortization      1,207      1,427
                                                      --------------------
                                                      $      21   $     66
                                                      ====================

3. Long-Term Debt

Long-term debt consists of obligations with original maturities of one year or more, as follows (in thousands, except per unit information):

                                                             December 31,
                                                             2004     2003
                                                           ---------------
      Note payable - CIMS acquisition Due 2006 (Note 14)   $  953   $  953
      Interest payable                                        123       46
      Capital lease obligations (Note 11)                       8       20
                                                           ---------------
                                                            1,084    1,019
      Less current maturities                                   8       20
                                                           ---------------
      Long-term debt                                       $1,076   $  999
                                                           ===============

4. Convertible Notes

Material Investor

As described below, during the period December 2002 through March 28, 2005, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if converted basis, gave Mr. Vey a 41% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors. He was appointed Chairman of the Board of Directors in May 2003.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

4. Convertible Notes (continued)

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments were made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible note. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible notes and a $600,000 promissory note. The promissory note accrued interest at a rate of 7% and matured on January 15, 2004. The convertible notes accrued interest at rates ranging from 7% to 8% and were convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The notes matured at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert $100,000 of the above referenced convertible notes into 10,000,000 shares of the Company's common stock. During December 2003, Mr. Vey elected to convert $220,000 of the above referenced convertible notes into 3,000,000 shares of the Company's common stock.

Additionally, the Company received $500,000 in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible note. These instruments have terms similar to those of the earlier investment, and matured in March 2004. The $100,000 note was convertible into 10,000,000 shares of the Company's common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced convertible note into an additional 10,000,000 shares of the Company's common stock.

The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,420,000, ($100,000 in December 2002 and $1,320,000 in January and March
2003), as additional paid in capital and debt discount. This amount was accreted over the life of the notes as additional interest expense. Expense recognized for the years ended December 31, 2004 and 2003 was $123,000 and $1,290,000, respectively.

During 2002, the Company issued to a third party as a finder's fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of the above referenced convertible notes into Company common stock. The remaining $175,000 of convertible notes remains outstanding as of March 28, 2005.

In June 2003, Mr. Vey exercised a warrant received in August 2002, as part of a private placement transaction, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

In January 2004, Mr. Vey purchased 212,766 shares of the Company's common stock for $100,000 in a private placement transaction. He was also granted common stock warrants to purchase an additional 106,383 shares of the Company's common stock at an exercise price of $0.70 per share.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

4. Convertible Notes (continued)

From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in proceeds and issued 8% convertible notes to David R. Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company's common stock.

In December 2004, the Company issued 69,125 shares of its common stock to Richard T. Hartley and David R. Vey in lieu of $13,825 cash payment for interest due through September 30, 2004 on convertible notes dated January and March 2003. The Company also issued 295,589 shares to David R. Vey in lieu of $59,117 cash payment for interest due through September 30, 2004 on convertible notes dated December 2002, January, June, July and September 2003, respectively.

During December 2004, the Company issued 677,450 shares of its common stock to Oak Harbor Investments in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.

Subsequent to December 31, 2004, the Company received an additional $250,000 in proceeds and issued 8% convertible notes to Mr. David Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from January 2006 until March 2006 into 828,514 shares of the Company's common stock.

All of the Company's assets are pledged as collateral for the promissory notes referenced above.

All of the securities issued in the preceding transactions to David R. Vey, Richard T. Hartley and Oak Harbor Investments were sold in reliance upon Rule 506 of Regulation D involving only sales to accredited investors.

5. Stockholders' Equity

Class A Convertible Preferred Stock

Series A, F and H

Class A preferred stock is issuable in various series and is convertible in accordance with the terms of the issued series. The Board of Directors has the authority to fix by resolution all other rights. The Class A, Series A, preferred shares pay quarterly dividends, when declared, at the rate of twelve percent (12%) per annum, have cumulative rights, and have a liquidation preference at the par value of the preferred shares. Each share is convertible at the election of the holder into one share of common stock at any time. Each holder has the same right to vote each share on all corporate matters as the holder of one share of common stock.

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

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

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

Also, upon thirty (30) day written notice any time after the Original Issuance Date, or the closing of a consolidation, merger or mandatory share exchange in which the Corporation is not the surviving entity and in which the only consideration to be received by the holders of the Corporation's common stock is cash, the Corporation may, in its sole discretion, but shall not be obligated to redeem, in whole but not in part, the then issued and outstanding shares of Series H Convertible Preferred Stock, at a price equal to one hundred and twenty-eight percent (128%) of the Stated Value, plus all accrued but unpaid dividends, provided that a registration statement permitting resale of any shares of Common Stock issuable upon conversion by the holder is then effective.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A, Series A, Convertible Preferred Stock. Cumulative but undeclared dividends on both Series A and Series H Preferred Stock at December 31, 2004 equaled $1,049,354 or $2.09 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Common Equity

During the first quarter of 2004, the Company issued 19,424 shares of its common stock to a consultant in lieu of $10,000 cash compensation for investor relation services rendered. The Company also issued 35,130 shares of its common stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. (See Note 7 to the Consolidated Financial Statements).

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

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

In March 2004, the Company issued 20,000,000 shares of its common stock to Mr. David Vey who elected to convert $200,000 of convertible notes issued in January and March 2003 into the Company's common stock.

During the second quarter of 2004, the Company issued 7,225 shares of its common stock to a consultant in lieu of $2,500 cash compensation for investor relation services rendered to the Company. The Company also issued 14,455 shares of its common stock to an attorney in lieu of $6,100 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

The Company received $8,987 and issued 59,916 shares of the Company's common stock to employees for shares purchased through the Employee Stock Purchase Plan.

During the third quarter of 2004, the Company issued 35,739 shares of its common stock to a consultant in lieu of $10,000 cash compensation for investor relation services rendered. The Company also issued 105,718 shares of its common stock to an attorney in lieu of $30,500 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

In August 2004, the Company issued common stock pursuant to its employee 401(k) plan, whereby certain contributions are matched by the Company in company stock valued at $56,000, resulting in the issuance of 131,916 shares of common stock.

Also during the fourth quarter of 2004, the Company issued 30,347 shares of its common stock to a consultant in lieu of $7,500 cash compensation for investor relation services rendered. The Company issued 73,259 shares of its common stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of convertible notes issued in June, July and September 2003 into the Company's common stock.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

In December 2004, the Company issued 69,125 aggregate shares of its common stock to Richard T. Hartley and David R. Vey in lieu of $13,825 cash payment for interest due through September 30, 2004 on convertible notes dated January and March 2003. The Company also issued 295,589 shares to David R. Vey in lieu of $59,117 cash payment for interest due through September 30, 2004 on convertible notes dated December 2002, January, June, July and September 2003, respectively.

During December 2004, the Company issued 677,450 shares of its common stock to Oak Harbor Investments in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.

In December 2004, the Company received $13,736 and issued 76,309 shares of the Company's common stock to employees for shares purchased through the Employee Stock Purchase Plan.

All of the securities issued in the preceding transactions to David R. Vey, Richard T. Hartley and Oak Harbor Investments were sold in reliance upon Rule 506 of Regulation D involving only sales to accredited investors.

6. Stock Options and Warrants

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

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between March 2005 and December 2013. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

6. Stock Options and Warrants (continued)

   --------------------------------------------------------------------------------------------
                                                                               Weighted Average
                                                         Shares                 Exercise Price
                                                  ---------------------------------------------
   Outstanding at December 31, 2001                    3,978,557                    $ 1.69
   Canceled or expired                                  (458,008)                     2.60
   Granted                                               212,500                      0.73
   Exercised                                              (5,992)                     1.03
                                                  ---------------------------------------------

   Outstanding at December 31, 2002                    3,727,057                    $ 1.63
   Canceled or expired                                  (802,000)                     2.41
   Granted                                               305,000                      0.18
   Exercised                                                  --                        --
                                                  ---------------------------------------------

   Outstanding at December 31, 2003                    3,230,057                     $1.45
   Canceled or expired                                  (295,345)                     1.77
   Granted                                                50,000                      0.19
   Exercised                                                  --                        --
                                                  ---------------------------------------------
   Outstanding at December 31, 2004                    2,984,712                     $1.46
   --------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------
        Exercisable at                                     Exercise Price            Weighted Average
           Year-end                  Options               Range Per Share            Exercise Price
   ------------------------------------------------------------------------------------------------------
             2002                   2,933,875              $0.39 to $6.00                 $ 1.66
             2003                   3,015,011              $0.17 to $5.13                 $ 1.56
             2004                   2,813,964              $0.17 to $5.13                 $ 1.55
   ------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2004:

                                       --------------------------------------------------------------------------
                                                                 Ranges                               Total
   --------------------------------------------------------------------------------------------------------------
   Range of exercise prices               $0.17 to $1.16    $1.35 to $2.25     $2.35 to $5.13     $0.17 to $5.13
   --------------------------------------------------------------------------------------------------------------
   Options outstanding                         1,867,731           562,750            554,231          2,984,712
   Weighted average remaining
   contractual life (years)                         4.18              4.22               3.06               3.73
   Weighted average exercise price                 $0.82             $1.86              $3.20              $1.46
   Exercisable                                 1,701,984           557,750            554,230          2,813,964
   Weighted average exercise price                 $0.90             $1.87              $3.20              $1.55
   --------------------------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

6. Stock Options and Warrants (continued)

Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.30 to $3.75 per share and expiring between January 2005 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

   --------------------------------------------------------------------------------------------------
                                                                                   Weighted Average
                                                            Shares                  Exercise Price
                                                    -------------------------------------------------
   Outstanding at December 31, 2001                     14,433,083                     $  1.75
   Canceled or expired                                    (917,132)                       1.03
   Granted                                               4,275,224                        0.57
   Exercised                                            (2,693,307)                       0.46
                                                    -------------------------------------------------

   Outstanding at December 31, 2002                     15,097,868                     $  1.34
   Canceled or expired                                  (1,356,212)                       1.94
   Granted                                               2,235,000                        0.38
   Exercised                                              (650,000)                       0.29
                                                    -------------------------------------------------

   Outstanding at December 31, 2003                     15,326,656                     $  1.18
   Canceled or expired                                    (542,993)                       1.74
   Granted                                                 851,064                        0.70
   Exercised                                              (200,000)                       0.50
                                                    -------------------------------------------------
   Outstanding at December 31, 2004                     15,434,727                     $  1.14
   --------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------
         Exercisable at                                    Exercise Price            Weighted Average
            Year-end              Warrant Shares           Range Per Share            Exercise Price
   ------------------------------------------------------------------------------------------------------
              2002                  13,960,095             $0.30 to $5.04                 $1.30
              2003                  15,087,830             $0.30 to $3.75                 $1.17
              2004                  15,195,900             $0.30 to $3.75                 $1.13
   ------------------------------------------------------------------------------------------------------

The following table summarizes information about common stock warrants outstanding at December 31, 2004:

                                        -----------------------------------------------------------------------------
                                                                 Ranges                                 Total
   ------------------------------------------------------------------------------------------------------------------
   Range of exercise prices                  $0.30 to $1.25     1.31 to $2.25     $2.38 to $3.75      $0.30 to $3.75
   ------------------------------------------------------------------------------------------------------------------
   Outstanding                                   11,404,471         2,464,116          1,566,140          15,434,727
   Weighted average remaining
    contractual life (years)                            1.9               2.9                2.1                 2.2
   Weighted average exercise price                    $0.74             $1.84              $3.00               $1.14
   Exercisable                                   11,264,494         2,464,116          1,467,290          15,195,900
   Weighted average exercise price                    $0.73             $1.84              $3.03               $1.13
   ------------------------------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

6. Stock Options and Warrants (continued)

The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002 respectively: no dividends paid for all years; average expected volatility of 114% for 2004, 125% for 2003 and 121% for 2002; risk-free interest rates range from 1.0% to 5%, expected lives range from 2.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

       ------------------------------------------------------------------------
                                         Year Ended December 31,
                            ---------------------------------------------------
                                 2004              2003             2002
       ------------------------------------------------------------------------
        Stock options and
            warrants             $0.67            $0.24             $0.38
       ------------------------------------------------------------------------

During 2004, there were a total of 50,000 common stock options with an exercise price of $0.19 per share granted to an Officer of the Company. The exercise price of this option equaled the fair market value or more of the common stock at the time of such grant. Additionally, 851,064 warrants were issued related to investors; as described in Note 4, 106,383 were granted on behalf of a material investor and as described in Note 5, 744,681 were granted to other investors.

Options to Directors and Officers

Included in the options and warrants granted above are the following:

During 2004, 50,000 options of the Company's common stock were granted to an Officer of the Company. These options were issued at or above fair market value of the common stock on the grant date at a weighted average exercise price of $0.19 per share, expiring no later than December 2013. As of December 31, 2004, none of these options were exercised.

During 2003, 305,000 options of the Company's common stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the common stock on the grant date at a weighted average exercise price of $0.18 per share, expiring no later than March 2013. As of December 31, 2004, none of these options were exercised.

During 2002, 213,350 options of the Company's common stock were granted to certain Officers and Directors of the Company for services. These options were issued at or above the fair market value of the common stock on the grant date at an exercise price of $0.75 per share, expiring no later than on February 2012. As of December 31, 2004, none of these options were exercised.

Shares reserved for future issuance of common stock approximate 10,011,373 as of December 31, 2004.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

7. Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(R). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendors unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $2,850,000.

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

On May 5, 2003, the Company filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As of March 28, 2005, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

In January 2004, the Company notified one of its consultants, Hunter A. Carr, that per its May 6, 2003 litigation support agreement and database participation agreement, the consultant had not performed his duties noted therein, and is in default of the contracts. The Company is in the process of trying to resolve the dispute and has suspended payments to the consultant starting in December 2003, pending satisfactory resolution of the matter. Per the agreements, the Company was obligated to pay $14,910 per month under the litigation support agreement and $6,900 per month under the database participation agreement. The Company considers the contract to be terminated in accordance with its terms and the Company has concluded that it is not appropriate to continue to accrue any fees related to this obligation.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

8. Related Party Transactions

In September 2003, the Company sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000,000, which includes delivery of the current version of Intarsia plus the cost of other contract defined milestones related to the development of derivative products for the healthcare market. The Company has recognized $475,000 of revenue from this transaction in the third quarter of 2003 related to sale of Intarsia, in accordance with SOP 97-2. The balance of the contract has been recognized as revenue in 2004 based upon the delivery of the remaining milestones in the agreement. The Company has also recognized $6,000 of services revenue related to maintenance services in 2003. The balance of $19,000 has been recognized as revenue in 2004 as services were performed.

In March 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of stock warrants and cash. The Company's Chief Marketing Officer, Alyssa Dver, founded Lead Factory. The terms of the sale included issuance of 100,000, ten-year warrants, at an exercise price of $0.72 per share upon the signing of the agreement. The Company also accrued $50,000 in royalties earned under the terms of this agreement during the third quarter of 2003. As of December 31, 2004, all royalty obligations have been satisfied. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when we acquired a 10% equity interest, which interest we had subsequently fully reserved. This purchase agreement supercedes all earlier agreements with Lead Factory.

The Company incurred consulting and commission expenses, and out-of-pocket expenses of $0, $70,000 and $75,000, for the years ended December 31, 2004, 2003, and 2002, respectively, to certain of its Directors and to an organization whose President was a Director of the Company through June 2003.

9. Profit Sharing Plan

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

At the February 2002 Board meeting, a decision was made to make such a match with regards to the 2001 contributions, which the match was valued at $97,000 and resulted in the issuance of 122,852 shares to participants, valued at the year end closing price of $0.79. In 2003, the Board approved matching the 2002 contributions, which was valued at $82,000 and resulted in the issuance of 514,713 shares of the Company's common stock to participants, valued at a closing price of $0.16. In 2004, the Board approved a matching contribution which was valued at $56,000 and resulted in the issuance of 131,916 shares of the Company's common stock to participants, valued at a closing price of $0.42 per share.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

10. Commitments

The Company has employment agreements with certain key employees, which expire at various dates through 2006. The agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least six months prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.

The Company leases certain office equipment under various noncancelable operating and capital lease arrangements, which expire from 2002 to 2005. The Company entered into a lease for its corporate headquarters in December 2002, which commenced January 1, 2003 for a three-year term. In April 2004, the Company expanded its lease space at its corporate headquarters, as fully described in Item 2 - Description of Property, above. The cost of the expansion is included in the table below. In November 2003, the Company entered into a three-year lease for an engineering facility in Plymouth, Minnesota. Future minimum lease payments under these lease obligations total $106,107 and are all due in 2005.

Rent expense for 2004 was $101,000. Rent expense for 2003 was $165,000 and in addition the Company received rental income $63,000 from a subtenant. Rent expense for 2002 was $815,000.

Future minimum lease payments under capital lease obligations consist of $9,000 due in 2005 of which $1,000 is related to interest.

11. Other Accrued Liabilities and Accounts Payable

During the year ended December 31, 2003, the Company reversed a previously recorded trade payable of $153,000 for legal fees due to its former legal counsel as a result of a conflict of interest settlement.

Other accrued liabilities comprise the following (in thousands):

------------------------------------------------------------------------------------------
                                                             Year ending December 31,
                                                              2004             2003
                                                          --------------------------------
Accrued payroll, benefits and severance                            $ 132           $  125
Accrued rent                                                           3                4
Accrued fees and other expenses to Directors                         176                -
for professional services and other expenses
Accrued legal expenses related to Litigation (see Note               104              177
7, contingencies)
Note payable, general insurance                                      116              113
Interest due on convertible notes                                     78              110
Miscellaneous includes Lead Factory accrual                           53              136
                                                          --------------------------------
Total                                                              $ 662           $  665
------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

12. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses for the years ended December 31, 2004, 2003 and 2002 and the Company has provided a valuation allowance against all net operating loss carryforwards.

At December 31, 2004 and 2003, the Company had a recorded deferred tax asset of $24.8 million and $22.4 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

At December 31, 2004 and 2003, the Company had recorded current deferred tax assets of $293,000 and 30,000, respectively, which related primarily to accruals which may be recognized in the future for tax purposes. Additionally, at December 31, 2004 and 2003, the Company had recorded non-current deferred tax liabilities of $6,000 and $35,000, respectively, which related primarily to basis differences in capitalized software and property, plant and equipment.

At December 31, 2004 and 2003, the Company had approximately $61.3 million and $58.8 million, respectively, in federal net operating loss carryforwards that expire in various years through 2024. Additionally, the Company has approximately $40.4 million and $39.0 million respectively, of state net operating loss carryforwards that expire in various years beginning in 2005 through 2012.

The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code, Section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

13. Supplemental Disclosures of Cash Flow Information (in thousands)

---------------------------------------------------------------------------------------------
                                                           Year Ended December 31
                                                      2004           2003           2002
                                                   ------------------------------------------
Cash paid during the year for interest              $    6         $   51         $   45
Cash expenses incurred relative to issuance
of stock                                                --             --            130
Conversion of preferred stock dividends and
note interest into common stock                         --            187             --
Conversion of preferred stock debenture to
common stock                                            --            780            399
Conversion of debenture and accrued
interest into common stock                             853            220             --
Common stock issued for repayment of note
payable to related party                                --             98             --
Fixed asset purchases through assumption of
capital lease obligation                                --             --             --
---------------------------------------------------------------------------------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

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

15. Major Customer Transactions

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line. However, as a result of the Company's decision to re-establish a direct sales channel, beginning January 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.

Revenues from three of the Company's major alliance partners, ACEncrypt Solutions, a related party, Fiserv Solutions Inc. and Open Solutions Inc., accounted for ninety-one percent (91%) of total sales in 2004. In 2003, five alliance partners accounted for ninety-six percent (96%) of sales compared to 2002 in which two alliance partners accounted for fifty-two percent (52%) of total sales.

16. Subsequent Events

Subsequent to December 31, 2004, the Company received an additional $250,000 in proceeds and issued 8% convertible notes to Mr. David Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from January 2006 until March 2006 into 828,514 shares of the Company's common stock.

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

3.2       Bylaws (2) (Exhibit 3.2)

3.3       Amendment to Articles of Incorporation (3)

4.1 Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2 Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.3.1     5% Convertible Note due March 22, 2001 (8) (Exhibit 99.3)

10.1 Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 4.0)

10.12 Convertible Notes and Warrants Purchase Agreement, dated November 22, 2000 (7) (Exhibit 99.2)

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

10.41 Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39 Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Notes and Warrants. (13)

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

10.44     Convertible note dated January 10, 2003 (14)

10.45     Promissory note dated January 10, 2003 (14)

10.46     Convertible note dated March 13, 2003 (14)

10.47     Promissory note dated March 13, 2003 (14)

10.48 Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002
          (15)

10.49     Office lease agreement dated 12-24-02

10.48     Convertible note dated June 4, 2004 (16)

10.54 Convertible note by the Company in favor of David R. Vey dated June 4, 2004 (16)

10.55 Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56 Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57 Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58 Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59 Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (18)

10.60 Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (18)

10.61 Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (18)

10.62+# Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich

10.63+#   Employment Agreement dated July 7, 2004 between Company and Alyssa S.
          Dver

10.64+# Employment Agreement dated July 20, 2004 between Company and Anita M. Primo

10.65+# Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger

14.1+ Code of Conduct and Business Ethics, Adopted by the Board of Directors, June 21, 2004

23.1      Consent of McGladrey & Pullen LLP

23.2      Consent of Ernst & Young LLP

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

(13) Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14) Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(16) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)      Filed as an Exhibit to the 8-K on March 17, 2005.

                                                                    EXHIBIT 31.1

            CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Marco A. Emrich, the principal executive officer of SEDONA Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of SEDONA Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 29, 2005                    /s/ MARCO A. EMRICH
                                         -------------------
                                         Marco A. Emrich
                                         President and Chief Executive Officer

                                         (Principal Executive Officer)

                                                                    EXHIBIT 31.2

              CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Anita M. Primo, the principal financial officer of SEDONA Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of SEDONA Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 29, 2005                 /s/ ANITA M. PRIMO
                                      ------------------
                                      Anita M. Primo
                                      Vice President and Chief Financial Officer

                                      (Principal Financial Officer)

                                                                    EXHIBIT 32.1

              CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of SEDONA Corporation on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Marco A. Emrich, Chief Executive Officer of SEDONA Corporation certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of SEDONA Corporation.

Dated: March 29, 2005                    /s/ MARCO A. EMRICH
                                         -------------------
                                         Marco A. Emrich
                                         President and Chief Executive Officer

                                         (Principal Executive Officer)

                                                                    EXHIBIT 32.2

              CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of SEDONA Corporation on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Anita M. Primo, Chief Financial Officer of SEDONA Corporation certify, pursuant Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of SEDONA Corporation.

Dated: March 29, 2005                /s/ ANITA M. PRIMO
                                     ------------------
                                     Anita M. Primo
                                     Vice President and Chief Financial Officer

                                     (Principal Financial Officer)