Form 10QSB
period 2005-03-31
SEDONA CORP
filed 2005-05-16
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from     to

                         Commission file number 0-15864

                               SEDONA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    PENNSYLVANIA                               95-4091769
           -------------------------------                 -------------------
           (State or other jurisdiction of                    (IRS Employer
            incorporation or organization)                 Identification No.)

   1003 W. 9th Avenue, Second Floor, King of Prussia, PA         19406
   -----------------------------------------------------       ----------
       (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code (610) 337-8400.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

At May 10, 2005, there were 86,785,770 shares outstanding of the registrant's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format: YES [ ] NO [X].

                       SEDONA CORPORATION AND SUBSIDIARIES

                                                                          INDEX
                                                                          PAGE
                                                                          -----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 2005 (Unaudited)
          and December 31, 2004                                           4

         Consolidated Statements of Operations -- (Unaudited)
          three months ended March 31, 2005 and 2004                      5

         Consolidated Statements of Cash Flow -- (Unaudited)
          three months ended March 31, 2005 and 2004                      6

         Notes to Consolidated Financial Statements - March 31, 2005      7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    11-12

Item 3.  Controls and Procedures                                          12-13

PART II. OTHER INFORMATION

Item 1 through Item 6.                                                    14

SIGNATURE PAGE                                                            15

EXHIBIT INDEX                                                             16

CERTIFICATIONS                                                            17-20

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "may", "will", "should", "could", "would", "plan", "estimates", "projects", "predicts", "potential," "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                          March 31,     December 31,
                                                                             2005           2004
                                                                         ------------   ------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $         82   $        138
  Accounts receivable                                                              89            334
  Prepaid expenses and other current assets                                        94            145
                                                                         ------------   ------------
Total current assets                                                              265            617
  Property and equipment, net of accumulated depreciation
   and amortization                                                                15             21
  Non-current assets - other                                                        3              3
                                                                         ------------   ------------
Total non-current assets                                                           18             24
                                                                         ------------   ------------
Total assets                                                             $        283   $        641
                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $        244   $        166
  Accrued expenses and other current liabilities                                  723            662
  Deferred revenue                                                                421            517
  Current maturities of long-term debt                                              8              8
  Short-term debt- debentures                                                   2,845          2,470
                                                                         ------------   ------------
Total current liabilities                                                       4,241          3,823

Long-term debt, less current maturities                                           953            953
Interest payable                                                                  142            123
                                                                         ------------   ------------
Total long-term liabilities                                                     1,095          1,076
                                                                         ------------   ------------
Total liabilities                                                        $      5,336   $      4,899
Stockholders' equity/(deficit):
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $2,500)
  Series A, par value $2.00, Issued and outstanding shares - 500,000            1,000          1,000
  Series H, par value $2.00, Issued and outstanding shares - 1,500                  3              3
Common stock, par value $0.001
  Authorized shares - 175,000,000, Issued and outstanding
   shares - 86,696,299 and 86,640,561 in 2005 and 2004, respectively               86             86
  Additional paid-in-capital                                                   61,997         61,975
  Accumulated deficit                                                         (68,139)       (67,322)
                                                                         ------------   ------------
Total stockholders' equity/(deficit)                                           (5,053)        (4,258)
                                                                         ------------   ------------
Total liabilities and stockholders' equity/(deficit)                     $        283   $        641
                                                                         ============   ============

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                             2005           2004
                                                                         ------------   ------------
REVENUES:
  Product licenses                                                       $          8   $        235
  Services                                                                        149             52
                                                                         ------------   ------------
Total revenues                                                                    157            287

COST OF REVENUES:
  Product licenses                                                                  -            140
  Services                                                                         84             12
                                                                         ------------   ------------
Total cost of revenues                                                             84            152
                                                                         ------------   ------------
Gross profit                                                                       73            135

EXPENSES:
  General and administrative                                                      405            333
  Sales and marketing                                                             167             76
  Research and development                                                        248            283
                                                                         ------------   ------------
Total operating expenses                                                          820            692
                                                                         ------------   ------------
Loss from operations                                                             (747)          (557)

OTHER INCOME (EXPENSE):
  Interest expense                                                                (70)          (175)
                                                                         ------------   ------------
Total other (expense)                                                             (70)          (175)
                                                                         ------------   ------------
Net loss                                                                         (817)          (732)
Preferred stock dividends                                                         (68)           (97)
                                                                         ------------   ------------
Loss applicable to Common Stockholders                                   $       (885)  $       (829)
                                                                         ============   ============
Basic and diluted net loss per share applicable to common shares         $      (0.01)  $      (0.01)
                                                                         ============   ============
Basic and diluted weighted average common shares outstanding               86,680,816     58,636,414
                                                                         ============   ============

See accompanying notes

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ---------------------------
                                                                             2005           2004
                                                                         ------------   ------------
OPERATING ACTIVITIES:
Net loss                                                                 $       (817)  $       (732)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation                                                                      6             16
  Software amortization                                                             -            140
  Accretion of discount on convertible note                                         -            123
  Charge for option and warrant based compensation                                  4              4
  Charge for legal and consulting services                                         19             28
Changes in operating assets and liabilities:
  Accounts receivable                                                             245             53
  Prepaid expenses and other current assets                                        51             43
  Other non-current assets                                                          -             12
  Accounts payable and accrued expenses                                           157           (231)
  Deferred revenue and other liabilities                                          (96)          (178)
                                                                         ------------   ------------
Net cash used in operating activities                                            (431)          (722)

INVESTING ACTIVITIES:
Purchase of property and equipment                                                  -              -
                                                                         ------------   ------------
Net cash used in investing activities                                               -              -

FINANCING ACTIVITIES:
Issuance of convertible notes                                                     375              -
Repayments of long-term obligations                                                 -             (9)
Proceeds from the issuance of common stock, net                                     -            800
Proceeds from exercise of common stock warrants, net                                -            100
                                                                         ------------   ------------
Net cash provided by financing activities                                         375            891
                                                                         ------------   ------------
Net (decrease)/increase in cash and cash equivalents                              (56)           169
Cash and cash equivalents, beginning of period                                    138             59
                                                                         ------------   ------------
Cash and cash equivalents, end of period                                 $         82   $        228
                                                                         ============   ============

See accompanying notes.

Note #1:  General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries ("SEDONA" or the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2005 are not necessarily indicative of the results to be experienced for the year ended December 31, 2005.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($817,000) realized during the three months ended March 31, 2005, the Company incurred substantial losses from operations of approximately ($2,922,000) and ($4,212,000) during the years ended December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sale distribution channel and pursuing direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions and insurance companies. The Company also intends to continue its aggressive cost containment measures. However it will likely require additional financing. The Company is currently evaluating various financing options that it believes will be sufficient to meet the Company's needs through the first quarter of 2006.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2004 annual financial statements on Form 10-K filed on March 31, 2005. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year 2004.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure":

                                                          Three months ended March 31,
                                                         ------------------------------
                                                             2005             2004
                                                         -------------    -------------
Net loss applicable to common stockholders               $    (817,000)   $    (732,000)
Deduct:  Total stock-based employee expense
 determined under the fair value based method
 for all awards, net of related tax benefits                    (3,889)         (27,000)
                                                         -------------    -------------
Pro-forma net loss applicable to common stockholders     $    (820,889)   $    (759,000)
                                                         =============    =============
Basic and diluted earnings per common share              $       (0.01)   $       (0.01)
Pro-forma, basic and diluted earnings per common share   $       (0.01)   $       (0.01)

As the Company incurred losses in 2005 and 2004, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is for annual periods beginning after June 30, 2005. Although management has not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years as well as further information on this new statement is presented in Note 2 to our consolidated financial statements on Form 10-K.

Note #2:  Property and Equipment (In thousands)

Property and equipment consists of:

                                                           March 31,      December 31,
                                                             2005             2004
                                                         -------------    -------------
Machinery and equipment                                  $          61    $       1,005
Furniture and fixtures                                              10               13
Leasehold improvements                                              15               33
Purchased software for internal use                                 15              177
                                                         -------------    -------------
                                                                   101            1,228
Less accumulated depreciation and amortization                      86            1,207
                                                         -------------    -------------
                                                         $          15    $          21
                                                         =============    =============

Note #3:  Stockholders' Equity and Other Financing Activities

During the first quarter of 2005, the Company issued 37,254 shares of its Common Stock to a consultant in lieu of $13,000 cash compensation for professional services rendered. The Company also issued 18,485 shares of its Common Stock to an attorney in lieu of $6,100 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. (See Note 9 to the Consolidated Financial Statements to our consolidated financial statements on Form 10-K).

From January 2005 through April 2005, the Company issued seven 8% convertible notes to Mr. David R. Vey, the Company's Chairman of its Board of Directors and received aggregate proceeds of $500,000. The convertible notes were issued at fair market value on the transaction date. The issuance, maturity and issuable shares are outlined below:

      Transaction Date     Amount     Maturity     Issuable Shares
      ----------------    ---------   ---------    ---------------
      1-13-2005           $  50,000   1-13-2006            166,667
      1-31-2005           $  75,000   1-31-2006            258,621
      3-16-2005           $ 125,000   3-16-2006            403,226
      3-25-2005           $  75,000   3-25-2006            258,620
      3-30-2005           $  50,000   3-30-2006            172,413
      4-14-2005           $  75,000   4-14-2006            326,087
      4-22-2005           $  50,000   4-22-2006            217,391

Subsequent to March 2005, the Company issued 32,181 shares of its Common Stock to a consultant in lieu of $10,000 cash compensation for investor relation services rendered. The Company also issued 57,290 shares of its Common Stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at March 31, 2005 equaled $1,116,854 or $2.23 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

All of the securities issued in the preceding transaction were sold in reliance upon Rule 506 of Regulation D involving only sales to accredited investors.

Note #4:  Major Customers

Revenues generated from one major alliance partner (OSI) accounted for 15% of total revenues earned in the quarter ended March 31, 2005. Revenues generated from two major alliance partners (Fiserv and OSI) accounted for 97% of total revenues earned in the quarter ended March 31, 2004.

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line. However, as a result of the Company's amendment of the Master Software License Agreement (MSLA) with Fiserv Solutions Inc., in the 2nd quarter of 2004, beginning January 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004, and SEDONA began providing services under the maintenance agreements in January 2005.

Note #5:  Supplemental Disclosures of Cash Flow Information

                                                   Three months ended
                                                        March 31
                                             ------------------------------
                                                 2005             2004
                                             -------------    -------------
Cash paid during period for interest         $       1,472    $         697
Conversion of debenture to common stock                  -          200,000

Note #6:  Contingencies

In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(TM). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor's unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract in 2001. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Should the dispute end unfavorably, it would result in minimum royalty payments of $2,850,000 due.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

Note #7:  CIMS Transaction

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

Note #8:  Litigation

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

In an effort to capture rapidly and cost effectively a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of its TPAP total solution or as a standalone offering. Through its TPAP, the Company receives a royalty payment based on a percentage of the license fee charged by the strategic partner and on maintenance charged to customers by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

During the second quarter of 2004, SEDONA announced that it would begin to market and sell its CRM application solution directly to community and regional banks, credit unions and insurance companies. In November 2004, the Company successfully signed a license agreement with Community National Bank in Minnesota. In April 2005, the Company announced that Venture Bank of Washington entered into an agreement to purchase the Company's CRM solution. The Company anticipates recognizing in aggregate, approximately $95,000 in license and service fees from these banks in fiscal year 2005.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2005 and 2004.

Revenues for the three months ended March 31, 2005 and 2004 were $157,000 and $287,000, respectively. Revenue from license fees and royalties totaled $8,000 and $235,000 in the first quarter of 2005 and 2004, respectively. Revenues for 2005 were lower than the same period in 2004 due to a decrease in reported sales of the product from one of the Company's third party alliance partners (TPAP). During the first quarter of 2005 the Company recognized $149,000 in services revenue compared to $52,000 during the same quarter in 2004. The increase in services revenue was primarily due to the recognition of revenue from maintenance services from the Company's customer base. As a result of the Company's amendment of the Master Software License Agreement (MSLA) with Fiserv Solutions Inc., in the 2nd quarter of 2004, beginning January 1, 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit.

Total cost of revenues decreased to $84,000 for the three months ended March 31, 2005 from $152,000 for the three months ended March 31, 2004, primarily due to a decrease in the amortization expense of capitalized software. Capitalized software was fully amortized as of December 31, 2004. Higher service fees related to the delivery of maintenance services in 2005 offset the decrease in amortization expense.

Total operating expenses increased to $820,000 in the first quarter of 2005, from $692,000 in the year earlier period, reflecting an increase in salary expense. At March 31, 2005, the Company had 19 full-time employees, compared to the same period in 2004, in which the Company had 15 full-time employees and 1 part-time employee. The Company increased its staffing in the sales and marketing, engineering, professional services and finance departments. For the quarter ended March 31, 2005, the Company financials also reflected an increase in its audit and legal expenses as compared to the same quarter ended March 31, 2004.

Other expenses in the three months ended March 31, 2005 decreased to $70,000 from $175,000 in the three months ended March 31, 2004, reflecting a decrease in the non-cash convertible note discount accretion associated with convertible notes.

Liquidity and Capital Resources

At March 31, 2005, cash and cash equivalents decreased to $82,000 compared to the December 31, 2004 amount of $138,000. For the three months ended March 31, 2005, the cash flows from operating activities resulted in a net use of cash of $431,000, compared to $722,000 in the prior year. This use of cash was primarily due to payments of payroll, accounts payable and accrued expenses.

There were no investing activities for the three-month period ended March 31, 2005 and March 31, 2004, respectively.

For the three months ended March 31, 2005, the cash flows from financing activities resulted in net cash provided by financing activities of $375,000 compared to $891,000 in the same three-month period in 2004. In 2005, the proceeds were derived from the issuance of $375,000 in convertible notes. In 2004, the principal increase in cash was due to proceeds from an $800,000 private placement stock sale. The Company also recognized $100,000 from the exercise of 200,000 common stock warrants.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($817,000) realized during the three months ended March 31, 2005, the Company incurred substantial losses from operations of approximately ($2,922,000) and ($4,212,000) during the years ended December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plan include expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sale distribution channel and pursuing direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions and insurance companies. The Company also intends to continue its aggressive cost containment measures. However it will likely require additional financing. The Company is currently evaluating various financing options that it believes will be sufficient to meet the Company's needs through the first quarter of 2006.

ITEM 3.    CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934), based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings - No material developments in this fiscal quarter.

      Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds - None not previously reported.

      Item 3 -   Default Upon Senior Securities - None

      Item 4 -   Submission of Matters to a Vote of Security Holders - None

      Item 5 -   Other Information - None

      Item 6 -   Exhibits and Reports on Form 8-K

                 Exhibit 31.1* -   Certification of Principal Executive Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley
                                   Act of 2002

                 Exhibit 31.2* -   Certification of Principal Financial Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley
                                   Act of 2002

                 Exhibit 32.1* -   Certification of Principal Executive Officer
                                   pursuant to Section 906 of the Sarbanes-Oxley
                                   Act of 2002

                 Exhibit 32.2* -   Certification of Principal Financial Officer
                                   pursuant to Section 906 of the Sarbanes-Oxley
                                   Act of 2002

----------
* Filed herewith

                 (b) Reports on Form 8-K: The Company furnished a Current Report on Form 8-K on March 17, 2005, April 14, 2005 and April 22, 2005, respectively, disclosing information required under Item 2.03, Creation of a Direct Financial Obligation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,

Thereunto duly authorized.

                                      SEDONA CORPORATION


DATE:  May 13, 2005                   /S/Marco A. Emrich
                                      ------------------------------------------
                                      Marco A. Emrich
                                      President and Chief Executive Officer

DATE:  May 13, 2005                   /S/Anita M. Primo
                                      ------------------------------------------
                                      Anita M. Primo
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                Description
-------------    ---------------------------------------------------------------
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

----------
* Filed herewith