Form 10QSB
period 2005-06-30
SEDONA CORP
filed 2005-08-15
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to

                         Commission file number 0-15864



                               SEDONA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  PENNSYLVANIA                               95-4091769
          -------------------------------               -------------------
          (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)               Identification No.)

        1003 W. 9th Avenue, Second Floor, King of Prussia, PA         19406
        -----------------------------------------------------      -----------
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

         At August 8, 2005, there were 86,992,831 shares outstanding of the registrant's common stock, par value $0.001 per share.


         Transitional Small Business Disclosure Format: YES [ ] NO [X].

                                    SEDONA CORPORATION AND SUBSIDIARIES



                                                                                                     INDEX
PART I.  FINANCIAL INFORMATION                                                                       PAGE
------------------------------                                                                       -----
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 2005 (Unaudited)                                      4
              and December 31, 2004

         Consolidated Statements of Operations -- (Unaudited)                                          5
              three months ended June 30, 2005 and 2004

         Consolidated Statements of Operations - (Unaudited)                                           6
              six months ended June 30, 2005 and 2004

         Consolidated Statements of Cash Flow -- (Unaudited)                                           7
              six months ended June 30, 2005 and 2004

         Notes to Consolidated Financial Statements - June 30, 2005                                    8-12

Item 2.  Management's Discussion and Analysis of                                                       12-14
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                                                       14

PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                                                 15

SIGNATURE PAGE                                                                                         16

EXHIBIT INDEX                                                                                          17

CERTIFICATIONS                                                                                         18-21

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

                                   SEDONA CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share and per share data)




                                                                                  June 30,    December 31,
                                                                                    2005          2004
                                                                                 -------------------------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      1      $    138
   Accounts receivable                                                                  52           334
   Prepaid expenses and other current assets                                            51           145
                                                                                  ----------------------
Total current assets                                                                   104           617
   Property and equipment, net of accumulated depreciation and amortization             25            21
   Non-current assets - other                                                            3             3
                                                                                  ----------------------
Total non-current assets                                                                28            24
                                                                                  ----------------------
Total assets                                                                      $    132      $    641
                                                                                  ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                               $    327      $    166
   Accrued expenses and other current liabilities                                      752           662
   Deferred revenue                                                                    322           517
   Current maturities of long-term debt                                                961             8
   Interest payable on current maturities of long-term debt                            160             -
   Short-term debt- notes                                                            3,220         2,470
                                                                                  ----------------------
Total current liabilities                                                            5,742         3,823
                                                                                  ----------------------

Long-term debt, less current maturities                                                  -           953
Interest payable                                                                         -           123
                                                                                  ----------------------
Total long-term liabilities                                                              -         1,076
                                                                                  ----------------------
Total liabilities                                                                 $  5,742      $  4,899
                                                                                  ----------------------

Stockholders' equity/(deficit):
Class A convertible preferred stock
   Authorized shares - 1,000,000 (liquidation preference $2,500)
   Series A, par value $2.00, Issued and outstanding shares - 500,000                1,000         1,000
   Series H, par value $2.00, Issued and outstanding shares - 1,500                      3             3
Common stock, par value $0.001
   Authorized shares -175,000,000, Issued and outstanding shares - 86,992,831
    and 86,640,561 in 2005 and 2004, respectively                                       86            86
   Additional paid-in-capital                                                       62,083        61,975
   Accumulated deficit                                                             (68,782)      (67,322)
                                                                                  ----------------------
Total stockholders' deficit                                                         (5,610)       (4,258)
                                                                                  ----------------------
Total liabilities and stockholders' deficit                                       $    132      $    641
                                                                                  ======================

See accompanying notes.

                              SEDONA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share and per share data)
                                          (Unaudited)


                                                                        Three Months Ended
                                                                             June 30,
                                                                  ---------------------------
                                                                     2005            2004
                                                                  ---------------------------
REVENUES:
   Product licenses                                               $        87     $        80
   Services                                                               142             327
                                                                  ---------------------------
Total revenues                                                            229             407
                                                                  ---------------------------

COST OF REVENUES:
   Product licenses                                                         -             109
   Services                                                                49              14
                                                                  ---------------------------
Total cost of revenues                                                     49             123
                                                                  ---------------------------

Gross profit                                                              180             284

EXPENSES:
   General and administrative                                             357             440
   Sales and marketing                                                    135             106
   Research and development                                               245             297
                                                                  ---------------------------
Total operating expenses                                                  737             843
                                                                  ---------------------------
Loss from operations                                                     (557)           (559)
                                                                  ---------------------------

OTHER EXPENSE:
   Interest expense                                                       (84)            (49)
   Other                                                                    -              (3)
                                                                  ---------------------------
Total other expense                                                       (84)            (52)
                                                                  ---------------------------
Net loss                                                                 (641)           (611)
Preferred stock dividends                                                 (68)            (68)
                                                                  ---------------------------
Loss applicable to Common Stockholders                            $      (709)    $      (679)
                                                                  ===========================
Basic and diluted net loss per share applicable to common shares  $     (0.01)    $     (0.01)
                                                                  ===========================

 Basic and diluted weighted average common shares outstanding      86,853,638      83,138,725
                                                                  ===========================

See accompanying notes.

                                       SEDONA CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands, except share and per share data)
                                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   2005                 2004
                                                                                --------------------------------
REVENUES:
   Product licenses                                                             $        95          $       315
   Services (including related party fees of $20 in 2005 and $300 in 2004)              291                  379
                                                                                --------------------------------
Total revenues                                                                          386                  694
                                                                                --------------------------------

COST OF REVENUES:
   Product licenses                                                                       -                  249
   Services                                                                             132                   26
                                                                                --------------------------------
Total cost of revenues                                                                  132                  275
                                                                                --------------------------------
Gross profit                                                                            254                  419

EXPENSES:
   General and administrative                                                           762                  773
   Sales and marketing                                                                  303                  182
   Research and development                                                             493                  580
                                                                                --------------------------------
Total operating expenses                                                              1,558                1,535
                                                                                --------------------------------
Loss from operations                                                                 (1,304)              (1,116)
                                                                                --------------------------------

OTHER EXPENSE:
   Debenture expense                                                                      -                 (123)
   Interest expense                                                                    (154)                (104)
                                                                                --------------------------------
Total other expense                                                                    (154)                (227)
                                                                                --------------------------------
Net Loss                                                                             (1,458)              (1,343)

Preferred stock dividends                                                              (135)                (164)
                                                                                --------------------------------
Net loss applicable to Common Stockholders                                      $    (1,593)         $    (1,507)
                                                                                ================================

Basic and diluted net loss per share applicable to common shares                $     (0.02)         $     (0.02)
                                                                                ================================

 Basic and diluted weighted average common shares outstanding                    86,766,835           74,049,551
                                                                                ================================

See accompanying notes.

                             SEDONA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                       (In thousands, except share and per share data)
                                         (Unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                    -----------------------
OPERATING ACTIVITIES:                                                   2005         2004
                                                                    -----------------------
Net loss                                                            $(1,458)        $(1,343)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation                                                          12              30
   Software amortization                                                  -             249
   Accretion of discount on convertible note                              -             123
   Charge for option and warrant based compensation                       7               8
   Charge for legal and consulting services                              47              37
   Charge for 401k stock contribution                                    39              55
Changes in operating assets and liabilities:
   Accounts receivable                                                  280            (198)
   Prepaid expenses and other current assets                             94              85
   Other non-current assets                                               -              15
   Accounts payable and accrued expenses                                288            (204)
   Deferred revenue and other liabilities                              (195)           (174)
                                                                    -----------------------
Net cash used in operating activities                                  (886)         (1,317)
                                                                    -----------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                      (16)              -
                                                                    -----------------------
Net cash used in investing activities                                   (16)              -
                                                                    -----------------------

FINANCING ACTIVITIES:
Issuance of convertible notes                                           750             500
Repayments of long-term obligations                                       -             (12)
Proceeds from the issuance of common stock, net                          15             809
Proceeds from exercise of common stock warrants, net                      -             100
                                                                    -----------------------
Net cash provided by financing activities                               765           1,397
                                                                    -----------------------
Net (decrease)/increase in cash and cash equivalents                   (137)             80
Cash and cash equivalents, beginning of period                          138              59
                                                                    -----------------------
Cash and cash equivalents, end of period                            $     1         $   139
                                                                    =======================

See accompanying notes.

Note #1: General
         -------

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries ("SEDONA" or the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2005 are not necessarily indicative of the results to be experienced for the year ended December 31, 2005.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($1,458,000) realized during the six months ended June 30, 2005, the Company incurred substantial losses from operations of approximately ($2,922,000) and ($4,212,000) during the years ended December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sale distribution channel and pursuing direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. The Company also intends to continue its aggressive cost containment measures, however it will likely require additional financing. In addition to the $1,000,000 private placement transaction discussed in Note 3, the Company is currently evaluating various financing options that it believes will be sufficient to meet the Company's needs through the second quarter of 2006, however, there can be no assurances that the Company will be able to obtain such financing.

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

                                                                   Six months ended June 30,
($ in thousands)                                                     2005              2004
                                                                    ------------------------
Net loss applicable to common stockholders                          $(1,593)         $(1,507)
Deduct:  Total stock-based employee expense
    determined under the fair value based method
    for all awards, net of related tax benefits                          (6)             (39)
                                                                    -------          -------
Pro-forma net loss applicable to common stockholders                $(1,599)         $(1,546)
                                                                    =======          =======
Basic and diluted earnings per common share                         $ (0.02)         $ (0.02)
Pro-forma, basic and diluted earnings per common share              $ (0.02)         $ (0.02)

As the Company incurred losses in 2005 and 2004, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is for annual periods beginning after June 30, 2005. Although management has not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years as well as further information on this new statement is presented in Note 2 to our consolidated financial statements on Form 10-K.

Note #2: Property and Equipment (In thousands)
         -------------------------------------

Property and equipment consists of:

                                                 Six months ended        Year Ending
                                                     June 30,            December 31,
                                                       2005                 2004
                                                -------------------------------------
Machinery and equipment                              $    61             $      1,005
Furniture and fixtures                                    10                       13
Leasehold improvements                                    15                       33
Purchased software for internal use                       31                      177
                                                -------------------------------------
                                                         117                    1,228
Less accumulated depreciation and amortization            92                    1,207
                                                -------------------------------------
                                                     $    25             $         21
                                                =====================================

Note #3: Stockholders' Equity and Other Financing Activities
         ---------------------------------------------------

During the first six months of 2005, the Company issued 69,435 shares of its Common Stock to consultants in lieu of $23,000 cash compensation for professional services rendered. The Company also issued 75,775 shares of its Common Stock to an attorney in lieu of $24,400 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. (See
Note 9 to the Consolidated Financial Statements to our consolidated financial statements on Form 10-K).

In April 2005, the Company issued 84,329 shares of its Common Stock to employees for shares purchased through the Employee Stock Purchase Plan. The purchase was valued at $15,179.

In June 2005, the Company issued 122,731 shares of its Common Stock to employees as a matching contribution under the Company's 401(k) plan. The contribution was valued at $39,274.

From January 2005 through June 2005, the Company issued nine 8% convertible notes to Mr. David R. Vey, the Company's Chairman of its Board of Directors and received aggregate proceeds of $750,000. The convertible notes were issued at fair market value on the transaction date. The issuance, maturity and issuable shares are outlined below:

--------------------- -------------- ------------- ---------------------
Transaction
Date                  Amount           Maturity      Issuable Shares
--------------------- -------------- ------------- ---------------------
1-13-2005             $ 50,000        1-13-2006          166,667
--------------------- -------------- ------------- ---------------------
1-31-2005             $ 75,000        1-31-2006          258,621
--------------------- -------------- ------------- ---------------------
3-16-2005             $125,000        3-16-2006          403,226
--------------------- -------------- ------------- ---------------------
3-25-2005             $ 75,000        3-25-2006          258,620
--------------------- -------------- ------------- ---------------------
3-30-2005             $ 50,000        3-30-2006          172,413
--------------------- -------------- ------------- ---------------------
4-14-2005             $ 75,000        4-14-2006          326,087
--------------------- -------------- ------------- ---------------------
4-22-2005             $ 50,000        4-22-2006          217,391
--------------------- -------------- ------------- ---------------------
5-23-2005             $125,000        5-17-2006          568,181
--------------------- -------------- ------------- ---------------------
6-20-2005             $125,000        5-17-2006          568,181
--------------------- -------------- ------------- ---------------------

Subsequent to June 30, 2005, the Company entered into a private placement transaction with an investor to provide the Company with $1,000,000 of working capital financing. The agreement provides for the investor to lend the Company $1,000,000 in two tranches of $250,000 each and one tranche of $500,000. On July 1, 2005, the investor lent the Company the initial $250,000. On August 2, 2005, the investor lent the Company the second tranche of $250,000. The remaining $500,000 is expected on, or before September 29, 2005, subject to certain conditions. As evidence of such loans, the Company is obligated to issue to the investor a convertible note dated as of the date of each loan, in the principal amount of each loan. The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investor may, at his option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The number of shares into which the principal may be converted is equal to $0.18 per share. The number of shares issuable upon conversion of the $1,000,000 principal balance of the convertible notes is 5,555,555. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.18 per share. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock options issued to the Company's employees and directors only. As additional consideration, the investor shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise price of the warrant shall be $0.30 per share. In addition, the Company granted the investor a twelve (12) month extension on the expiration date of 525,266 stock purchase warrants issued from prior financings.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at June 30, 2005 equaled $1,184,354 or $2.36 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #4: Major Customers
         ---------------

Revenues generated from one major alliance partner (Fiserv CBS) and one direct sale customer (Community National Bank) accounted for 42% of total revenues earned in the quarter ended June 30, 2005. Revenues generated from two major alliance partners (ACEncrypt and OSI) accounted for 95% of total revenues earned in the quarter ended June 30, 2004.

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

Note #5: Supplemental Disclosures of Cash Flow Information
         --------------------------------------------------

($ in Thousands)                                    Six months ended
                                                         June 30
                                         ---------------------------------------
                                                   2005                   2004
                                         ---------------------------------------
Cash paid during period for interest          $       3         $            2
Conversion of note to common stock                    -                    200

Note #6: Contingencies
         -------------

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

Note # 8: Litigation
          ----------

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

Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the six months ended June 30, 2005 and 2004.

Revenues for the three months ended June 30, 2005 and 2004 were $229,000 and $407,000, respectively. Revenue from license fees and royalties totaled $87,000 and $80,000 in the three months ended June 30, 2005 and 2004, respectively. Revenues for 2005 were higher than the same period in 2004 due to an increase in reported sales of the product from one of the Company's third party alliance partners (TPAP) as well as the completion of one direct sale. During the second quarter of 2005 the Company recognized $142,000 in services revenue compared to $327,000 during the same quarter in 2004. The reduction in services revenue was primarily due to a $300,000 decrease in related party revenue from ACEncrypt Solutions recognized in 2004. For the six month period ended June 30, 2005 and 2004, total revenues were $386,000 and $694,000, respectively.

Total cost of revenues decreased to $49,000 for the three months ended June 30, 2005 from $123,000 reported for the three months ended June 30, 2004, primarily due to a decrease in the amortization expense of capitalized software. Capitalized software was fully amortized as of December 31, 2004. Service fees related to the delivery of additional maintenance and professional services were also higher in 2005 which offset the total decrease for the quarter. For the six month period ended June 30, 2005 and 2004, total cost of revenues decreased to $132,000 compared to $275,000 in 2004, respectively. The savings are a direct result of the decrease in annual software amortization expense. While total cost decreased during the fiscal year, gross profit increased. For the period ended June 30, 2005, the gross margin percentage increased to 65% compared to a 60% margin reported in 2004.

Total operating expenses decreased to $737,000 in the second quarter of 2005, from $843,000 in the year earlier period, reflecting savings from the completion and introduction of the Company's new multi-vertical version of its CRM solution in 2004. At June 30, 2005, the Company had 18 full-time employees, compared to the same period in 2004, in which the Company had 17 full-time employees and 1 part-time employee. For the six-month period ended June 30, 2005, total operating expenses increased to $1,558,000 compared to $1,535,000 in 2004. The increase was due to additional sales and marketing expenses.

Other expenses in the three months ended June 30, 2005 increased to $84,000 from $52,000 in 2004, reflecting an increase in interest expense on convertible notes and long- term debt. The results of operations for the six-month period ended June 30, 2005 and 2004 resulted in other expenses of $ 154,000 and $227,000, respectively. The decrease in 2005 is a result of lower interest expense accretion related to convertible notes.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, cash and cash equivalents decreased to $1,000 compared to the December 31, 2004 amount of $138,000. As discussed in Note 3, subsequent to June 30, 2005, the Company entered into a private placement transaction with an investor to provide the Company with $1,000,000 working capital financing. For the six months ended June 30, 2005, the cash flows from operating activities resulted in a net use of cash of $886,000, compared to $1,317,000 for the same months in 2004. The decrease in the use of cash was primarily due to the rise in accounts payable and other accrued liabilities.

The cash flows from investing activities during the six-month period ended June 30, 2005, resulted in the use of cash of $16,000 to fund the purchase of software. There were no investing activities in the six-month period ended June 30, 2004.

For the six months ended June 30, 2005, the cash flows from financing activities resulted in net cash provided by financing activities of $765,000 compared to $1,397,000 in the same six-month period in 2004. In 2005, the proceeds were derived from the issuance of $750,000 in convertible notes compared to $500,000 in convertible notes in 2004. The Company also received proceeds from an $800,000 private placement stock sale as well as recognizing $100,000 from the exercise of 200,000 common stock warrants in 2004.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($1,458,000) realized during the six months ended June 30, 2005, the Company incurred substantial losses from operations of approximately ($2,922,000) and ($4,212,000) during the years ended December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sale distribution channel and pursuing direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. The Company also intends to continue its aggressive cost containment measures, however it will likely require additional financing. In addition to the $1,000,000 private placement discussed in Note 3, the Company is currently evaluating various financing options that it believes will be sufficient to meet the Company's needs through the second quarter of 2006, however, there can be no assurances that the Company will be able to obtain such financing.

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

                 Exhibit 31.1* - Certification of Principal Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 Exhibit 31.2* - Certification of Principal Financial Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 Exhibit 32.1* - Certification of Principal Executive Officer
                                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 Exhibit 32.2* - Certification of Principal Financial Officer
                                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
* Filed herewith
                    (b) Reports on Form 8-K: The Company furnished a Current Report on Form 8-K on June 3, 2005, July 11, 2005, and August 8, 2005, respectively, disclosing information required under Item 2.03, Creation of a Direct Financial Obligation.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                         SEDONA CORPORATION



DATE:  August 15, 2005                   /S/ Marco A. Emrich
                                         ---------------------------------------
                                         Marco A. Emrich
                                         President and Chief Executive Officer

DATE:  August 15, 2005                   /S/ Anita M. Primo
                                         ---------------------------------------
                                         Anita M. Primo
                                         Vice President and Chief Financial
                                         Officer

                                  EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------

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

--------------------------------------------------------------------------------

* Filed herewith