Form 10QSB
period 2005-09-30
SEDONA CORP
filed 2005-11-14
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-15864



                               SEDONA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  PENNSYLVANIA                              95-4091769
         ---------------------------------------------------------------------
          (State or other jurisdiction of                  (IRS Employer
           incorporation or organization)               Identification No.)

         1003 W. 9th Avenue, Second Floor, King of Prussia, PA       19406
         ---------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

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

         At October 28, 2005, there were 87,135,581 shares outstanding of the registrant's common stock, par value $0.001 per share.


         Transitional Small Business Disclosure Format: YES [ ] NO [X].

                       SEDONA CORPORATION AND SUBSIDIARIES

                                                                                                     INDEX
PART I.  FINANCIAL INFORMATION                                                                       PAGE
-------------------------------                                                                      -----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- September 30, 2005 (Unaudited)                                 4
              and December 31, 2004

         Consolidated Statements of Operations -- (Unaudited)                                          5
              three months ended September 30, 2005 and 2004

         Consolidated Statements of Operations - (Unaudited)                                           6
              nine months ended September 30, 2005 and 2004

         Consolidated Statements of Cash Flow -- (Unaudited)                                           7
              nine months ended September 30, 2005 and 2004

         Notes to Consolidated Financial Statements - September 30, 2005                               8-12

Item 2.  Management's Discussion and Analysis of                                                       12-14
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                                                       14

PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                                                 15

SIGNATURE PAGE                                                                                         16

EXHIBIT INDEX                                                                                          17

CERTIFICATIONS                                                                                         18-21


                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "may", "will", "should", "could", "would", "plan", "estimates", "projects", "predicts", "potential", "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA Corporation (the "Company" or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                    September 30,   December 31,
                                                                                        2005            2004
                                                                                  -------------------------------
                                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $       351     $      138
  Accounts receivable                                                                       81            334
  Prepaid expenses and other current assets                                                 41            145
                                                                                  -------------------------------
Total current assets                                                                       473            617

    Accounts receivable, non-current                                                        71              -
    Property and equipment, net of accumulated depreciation and amortization                22             21
    Non-current assets - other                                                               3              3
                                                                                  -------------------------------
Total non-current assets                                                                    96             24
                                                                                  -------------------------------
Total assets                                                                       $       569     $      641
                                                                                  ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                 $       341     $      166
  Accrued expenses and other current liabilities                                           730            662
  Deferred revenue                                                                         260            517
  Current maturities of long-term debt                                                     961              8
  Interest payable on current maturities of long-term debt                                 174              -
  Short-term debt - notes                                                                3,315          2,470
                                                                                  -------------------------------
Total current liabilities                                                                5,781          3,823
                                                                                  -------------------------------

Long-term debt, less current maturities                                                  1,000            953
Interest payable                                                                             -            123
                                                                                  -------------------------------
Total long-term liabilities                                                              1,000          1,076
                                                                                  -------------------------------
Total liabilities                                                                  $     6,781     $    4,899
                                                                                  -------------------------------

Stockholders' equity/(deficit):
Class A convertible preferred stock
  Authorized shares - 1,000,000 (liquidation preference $2,500)
  Series A, par value $2.00, Issued and outstanding shares - 500,000                     1,000          1,000
  Series H, par value $2.00, Issued and outstanding shares - 1,500                           3              3
Common stock, par value $0.001
  Authorized shares -175,000,000, Issued and outstanding shares - 87,135,581
   and 86,640,561 in 2005 and 2004, respectively                                            87             86
  Additional paid-in-capital                                                            62,108         61,975
  Accumulated deficit                                                                  (69,410)       (67,322)
                                                                                  -------------------------------
Total stockholders' deficit                                                             (6,212)        (4,258)
                                                                                  -------------------------------
Total liabilities and stockholders' deficit                                        $       569     $      641
                                                                                  ===============================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                  -----------------------------------
                                                                         2005                2004
                                                                  -----------------------------------
REVENUES:
  Product licenses                                                 $        55         $         27
  Services (including related party fees of $110 in 2004)                  143                  183
                                                                  -----------------------------------
Total revenues                                                             198                  210
                                                                  -----------------------------------

COST OF REVENUES:
  Product licenses                                                           -                   82
  Services                                                                  55                   19
                                                                  -----------------------------------
Total cost of revenues                                                      55                  101
                                                                  -----------------------------------
Gross profit                                                               143                  109

EXPENSES:
  General and administrative                                               327                  333
  Sales and marketing                                                      112                  103
  Research and development                                                 233                  275
                                                                  -----------------------------------
Total operating expenses                                                   672                  711
                                                                  -----------------------------------
Loss from operations                                                      (529)                (602)
                                                                  -----------------------------------

OTHER EXPENSE:
  Interest expense                                                        (101)                 (69)
                                                                  -----------------------------------
Total other expense                                                       (101)                 (69)
                                                                  -----------------------------------
Net loss                                                                  (630)                (671)
Preferred stock dividends                                                  (68)                 (68)
                                                                  -----------------------------------
Loss applicable to Common Stockholders                             $      (698)        $       (739)
                                                                  ===================================
Basic and diluted net loss per share applicable to common shares   $     (0.01)        $      (0.01)
                                                                  ===================================

 Basic and diluted weighted average common shares outstanding       87,054,689           83,302,786
                                                                  ===================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             2005                  2004
                                                                    ----------------------------------------
REVENUES:
  Product licenses                                                   $        150           $       342
  Services (including related party fees of $20 in 2005 and $410 in
    2004)                                                                     434                   562
                                                                    ----------------------------------------
Total revenues                                                                584                   904
                                                                    ----------------------------------------

COST OF REVENUES:
  Product licenses                                                              -                   331
  Services                                                                    187                    45
                                                                    ----------------------------------------
Total cost of revenues                                                        187                   376
                                                                    ----------------------------------------
Gross profit                                                                  397                   528

EXPENSES:
  General and administrative                                                1,089                 1,106
  Sales and marketing                                                         415                   285
  Research and development                                                    726                   855
                                                                    ----------------------------------------
Total operating expenses                                                    2,230                 2,246
                                                                    ----------------------------------------
Loss from operations                                                       (1,833)               (1,718)
                                                                    ----------------------------------------

OTHER EXPENSE:
  Debenture expense                                                             -                  (123)
  Interest expense                                                           (255)                 (173)
                                                                    ----------------------------------------
Total other expense                                                          (255)                 (296)
                                                                    ----------------------------------------
Net Loss                                                                   (2,088)               (2,014)
Preferred stock dividends                                                    (202)                 (232)
                                                                    ----------------------------------------
Net loss applicable to Common Stockholders                           $     (2,290)          $    (2,246)
                                                                    ========================================

Basic and diluted net loss per share applicable to common shares     $      (0.03)          $     (0.03)
                                                                    ========================================

 Basic and diluted weighted average common shares outstanding          86,863,388            77,156,476
                                                                    ========================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30
                                                             ----------------------------------------------
OPERATING ACTIVITIES:                                                2005                      2004
                                                             ----------------------------------------------
Net loss                                                      $        (2,088)             $      (2,014)

Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation                                                             15                         38
  Software amortization                                                     -                        331
  Accretion of discount on convertible note                                 -                        123
  Charge for option and warrant based compensation                          7                         12
  Charge for legal and consulting services                                 73                         78
  Charge for 401k stock contribution                                       39                         56
Changes in operating assets and liabilities:
  Accounts receivable                                                     182                         (5)
  Prepaid expenses and other current assets                               104                         93
  Other non-current assets                                                  -                         14
  Accounts payable and accrued expenses                                   294                       (289)
  Deferred revenue and other liabilities                                 (257)                      (203)
                                                             ----------------------------------------------
Net cash used in operating activities                                  (1,631)                    (1,766)
                                                             ----------------------------------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                        (16)                         -
                                                             ----------------------------------------------
Net cash used in investing activities                                     (16)                         -
                                                             ----------------------------------------------

FINANCING ACTIVITIES:
Issuance of convertible notes                                           1,845                        995
Repayments of long-term obligations                                         -                        (12)
Proceeds from the issuance of common stock, net                            15                        809
Proceeds from exercise of common stock warrants, net                        -                        100
                                                             ----------------------------------------------
Net cash provided by financing activities                               1,860                      1,892
                                                             ----------------------------------------------
Net increase in cash and cash equivalents                                 213                        126
Cash and cash equivalents, beginning of period                            138                         59
                                                             ----------------------------------------------
Cash and cash equivalents, end of period                      $           351              $         185
                                                             ==============================================

See accompanying notes.

Note #1: General
         -------

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries ("SEDONA" or the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be experienced for the year ended December 31, 2005.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($2,088,000) realized during the nine months ended September 30, 2005, the Company incurred substantial losses from operations of approximately ($2,922,000) and ($4,212,000) during the years ended December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sale distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. The Company also intends to continue its cost containment measures, however it will require additional financing. The Company is currently evaluating various financing options that it believes will be sufficient to meet the Company's needs through the third quarter of 2006; however, there can be no assurances that the Company will be able to succeed in its plan or obtain such financing.

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


                                                                          Nine months ended September 30,
($ in thousands, except per share data)                                      2005                   2004
                                                                     -------------------- -- -------------------
Net loss applicable to common stockholders                             $      (2,290)          $     (2,246)
Deduct:  Total stock-based employee expense
    determined under the fair value based method
    for all awards, net of related tax benefits                                   (8)                   (45)
                                                                     --------------------    -------------------
Pro-forma net loss applicable to common stockholders                   $      (2,298)          $     (2,291)
                                                                     ====================    ===================
Basic and diluted loss per common share                                $       (0.03)          $      (0.03)
Pro-forma, basic and diluted loss per common share                     $       (0.03)          $      (0.03)


As the Company incurred losses in 2005 and 2004, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted loss per share.

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

Note #2: Property and Equipment (In thousands)
         -------------------------------------

Property and equipment consists of:

                                                                  Nine months ended      Year Ending
                                                                    September 30,        December 31,
                                                                        2005                 2004
                                                                ----------------------------------------
Machinery and equipment                                         $        61             $    1,005
Furniture and fixtures                                                   10                     13
Leasehold improvements                                                   15                     33
Purchased software for internal use                                      31                    177
                                                                ----------------------------------------
                                                                        117                  1,228
Less accumulated depreciation and amortization                           95                  1,207
                                                                ----------------------------------------
                                                                $        22             $       21
                                                                ========================================

During 2005, the Company wrote-off $1,127,000 of property and equipment and associated accumulated depreciation for assets that were fully depreciated as of year end December 31, 2004.

Note #3: Stockholders' Equity and Other Financing Activities
         ----------------------------------------------------

During the first nine months of 2005, the Company issued 110,932 shares of its Common Stock to consultants in lieu of $30,500 cash compensation for professional services rendered. The Company also issued 177,028 shares of its Common Stock to an attorney in lieu of $42,700 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003. (See
Note 9 to the Consolidated Financial Statements to our consolidated financial statements on Form 10-K).

In April 2005, the Company issued 84,329 shares of its Common Stock to employees for shares purchased through the Employee Stock Purchase Plan. The purchase was valued at $15,179.

In June 2005, the Company issued 122,732 shares of its Common Stock to employees as a matching contribution under the Company's 401(k) plan. The contribution was valued at $39,274.

From January 2005 through October 2005, the Company issued ten 8% convertible notes to Mr. David R. Vey, the Chairman of the Company's Board of Directors and received aggregate proceeds of $845,000. The convertible notes were issued at fair market value on the transaction date. The issuance, maturity and issuable shares are outlined below:

--------------------- -------------- ------------- ---------------------
Transaction Date      Amount           Maturity      Issuable Shares
--------------------- -------------- ------------- ---------------------
1-13-2005             $  50,000       1-13-2006          166,667
--------------------- -------------- ------------- ---------------------
1-31-2005             $  75,000       1-31-2006          258,621
--------------------- -------------- ------------- ---------------------
3-16-2005             $ 125,000       3-16-2006          403,226
--------------------- -------------- ------------- ---------------------
3-25-2005             $  75,000       3-25-2006          258,620
--------------------- -------------- ------------- ---------------------
3-30-2005             $  50,000       3-30-2006          172,413
--------------------- -------------- ------------- ---------------------
4-14-2005             $  75,000       4-14-2006          326,087
--------------------- -------------- ------------- ---------------------
4-22-2005             $  50,000       4-22-2006          217,391
--------------------- -------------- ------------- ---------------------
5-23-2005             $ 125,000       5-17-2006          568,181
--------------------- -------------- ------------- ---------------------
6-20-2005             $ 125,000       5-17-2006          568,181
--------------------- -------------- ------------- ---------------------
9-22-2005             $  95,000       9-22-2006          452,322
--------------------- -------------- ------------- ---------------------

The Company also entered into a private placement transaction with an investor to provide the Company with $1,000,000 of working capital financing. The agreement provides for the investor to lend the Company $1,000,000 in two tranches of $250,000 each and one tranche of $500,000. On July 1, 2005, the investor lent the Company the initial $250,000. On August 2, 2005, the investor lent the Company the second tranche of $250,000. The final tranche of $500,000 was received on September 30, 2005, upon the Company meeting certain conditions. As evidence of such loans, the Company issued to the investor a convertible note dated as of the date of each loan, in the principal amount of each loan. The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investor may, at his option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The number of shares into which the principal may be converted is equal to $0.18 per share. The number of shares issuable upon conversion of the $1,000,000 principal balance of the convertible notes is 5,555,555. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.18 per share. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock options issued to the Company's employees and directors only. As additional consideration, the investor shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise price of the warrant shall be $0.30 per share. In addition, the Company granted the investor a twelve (12) month extension on the expiration date of 525,266 stock purchase warrants issued from prior financings.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2005 equaled $1,251,854 or $2.50 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements.

Note #4: Major Customers
         ---------------

Revenues generated from two of the Company's current direct sales clients, Venture Bank and First Niagra Bank, accounted for 46% of total revenues earned in the quarter ended September 30, 2005. Revenues generated from four major alliance partners (ACEncrypt, a related party and Fidelity Information Services, Fiserv Corporation and Open Solutions Inc.) accounted for 97% of total revenues earned in the quarter ended September 30, 2004.

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv's resources to support and grow the Intarsia product line. However, as a result of the Company's amendment of the Master Software License Agreement (MSLA) with Fiserv Solutions Inc. in the 2nd quarter of 2004, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004, and SEDONA began providing services under the maintenance agreements in January 2005.

Note #5: Supplemental Disclosures of Cash Flow Information
         --------------------------------------------------

                                                              Nine months ended
                                                                 September 30
                                                    ----------------------------------------
                                                             2005                   2004
                                                    ----------------------------------------
Cash paid during period for interest                   $   16,000               $     2,230
Conversion of note to common stock                              -               $   200,000

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

In an effort to capture rapidly and cost effectively a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of its total solution or as a standalone offering. The Company receives royalty fees based on a percentage of:

         1. The license fee and annual maintenance fee charged by the TPAP to each customer in-house deployment of SEDONA's CRM technology, and

         2. The monthly subscription fee charged by the TPAP to each customer deploying SEDONA's CRM technology in an Application Service Provider (ASP) environment.

The royalty fee for each sale is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that a sale has been completed with their enduser and monies are owed to SEDONA. As of September 30, 2005, the Company has recorded a total of $107,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

During the second quarter of 2004, SEDONA announced that it would begin to market and sell its CRM application solution directly to targeted community and regional banks, credit unions and insurance companies. In November 2004, the

Company successfully signed a license agreement with Community National Bank in Minnesota. In April 2005, the Company announced that Venture Bank of Washington entered into an agreement to purchase the Company's CRM solution. As of September 30, 2005, the Company recognized in aggregate, approximately $96,000 in license and service fees from these banks.

Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the nine months ended September 30, 2005 and 2004.

Revenues for the three months ended September 30, 2005 and 2004 were $198,000 and $210,000, respectively, a decrease of 6% over the same period a year ago. Revenue from license fees and royalties totaled $55,000 and $27,000 in the three months ended September 30, 2005 and 2004, respectively, an increase of 103%. Revenues from license fees and royalties were higher in 2005 than the same period in 2004 due to the completion of a direct sales contract. During the third quarter of 2005 the Company recognized $143,000 in services revenue compared to $183,000 during the same quarter in 2004, a decrease of 22%. The reduction in services revenue was primarily due to a $110,000 decrease in related party revenue from ACEncrypt Solutions recognized in the third quarter of 2004 offset by an increase in project related fees from the Company's customer base. For the nine month period ended September 30, 2005 and 2004, total revenues were $584,000 and $904,000, respectively. Total revenues have decreased 35% year over year. Revenue from license fees were lower in 2005 mainly due to a decrease in reported product sales by one of the Company's TPAP's as compared to 2004. The Company also had $400,000 less in related party service revenue in 2005 compared to 2004, which was offset by an increase in contract support and services fees from the Company's customer base.

Total cost of revenues decreased 46% to $55,000 for the three months ended September 30, 2005 from $101,000 reported for the three months ended September 30, 2004, mainly due to a decrease in the amortization expense of capitalized software offset by higher service fees related to the delivery of additional maintenance and professional services. Capitalized software was fully amortized as of December 31, 2004. For the nine month period ended September 30, 2005 and 2004, total cost of revenues decreased 50% to $187,000 compared to $376,000 in 2004, respectively. While total cost decreased during the fiscal year, gross profit increased. For the period ended September 30, 2005, the gross margin percentage increased to 68% of total sales compared to a 58% margin reported in 2004.

Total operating expenses decreased 6% to $672,000 in the third quarter of 2005, from $711,000 in the year earlier period, reflecting savings from the completion and introduction of the Company's new multi-vertical version of its CRM solution in 2004. At September 30, 2005, the Company had 16 full-time employees, compared to the same period in 2004, in which the Company had 16 full-time employees and 1 part-time employee. For the nine-month period ended September 30, 2005, total operating expenses decreased less than 1% to $2,230,000 compared to $2,246,000 in 2004. The decrease in expenses was a result of cost saving initiatives in the general and administrative expenses.

Other expenses in the three months ended September 30, 2005 increased 46% to $101,000 from $69,000 in 2004, reflecting an increase in interest expense on additional convertible notes and long-term debt. The results of operations for the nine-month period ended September 30, 2005 and 2004 resulted in other expenses of $255,000 and $296,000, respectively. The 14% decrease in 2005 is mainly a result of lower interest expense accretion related to promissory notes.

Liquidity and Capital Resources
-------------------------------

At September 30, 2005, cash and cash equivalents increased 154% to $351,000 compared to the December 31, 2004 amount of $138,000. For the nine months ended September 30, 2005, the cash flows from operating activities resulted in a net use of cash of $1,631,000, compared to $1,766,000 for the same months in 2004. The 8% decrease in the use of cash was primarily due to the increase in accounts payable and other accrued liabilities.

The cash flows from investing activities during the nine-month period ended September 30, 2005, resulted in the use of cash of $16,000 to fund the purchase of software. There were no investing activities in the nine-month period ended September 30, 2004.

For the nine months ended September 30, 2005, the cash flows from financing activities resulted in net cash provided by financing activities of $1,860,000 compared to $1,892,000 in the same nine-month period in 2004, a 2% decrease year over year. In 2005, the proceeds were derived from the issuance of $1,845,000 in convertible notes compared to $995,000 in convertible notes in 2004. The Company also received proceeds from an $800,000 private placement stock sale in 2004 as well as recognized $100,000 from the exercise of 200,000 common stock warrants in 2004.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($2,088,000) realized during the nine months ended September 30, 2005, the Company incurred substantial losses from operations of approximately ($2,922,000) and ($4,212,000) during the years ended December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sale distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. The Company also intends to continue its cost containment measures, however it will likely require additional financing. The Company is currently evaluating various financing options that it believes will be sufficient to meet the Company's needs through the third quarter of 2006; However, there can be no assurances that the Company will be able to succeed in its plan or obtain such financing.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, based on their evaluation of such controls and procedures as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                    Exhibit 31.1* -   Certification of Principal Executive
                                      Officer pursuant to Section 302 of the
                                      Sarbanes-Oxley Act of 2002

                    Exhibit 31.2* -   Certification of Principal Financial
                                      Officer pursuant to Section 302 of the
                                      Sarbanes-Oxley Act of 2002

                    Exhibit 32.1* -   Certification of Principal Executive
                                      Officer pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002

                    Exhibit 32.2* -   Certification of Principal Financial
                                      Officer pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
* Filed herewith
                    (b) Reports on Form 8-K: The Company furnished a Current Report on Form 8-K on October 5, 2005, disclosing information required under
Item 2.03, Creation of a Direct Financial Obligation.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  November 14, 2005            /S/Marco A. Emrich
                                    ------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer

DATE:  November 14, 2005            /S/Anita M. Primo
                                    ------------------------------------------
                                    Anita M. Primo
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