Form 10KSB
period 2005-12-31
SEDONA CORP
filed 2006-04-21
CIK 764843

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

{X} Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

{ } Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

                        Commission file number 000-15864

                               SEDONA CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      Pennsylvania                              95-4091769
            ----------------------------------             ---------------------
             (State or other jurisdiction of                   (IRS Employer
             incorporation or organization)                Identification No.)

            1003 West 9th Avenue, Second Floor, King of Prussia, PA    19406
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes { } No {X}.

The Registrant's revenues for its most recent fiscal year total $722,641.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes { } No {X}

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on OTCBB system as of March 25, 2006, was $16,986,867.

The number of shares of the Registrant's common stock, $.001 par value per share ("common stock") issued and outstanding as of March 25, 2006 was 89,547,583 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                       NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "may", "will", "should", "could", "would", "plan", "estimates", "projects", "predicts", "potential" "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA(R) Corporation (the "Company", "SEDONA Corp." or SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART 1

ITEM 1.  BUSINESS


OVERVIEW

SEDONA(R) Corporation (OTCBB:SDNA) was incorporated in 1992 as Scan Graphics, Inc., a manufacturer of peripheral scanning equipment and geographical information systems software. In late 1999, the company changed its name to SEDONA Corporation and sold the assets of its Tangent Imaging Systems operation. The Company divested from its original business to focus all efforts on the re-alignment of the business to become a software application and services provider of web-based, vertical Customer Relationship Management (CRM) solutions to small to mid-sized businesses (SMBs). The Company's CRM application solution, Intarsia(R), enables SMBs to increase the profitability of their customer portfolio to improve profits and shareholder value. SEDONA currently provides Intarsia(R) to small to mid-sized financial services organizations. This is the only business segment from which SEDONA generates revenues.

The Company is headquartered in King of Prussia, Pennsylvania with a software delivery facility in Minneapolis, Minnesota.

MAJOR ACCOMPLISHMENTS HISTORY

Since the re-alignment of its business in fiscal year 1999, SEDONA has achieved significant milestones that proved to be critical for positioning the Company as a leading provider of CRM application solutions for the SMB market.

FISCAL YEAR 2000
----------------

       o Acquisition of the Customer Information Management System (CIMS) business unit from Acxiom Corporation. The CIMS business unit developed, marketed, serviced and supported CRM systems, focusing principally on financial services markets. As a result of this transaction, SEDONA gained a significant head start towards offering a comprehensive CRM application solution.

       o Acquired Lead Factory to provide a front office application for all users of SEDONA's CRM offering.

       o Strategic partnership with Profit Resources to bring forward their competitive capabilities in predictive modeling and profitability management areas.

       o Introduction of first version of Intarsia(R) providing a comprehensive set of components including a customizable portal, profitability management, campaign management, and support for wireless devices.

       o Signed Customer Services Agreement (CSA) with IBM's Banking, Financing and Securities Group (BFS) for the marketing and selling of Intarsia(R) to BFS existing customers and prospective buyers.

FISCAL YEAR 2001
----------------

       o Announced business partner relationships with Jack Henry & Associates and Symitar Systems to provide Intarsia(R) to community and regional banks and credit unions, respectively.

       o Achieved Advanced Business Partner status with IBM Partner World for Developers.

       o Announced availability of Intarsia(R) version 3.2, which provided users with new features to create and distribute reports throughout the enterprise, increased functionality in household management, as well as extended the platforms on which it operated to the IBM eServer xSeries family.

FISCAL YEAR 2002
----------------

       o Completed a worldwide, perpetual, non-exclusive technology license agreement with Sanchez Computer Associates, Inc. (recently acquired by Fidelity National Financial (FNF)), a core processor provider with more than 1,400 customers around the world.

       o Completed a worldwide, perpetual, non-exclusive technology license agreement with Fiserv Solutions, Inc., an information management provider for the financial industry with 17,000 customers around the world.

       o Completed a worldwide, perpetual, non-exclusive technology license agreement with Open Solutions Inc. (OSI), a software and services company servicing over 1,000 customers, which provides a fully-integrated suite of relational core data processing, financial accounting, Internet-based financial solutions, imaging and other delivery systems for community banks and credit unions.

       o Announced the availability of Intarsia(R) version 4.0, which, among other new features, delivered support for international markets by providing multiple-language and multiple-currency capabilities.

FISCAL YEAR 2003
----------------

       o Signed reseller agreement with AIG Technologies (AIGT), a member company of American International Group, Inc., for the marketing and distribution of Intarsia(R) with AIGT's WINS policy management application.

       o Signed technology license agreement with COCC, a Connecticut-based core processor provider for the marketing and distribution of Intarsia(R) with COCC's next generation enterprise banking system, INSIGHT.

       o Completed a perpetual, non-exclusive technology license agreement with ACEncrypt Solutions(TM) for the marketing, sales, and distribution of Intarsia(R) into the financial services and life and health insurance markets. (ACEncrypt is affiliated with SEDONA. See "Management.")

       o Announced a new version 5.0 of Intarsia(R), specifically designed to support the property and casualty insurance market.

FISCAL YEAR 2004
----------------

       o Signed reseller agreement with Eastpoint Technologies (recently acquired by OSI), a New Hampshire-based core processor provider with over 100 regional banks and credit union customers.

       o Announced that Community National Bank of Northfield, MN selected Intarsia(R) as their CRM solution.

       o GalaxyPlus, a business unit of Fiserv Solutions, Inc, introduced SMS, a turnkey marketing solution for credit unions based on SEDONA's Intarsia(R) Member Relationship Management (MRM) technology.

       o Announced Intarsia(R) version 5.1, the first vertical CRM application solution specifically designed to meet the needs of organizations with multiple lines-of-business across multiple vertical industries.

FISCAL YEAR 2005
----------------

       o Announced that WA-based Venture Bank selected SEDONA as its new CRM provider.

       o Entered into an agreement with Fiserv CBS Worldwide, which will include CBS MarketView, based on CRM technology from SEDONA, as a component of its business intelligence solution, CBS Data Warehouse.

       o Announced that Dallas, TX -based Advancial Federal Credit Union, with assets over $613 million and over 42,000 members, selected SEDONA as its new MRM provider.

       o Signed a worldwide, non-exclusive sales, marketing and distribution agreement with Optria, LLC for the banking, credit unions, thrifts, savings and loans and finance markets.

       o Announced Intarsia(R) version 5.3 at the User Conference in Philadelphia, PA.

FISCAL YEAR 2006 (FIRST QUARTER)
--------------------------------

       o Announced that Northern CA-based Plumas Bank, with total assets of $470 million, selected SEDONA as its new CRM provider.

       o NAFCU Services Corporation (NSC), a wholly owned subsidiary of the National Association of Federal Credit Unions (NAFCU), selected SEDONA as NSC's Preferred Partner for CRM application and services. SEDONA was selected primarily for its high quality products and services, and proven success in the financial services industry.

       o Announced IntegraSys, a business unit of Fiserv, Inc. selected SEDONA's MRM technology as the foundation for its MRM solution, ProfIT360. IntegraSys serves more than 1,500 credit unions.


DESCRIPTION OF BUSINESS STRATEGY

SEDONA is a software application and services provider that develops and markets web-based, vertical CRM solutions to small and mid-size businesses. The Company's CRM application solution, Intarsia(R), enables SMBs to increase the profitability of their customer portfolio. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM application solution including community and regional banks, credit unions and insurance companies.

In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of its TPAP total solution or as a standalone offering.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, FNF/Sanchez Computer Associates, ACEncrypt Solutions, LLC and Optria LLC, and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.

The Company's revenues currently consist of license fees, monthly subscription fees, set-up and installation services fees, professional services fees and annual maintenance fees.

SEDONA believes that the key to selling CRM successfully to SMBs is finding a solution that not only meets the organization's unique industry, business, and budget requirements, but also provides the organization with proven technology and services that can be cost effectively integrated into its business. When these needs are met, SMBs should achieve a positive return on their CRM investment (ROI).

     o   Targeting SMBs with a highly-verticalized CRM application solution

         The Company has strategically targeted the SMB market to introduce its leading CRM application solution. Based on studies by the Aberdeen Group, the SMB market represents the largest and fastest growing opportunity for CRM applications solutions as businesses place increasing emphasis on effectively managing the relationship of, and interaction with, their customers. This market, characterized by businesses with less than $250,000,000 in revenues and 500 employees, presents the greatest opportunity for CRM providers as the large-sized business (LB) market is becoming saturated with CRM deployments.

         According to Aberdeen Group's Worldwide CRM Spending: Forecast 2002-2006 research report, the CRM spending in the LB market is expected to grow at a 2002-2006 CAGR (Compound Annual Growth Rate) of 4.0% compared to a much faster growth in the SMB market as indicated in the table below.

              ------------------------------- -------------------- --------------------- ---------------------
                                                    2002 CRM               2006 CRM
                   NUMBER OF EMPLOYEES              SPENDING               SPENDING            CAGR
              ------------------------------- -------------------- --------------------- ---------------------
                         1 to 19                     $577M                $794M                  9.3%
              ------------------------------- -------------------- --------------------- ---------------------
                        20 to 499                   $1.28B                $1.8B                  8.9%
              ------------------------------- -------------------- --------------------- ---------------------

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
            --------------------------------------- ----------------------------

         SEDONA has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce its SEDONA CRM application solution.

         Unlike most traditional, general-purpose CRM applications, Intarsia(R) is a vertical CRM application solution specifically designed and priced to meet the needs of SMBs with multiple lines-of-business across several vertical industries. Intarsia(R) provides small to mid-sized financial services organizations with a complete view of their customers' relationships and interactions. This information enables them to gain knowledge about their customers' preferences, needs and characteristics and build the appropriate strategies to more effectively target the right products to the right people at the right time. Intarsia(R) provides those organizations with the ability to effectively identify, acquire, foster and maintain loyal, profitable customers.

         Intarsia(R) is designed to be an ideal solution for community and regional banks, credit unions, and insurance companies and agencies to assist in maximizing profits through effective customer relationship management but which lack the resources required to develop, implement and maintain a CRM program on their own.

         Nevertheless, the Company continues to evaluate the opportunity of providing a vertical CRM application solution to other vertical markets, since according to AMR Research, the CRM market for SMBs, including divisions of enterprises, is projected to become a $44 billion opportunity over the next 10 years.

o        Removing the barriers to purchasing and maintaining a CRM system

         SEDONA's technology is designed to provide prospective customers and distribution partners with two licensing and implementation options:
         In-house and Application Services Provider (ASP). During 2005, 87% of SEDONA's license revenues were derived from in-house licensing and 13% from ASPs.

         The ASP model is especially attractive for SMBs that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM.

         The ASP model provides SMBs with an immediately available fully integrated system, including all the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, for an affordable, fixed monthly subscription fee.

         The ASP model SEDONA and all its current and future OEM and reseller partners because it:

              o Shortens the sales cycle by greatly reducing the financial barriers - software, hardware and "people-ware" costs - and the resource requirements on a customer's existing IT organization;

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

         The complete solution achieved by branding and integrating SEDONA's Intarsia(R) technology into its partners' core business applications, combined with their marketing strength, broad distribution channels and strong reputation, provides SMBs with the opportunity to enjoy all the benefits of implementing an enterprise-wide CRM application.

     o Marketing unique proprietary solution to target markets through multiple sales distribution channels

         Having strategically targeted a key segment of the vast CRM market and designed and priced its CRM application solution accordingly, SEDONA's sales strategy is to capture a share of the small to mid-sized financial services using multiple sales distribution channels and innovative marketing programs to garner awareness and market leadership.

         o        Indirect Sales Distribution Channel

                  SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, FNF/Sanchez Computer Associates, ACEncrypt Solutions LLC and Optria LLC, and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.

                  Under the agreements with its current distribution partners, the Company receives license fees and annual maintenance fees for every in-house sale of its CRM technology, as well as monthly subscription fees for every sale in an ASP environment. These fees are paid to SEDONA whether the Company's distribution partners sell SEDONA's CRM technology as a component of their partner's total solution or as a stand-alone offering.

                  The complete solution achieved by branding and integrating SEDONA's Intarsia(R)(R) technology into its partners' core business applications, combined with their marketing strength, broad distribution channels and strong reputation, provides SMBs with the opportunity to enjoy all the benefits of implementing an enterprise-wide CRM application.

                  SEDONA has also established partnerships with a number of business and technical consulting services providers, such as Profit Resources. This provides the Company's distribution partners and their customers with deep industry knowledge and expertise to assist in a successful implementation of their Intarsia(R)-based CRM solutions.

                  In recognition to the Company's high quality products and services, and proven success in the financial services industry, SEDONA has been selected by NAFCU Services Corporation (NSC), a wholly owned subsidiary of the National Association of Federal Credit Unions (NAFCU), as NSC's Preferred Partner for CRM application and services.

              o   Direct Sales Distribution Channel

                  In fiscal year 2006, the Company plans to re-establish a direct sales channel to promote and sell Intarsia(R) directly to the small to mid-size banking and credit union markets. SEDONA will target community and regional banks and insurance companies that run banking and credit unions core systems other than the ones provided by the Company's distribution partners.

                  The Company's customer base includes progressive financial services organizations such as Bremer Financial Services, Citizens Financial Services, First Niagara Bank, First Mariner Bank, Sandy Spring Bank, Central Bank of Kentucky and Orange County Teachers Federal Credit Union.

     o   Staying in the forefront of CRM technology

         The Company realizes that the key to selling CRM successfully to financial services organizations is finding a solution that not only meets their unique industry, business, and budget requirements, but also provides them with proven technology and services that can be cost effectively integrated into their multiple lines of business.

         SEDONA's vertical CRM application solution is specifically tailored and priced to support and meet the needs of the multiple lines-of-business of a financial services institution. Intarsia(R) provides financial services organizations with a more complete and accurate view of their customers' relationships and interactions. Financial services organizations gain knowledge about their customers' preferences, needs, and characteristics to more effectively target the right products to the right customers at the right time.

         Intarsia(R) provides a comprehensive set of marketing analytics and operational CRM capabilities necessary to:

              o Analyze customer and prospect data, enabling financial services organizations to manage critical business performance such as profitability of customers, households, and products.

              o Measure the effectiveness of a financial services organization's lead generation and marketing campaigns and ensure timely follow-up of referrals, customer requests, and sales leads.

              o Improve coordination and communication between financial services organizations and its customers, enhancing the ability to deliver effective service and improve organizational productivity.

              o Automate business processes that may be critical for the effective management and monitoring of the relationships and interactions with a financial services organizations' customers.

              o Create "look-a-like" models to effectively identify prospects that share the same characteristics as the institution's best customers, increasing the institution's ability to acquire new customers.

              o Help predict customer retention and make profitable cross-sell (next best product) recommendations.

              o Develop personalized sales, marketing, and services programs aimed at retaining the financial organization's most profitable customers and turn unprofitable customers into profitable ones.

              o Seamlessly enhance the financial services organizations' customer and prospect data with user demographics, behaviors, interests, and preferences information provided by third-party content management suppliers.

            Ultimately, Intarsia(R) provides the entire organization with greater control of the matrices that drive the profitability of their customers, get more share of their customers' wallet, and increase sales efficiency.

     o   Focusing on company's bottom line results

         The Company is committed to providing high returns to both its distribution partners and to its shareholders. Every investment by SEDONA in new products, markets and personnel must provide a measurable return of investment and provide a clear path to achieve profitability.

Research & Development

The main strategy of SEDONA's research and development activities is to provide high-quality, high-value products and support services in a consistent and predictable manner:

     o   Promote and cultivate a culture of team-based development:

         The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia(R) application solution. Each project team also provides technical assistance to the system integration group.

     o   Efficient and predictable software development life cycle:

         SEDONA utilizes an industry-proven software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process.

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

         Research and development expenses were $912,000 and $1,102,000 for the years ended December 31, 2005 and 2004, respectively.

Trademarks and Copyrights

SEDONA believes in copyrighting and trademarking its products and services. The Company has a service mark for a logo design, which was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002 (Registration No. 2598107), and a second service mark for the word mark "SEDONA" that was registered with the USPTO on March 24, 2003 (Registration No. 2700294).

The Company also filed an application for federal registration of the word mark "INTARSIA(R)" with the USPTO. This application was filed on March 8, 2000 and was published for opposition on September 4, 2001. Following this publication, the Company received a Notice of Opposition on January 17, 2002 from the Intarsia(R) Corporation that opposed SEDONA's "INTARSIA(R)" mark for "computer software that tracks and organizes customer and prospective customer data and organizes marketing information, for use in customer relationship management."

Subsequently, Intarsia(R) Corporation agreed to accept a co-existence agreement for the mark. SEDONA has the exclusive right to use the "Intarsia(R)" trademark in connection with its services, as recited in the registration thereof.

Customers

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia(R) with Fiserv's resources to support and grow the Intarsia(R) product line. However, as a result of the Company's decision to re-establish a targeted direct sales channel and the amendment of its Master Software License Agreement with Fiserv Solutions, Inc, in December 2004, SEDONA re-signed maintenance service agreements with several customers of Fiserv CCS. These agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.

Revenues from one of the Company's major alliance partners, Fiserv Solutions Inc. accounted for thirteen (13%) of total sales in 2005. In 2004, three alliance partners accounted for ninety-one percent (91%) of total sales.

Substantially, all of the Company's revenues are from customers in the United States and all long-lived assets are located in the United States.

Backlog

Revenue backlog consists of unfulfilled purchase contracts, service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for advanced royalties and maintenance contracts where revenues are recognized ratably over the life of the contract. As of December 31, 2005, the Company had a revenue backlog of $653,500, substantially all of which is expected to be recognized as revenue in 2006. In addition, as of December 31, 2005, the Company had recorded a total of $98,738 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.

Competition

The CRM market has offerings from a variety of providers that focus on sales force automation, call center management, contact management, marketing customer information file systems (MCIF) and other marketing solutions that address certain aspects of the management of customer relationships. The Company's offering is unique in that it combines a completely tailored CRM application solution for the SMB market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company's partners. SEDONA's OEM and reseller agreements with leading solution providers for the SMB market enable the Company to leverage their marketing strength, broad distribution channels and strong reputation. These strategic partnerships provide SEDONA with a revenue opportunity and strengthen its competitive position.

SEDONA's primary competitors are John Harland Company (Harland), Harte-Hanks Inc. (Harte-Hanks), Marquis Software Solutions (Marquis) and Raddon Financial Group (Raddon).

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

Because the core processor providers are responsible for the SMB's mission-critical business applications, they have all the information required to make the implementation of a CRM solution viable. Using the core processor providers as a sales, marketing and distribution channel improves SEDONA's opportunity to establish itself as a leading provider of CRM application software and services as those organizations create a formidable barrier for other CRM providers to enter the market. There are additional core processing providers that SEDONA is seeking to establish partnerships with, and the Company anticipates expanding its market presence in this way. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

The Company further believes its position in the market is based on the following factors:

     o Management - The Company has many years of management-level experience dealing with the SMB and software markets (see "Management") and has also established processes to ensure that it can effectively deliver quality software on time (see "Business-Research and Development);

     o Market leadership - The Company has established leadership in its market sector and believes that it has set the benchmark for others to follow; and

     o Technical - The Company has an advanced product and knowledge base within its engineering group.

Employees

As of March 25, 2006, the Company had 15 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

Available Information

Copies of the Company's Form 10-KSB, 10-QSB, 8-K reports, and other filings with the SEC, and all amendments to these filings, free of charge from the Company's website at http://www.sedonacorp.com, as soon as reasonably practicable following the filing of any of these reports with the SEC. Copies may be obtained free of charge by contacting the Company's Investor Relations department at http://www:investorinfo@sedonacorp.com. Copies may also be obtained free of charge via the SEC's internet side, https://www.sec.gov.


ITEM 2.  DESCRIPTION OF PROPERTY

In January 2003, SEDONA entered into a lease for office space at 1003 West 9th Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The lease was for 3,403 square feet and extended until December 31, 2005 at an annual base rate of $68,000 plus a yearly escalation charge of three percent (3%). In April 2004, the Company required additional space, and added an additional 867 square feet of space to its King of Prussia office.

The lease extended through December 31, 2005 at an annual rate of $15,000 plus a yearly escalation charge of three percent (3%). The King of Prussia office serves as the Company's corporate office. In December 2005, the Company amended its lease for its corporate office space. The amendment extends the lease on the 4,270 square foot space for a period of five (5) years commencing on January 1, 2006 and expiring December 31, 2010. The annual base rent will be $68,320 or $16.00 per sq. ft. and will increase $0.50 per sq. ft. in each of the remaining years. The amended lease will result in savings to the Company in excess of $15,000 per year over the expiring rates.

The Company will have the option to terminate the lease after January 1, 2009, with one hundred eighty (180) days prior written notice to the Landlord and paying a sum equal to the unamortized transaction costs incurred in connection with the lease amendment, plus three (3) months rent on the term expiration date.

In November 2003, SEDONA entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The Minnesota office serves as additional space for engineering staff. The original lease term was two years and two months, at a base annual rate of $5,000 plus a yearly escalation charge of three percent. In

December 2005, the Company amended its lease for the Plymouth, Minnesota space by extending the obligation an additional three years, commencing January 1, 2006 and expiring on December 31, 2008. The base annual rent is $5,000 per year plus a yearly escalation charge of three percent.

ITEM 3.  LEGAL PROCEEDINGS

On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As of December 31, 2005, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

No actions other than matters involved in the ordinary course of business are currently known by Management and such ordinary course matters are believed by Management not to have material significance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS


Market Price of and Dividends of the Company's Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA's common stock. Until January 8, 2003, the Company's common stock was quoted on The NASDAQ SmallCap Market under the symbol "SDNA". Since January 9, 2003, the common stock has been available for trading on the OTC Bulletin Board under SDNA.OB. The last reported sale price of SEDONA common stock on March 27, 2006 was $0.30. At that time, there were approximately 6,811 holders of record of SEDONA common stock.

The following table reflects high and low bid information for SEDONA's common stock for the periods specified, as compiled by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

------------------------------------------- ------------------ -- --------------
                                                  High                  Low
                                            ------------------    --------------

 Year ended December 31, 2004:
-------------------------------------------
 Quarter through March 31, 2004                   $0.80               $0.38
 Quarter ended June 30, 2004                      $0.50               $0.26
 Quarter ended Sept. 30, 2004                     $0.34               $0.20
 Quarter ended Dec. 31, 2004                      $0.54               $0.17

-------------------------------------------
Year ended December 31, 2005:
-------------------------------------------
Quarter ended March 31, 2005                      $0.47               $0.25
Quarter ended June 30, 2005                       $0.27               $0.14
Quarter ended Sept. 30, 2005                      $0.25               $0.14
Quarter ended December 31, 2005                   $0.19               $0.12

-------------------------------------------
Year ended December 31, 2006:
-------------------------------------------
Quarter through March 27, 2006                    $0.35               $0.14
------------------------------------------- ------------------ -- --------------

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

In addition, SEDONA's outstanding Series A and Series H Convertible Preferred Stock has a preference on the payment of any dividends. SEDONA must pay all accrued and unpaid dividends, if any, on its outstanding preferred stock before it can pay dividends on its common stock.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (CONTINUED)


Equity Compensation Plans as of December 31, 2005:

                                        Equity Compensation Plan Information
-------------------------------------------- ------------------------- -------------------- -----------------------
                                                                                               NUMBER OF SHARES
                                                                                             REMAINING AVAILABLE
                                                                        WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                                                        EXERCISE PRICE OF        UNDER EQUITY
                                              NUMBER OF SHARES TO BE      OUTSTANDING        COMPENSATION PLANS
                                             ISSUED UPON EXERCISE OF        OPTIONS,        (EXCLUDING SECURITIES
                                               OUTSTANDING OPTIONS,       WARRANTS AND         REFLECTED IN 1ST
          PLAN CATEGORY                        WARRANTS AND RIGHTS           RIGHTS                COLUMN)
-------------------------------------------- ------------------------- -------------------- -----------------------
Equity compensation plans approved by
   security holders (1)                             16,902,235                $1.01               12,697,157
-------------------------------------------- ------------------------- -------------------- -----------------------
Equity compensation plans not approved by               -                        -                    -
   security holders (2)
-------------------------------------------- ------------------------- -------------------- -----------------------
Total                                               16,902,235                $1.01               12,697,157
-------------------------------------------- ------------------------- -------------------- -----------------------

(1) These plans consist of the 2000 Incentive Stock Option Plan.
(2) The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Recent Sales of Securities

On December 22, 2005, the Company issued an 8% convertible note to David R. Vey, the Company's Chairman of the Board, (see "Material Investor" and "Management') and received aggregate proceeds of $120,000. The note matures on December 22, 2006 and is convertible at any time, at the option of the holder, into 857,142 shares of common stock until such date.

On November 8, 2005, the Company issued 39,100 shares of its common stock to a consultant in lieu of $7,500 cash compensation for investor relation services rendered.

On November 8, 2005, the Company issued 95,403 shares of its common stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

On November 8, 2005, the Company issued a total of 54,250 shares of its common stock to employees for shares purchased through the Employee Stock Purchase Plan. The Company received $8,680 in proceeds.

In January 2006, the Company issued an aggregate of 1,356,800 shares of its common stock to David R. Vey in lieu of a $203,520 cash payment for interest due through December 31, 2005 on convertible notes dated January 2003 through March 2005, respectively.

Also in January 2006, the Company issued 705,361 shares of its common stock to Oak Harbor Investments, a limited liability corporation in which David Vey and Richard T. Hartley are managing members, in lieu of a $105,804 cash payment for interest and late charges due through December 31, 2005 on promissory notes dated January and March 2003, respectively.

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)


On February 17, 2006, the Company issued an additional 33,595 shares of its common stock to a consultant in lieu of $7,500 cash compensation for investor relation services rendered in 2006.

On February 17, 2006, the Company also issued 127,493 shares of its common stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

All of the securities issued in the preceding transactions to David R. Vey, Richard T. Hartley and Oak Harbor Investments were sold in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act" and Rule 506 thereunder. The securities issued in the preceeding transactions to consultants, investor relations services and attorneys were issued in reliance upon the exemptions provided in Section 4(2) of the Securities Act of Regulation D involving only sales to accredited investors.

Preferred Stock

In February 2006, the Company entered into a settlement agreement with Acxiom Corporation, holder of its Class A Series H, convertible preferred stock. In consideration of an $850,000 cash payment that is payable by June 30, 2006 or the cash settlement amount increases to $1,000,000 and 500,000 stock purchase warrants with an exercise price of $0.30 per share, exercisable for a three year period, Acxiom agreed to surrender 1,500 shares of Series H Preferred Stock, valued at $1,500,000, waive its right to accrued but unpaid dividends of approximately $735,000 related to the Series H Stock. In addition Acxiom will waive its rights to payment related to an outstanding $953,000 promissory note issued by SEDONA plus approximately $207,000 in accrued interest. In the event SEDONA does not pay the obligation by June 30, 2006, the agreement shall be null and void.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEDONA is a software application and services provider that develops and markets web-based, vertical CRM solutions to small and mid-size businesses. The Company's CRM application solution, Intarsia(R), enables SMBs to increase the profitability of their customer portfolio. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM application solution including community and regional banks, credit unions and insurance companies.

In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of its TPAP total solution or as a standalone offering.

SEDONA has signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, FNF/Sanchez Computer Associates, ACEncrypt Solutions, LLC and Optria LLC, and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In fiscal year 2006, the Company plans to re-establish a direct sales channel to promote and sell Intarsia(R) directly to the small to mid-size banking and credit union markets. SEDONA will target community and regional banks and insurance companies that run banking and credit unions core systems other than the ones provided by the Company's distribution partners.

The following is a discussion and analysis of the Company's results of operations and financial condition for the years ended December 2005 and 2004 and should be read in conjunction with the Company's audited financial statements as of December 31, 2005 and 2004 along with the notes to those financial statements.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company's software arrangements currently consist of license fees, installation services and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

Product License Revenue

Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Since the Company's software product can be implemented on the Company's customers' systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.

The Company primarily utilizes an indirect sales model by distributing its product through its third party alliance partners (TPAP), for which the Company receives a royalty payment based on a percentage of the license fee charged by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA. In addition, the Company also sells directly to banks and credit unions. The license fee is recognized by SEDONA in the same manner as the indirect sales model, whereas license fee revenue is recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA. For the year ended December 31, 2005, $159,000 of product license revenue was recognized.

Services Revenue

Services revenue includes revenue from professional services (primarily installation and training services) and maintenance revenue over periods not exceeding one year. Installation service revenue, which consists of implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing and analysis, and testing and quality assurance, is accounted for as a separate element of a software arrangement. Additionally, in certain circumstances, the Company may partner with third parties to implement its software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and the Company recognizes the services fee revenue

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


component upon installation and acceptance by the customer. For the year ended December 31, 2005, $564,000 of service revenues were recognized.

The Company recognizes service revenue as follows:

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

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs. During 2005, the Company capitalized no software development costs related to the Company's Intarsia(R) business application solution software.

The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment charge in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.

As of December 31, 2004, all software development costs have been fully amortized and the Company has not capitalized any additional development costs.

RESULTS OF OPERATIONS

Revenues from operations for the years ended December 31, 2005 and 2004 were $723,000 and $1,087,000 respectively.

Net revenues for the year ended December 31, 2005 decreased to $723,000 compared to $1,087,000 for the year ended December 31, 2004. License fee revenue decreased to $159,000 in 2005 compared to $345,000 reported in 2004 due mainly to a decrease in continuing royalty payments from one of the Company's third-party alliance partners. Service fee revenues from the Company's client base increased $341,000 or 150% over 2004 due to the re-signing of customers from the Fiserv CCS division in January 2005. The increase was offset by a decrease in related party revenue from ACEncrypt Solutions. The Company did not recognize any revenue from the related party in 2005 compared to $519,000 due to the completion of a development project in 2004. Subsequent to fiscal year 2005, the Company continues to perform services engagements for ACEncrypt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Cost of Revenues

Total cost of revenues decreased to $248,000 or 34% of revenue for the year ended December 31, 2005 compared to $427,000 or 39% of revenue reported in December 2004, mainly due to the suspension of the capitalization of software development costs in the prior year offset by higher service fees related to the delivery of additional maintenance and professional services.

Gross Profit

For the year ended December 31, 2005, the Company reported a gross profit of $475,000, or 66 percent of revenue, a 5 percent increase in gross profit over the same period in 2004.

Operating Expenses

Total operating expenses decreased 6% to $2,992,000 for the year ended December 31, 2005 compared to $3,196,000 reported in 2004. The savings are a result of the completion and introduction of the Company's new multi-vertical version of its CRM solution in 2004. The Company also continued to monitor its expenses and attain savings, whenever possible.

Other Expenses

In 2005, other expenses decreased to $368,000 compared to $386,000 reported in 2004. An increase in interest expense of $110,000 from additional convertible notes and long-term debt was offset by a $123,000 decrease in the accretion of debt discounts related to convertible debentures.

Liquidity and Capital Resources

At December 31, 2005, the Company's cash and cash equivalents decreased to $51,000. The net cash used in operations decreased to $2,054,000 compared to $2,125,000 in 2004. The decrease in the use of cash was a result of lower operating expenses in the current year, offset by an increase in accounts payable and accrued expenses. The Company invested $22,000 in the purchase of new equipment and software in 2005, compared to a $2,000 investment in equipment in 2004. Net cash provided by financing activities decreased to $1,989,000 in 2005 compared to $2,206,000 in the prior year. In 2005, proceeds were derived from the issuance of $1,965,000 in convertible notes compared to proceeds of $1,295,000 received in 2004. The Company also received $800,000 in proceeds from a private placement stock sale in 2004 and recognized $100,000 from the exercise of 200,000 common stock warrants. There were no exercises of common stock options or warrants in 2005.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($2,894,000) in 2005, the Company has incurred a net loss of approximately ($2,922,000) during the year ended December 31, 2004. The Company's liabilities also exceed its assets by $6,983,000 at December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including the Company's rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


services. The Company's plans include expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application into vertical markets. Subsequent to year-end the Company expects to receive proceeds of $600,000 from the issuance of long-term convertible debentures and plans to raise additional funds through public or private equity or debt financing to support the implementation of its operational plan. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.

Obligations and Commitments

The Company has various short term (within 12 months) and long-term (greater than 12 months) contractual and trade obligations. Below summarizes the timing of such obligations as of December 31, 2005.

                                                         Payments Due by Period (in thousands)
                                       --------------------------------------------------------------------
                                                            Less than 1         1-3         3-5          +5
                                                   Total           year       years       years       years
                                       ----------------- -------------- ----------- ----------- -----------
     Accounts Payable & Other Accrued
     Liabilities                                    $931           $477        $454           -           -
     Promissory Notes                              1,000          1,000           -           -           -
     Short Term Debt                                 953            953           -           -           -
     Interest on Short term debt                     267            267
     Operating/Capital Lease
     Obligations                                       8              8           -           -           -
     Building Leases                                 380             73         307           -           -
                                       ----------------- -------------- ----------- ----------- -----------
     TOTAL                                        $3,539         $2,778        $761         $ -          $-
                                       ================= ============== =========== =========== ===========

In addition to the obligations listed above, the Company has issued $3,435,000 in convertible notes that mature at various dates through September 2007. The investors may elect to convert all or a designated part of the principal amount of the obligations into approximately 15,316,187 shares of Company common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


From time to time, the Company also has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the years ended December 31, 2005 and 2004, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net loss per share assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -(assuming dilution) would be reduced.

See Notes 3 and 5 to the financial statements for additional information with respect to the Company's long-term debt and convertible preferred stock.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R)). The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have an impact on the Company's results of operations, although it will have no impact on the overall financial position.

Statement No. 123(R) allows for two adoption methods:

o The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption; or

o The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro forma provisions of Statement No. 123.

The Company currently plans to use the modified prospective method to recognize compensation cost beginning in January 2006. The impact of adoption of Statement No. 123(R) will depend on levels of share-based payment granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the financial statements. The Company currently anticipates that the impact of adopting Statement No 123(R) will result in recording approximately $165,000 of stock compensation expense in 2006, but such amount could fluctuate depending on the levels of share-based payments granted.

In May 2005, the FASB issued Statement No 154, Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154.) Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application for any change in accounting principle

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. The Company does not expect the implementation of Statement No. 154 to have a significant impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

SEDONA had no off-balance sheet arrangements during 2005 and 2004.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              See Index on F-1.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              None.


ITEM 8A.      CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

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

During SEDONA's 2005 fiscal year, there were no significant changes in the Company's internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.


ITEM 8B. OTHER INFORMATION

On December 6, 2005, the Company signed a convertible debenture with the Chairman of the Board, David R. Vey. Mr. Vey lent the Company a total of $95,000. In addition on December 22, 2005, Mr. Vey lent the Company an additional $120,000. Mr. Vey and the Company agreed that the Company would issue two convertible notes to Mr. Vey to evidence such loans. The Company issued the convertible notes, in the principal amounts of $95,000 and $120,000, respectively. The Company issued the convertible notes under the exemptions from registration provided by Section 4 (2) of and under Rule 506 of Regulation D promulgated under the Securities Act of 1933. The convertible notes are filed as Exhibits 10.74 and 10.75 to this current report on Form 10-KSB and are hereby incorporated by reference. The Company used the amount of the loans for working capital.

Mr. Vey may, at his option, convert the unpaid principal balance, together with the accrued and unpaid interest, of the convertible notes into shares of the Company's common stock. The number of shares into which the convertible notes may be converted was based upon the closing market price of the Company's common stock on the date of investment.

The maturity date of each convertible notes is September 28, 2006 and December 22, 2006, respectively. The total number of shares issuable upon conversion of the principal balance is 452,321 and 857,142, respectively.

The convertible notes will bear interest on the principal outstanding at a rate of eight percent (8%) per year from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full. The principal and accrued and unpaid interest underlying the convertible notes must be paid in full on or before maturity. The maturity of the convertibles notes may be extended by mutual consent of Mr. Vey and the Company. The Company must file a registration statement in a timely manner of any such conversion, to register such converted shares for resale under the Securities Act of 1933. The Company has the right to prepay any part of or the entire balance of each convertible notes without penalty; however, the investor has the right to convert the convertible note to shares within five (5) days after notice by the Company of its intent to prepay the convertible note.

In the event of default under the convertible note, which will occur if the Company fails to make payments when due and payable or breaches any of the conditions, covenants, representations or warranties set forth in the convertible notes when due or required or within any period of time permitted thereunder for cure of any such default or non-performance, will result in the unpaid principal and interest to become immediately due and payable unless waived by the investor.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

The following table presents the names and positions of the persons who serve as SEDONA's directors, executive officers and key employees, their ages as of March 25, 2006 and the length of time they have served in such positions:

--------------------------- ------- --------------------------------------------------------------- --------
Name                        Age     Position                                                        Since
--------------------------- ------- --------------------------------------------------------------- --------
David R. Vey                53      Chairman of the Board                                           2003
Marco A. Emrich             53      President, Chief Executive Officer, and Director                1999
David C. Bluestone          50      Director                                                        2005
Scott C. Edelman            52      Director                                                        2004
Victoria V. Looney          48      Director                                                        2003
Jack A. Pellicci            67      Director                                                        1996
Roger W. Scearce            56      Director                                                        2004
Anita M. Primo              38      Vice President, Chief Financial Officer and Corporate           2003
                                    Secretary
Timothy A. Rimlinger        41      Vice President, Chief Technology Officer                        2000
--------------------------- ------- --------------------------------------------------------------- --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.

All Officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Officers, and persons who beneficially own more than 10% of its common stock to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file. Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, the Company believes that, for the year ended December 31, 2005, all reporting persons complied on a timely basis with the filing requirements applicable to them, except as follows: David Vey filed a Form 4 on March 24, 2005 to report shares of 828,514 derivative securities acquired in three separate transactions at various dates from January to March 2005. In addition, Mr. Vey filed a Form 4 on April 18, 2005 to report 757,120 derivative securities acquired in three separate transactions from March 25, 2005 to April 14, 2005. On January 3, 2006, Mr. Vey filed a Form 4 to report 857,142 derivative securities acquired on December 22, 2005.

On June 1, 2004, the Board of Directors adopted a Code of Conduct and Business Ethics pursuant to Section 406 of the Sarbanes-Oxley Act that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons performing similar functions. The code is posted on the Company's internet website at HTTPS://WWW.SEDONACORP.COM. Copies may be obtained by following the instructions in Item 1. Available Information.

SEDONA has an audit committee comprised of Roger W. Scearce, David C. Bluestone and Jack A. Pellicci. Mr. Roger Scearce is a member of the Audit Committee and serves as the Audit Committee's financial expert, as such term is defined in the SEC Regulations S-B Item 401(e).

The business experience, principal occupation and employment of the Company's Directors, Executive Officers and Key Employees have been as follows:

David R. Vey has served as Chairman of the Board since May 2003 and has been a Director of the Company since March 2003. Mr. Vey founded Vey Development, Inc. a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and has served as President since 1983. Mr. Vey is a managing member in Oak Harbor Investments. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University. Mr. Vey is the brother of Victoria
V. Looney, a Director.

Marco A. Emrich has over 25 years of software industry experience and has served as Chief Executive Officer and President of SEDONA Corporation since September 1999. Prior to joining SEDONA Corporation, he served as President and CEO of Cambridge-based e-commerce application service provider empresa Inc., where he devised and executed a strategic-level plan for the incorporation and launch of the Company in the untapped e-commerce application outsourcing market. Prior to empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., a software application and services provider of Application Delivery Management System (ADMS) solutions for network-centric, multi-tier distributed business applications. Mr. Emrich also held positions as President of Stuttgart-based application development software provider Cinmark Systems Inc.,

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

and Senior Executive of Cincom Systems, Inc. and Digital Equipment Corporation's Information Network Technology Group. Mr. Emrich holds a Bachelor's degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.

David C. Bluestone was elected to the Board of Directors in August 2005. Mr. Bluestone has been with Keybank, N.A. since October 1996, where he is currently a Senior Real Estate Credit Officer with responsibility for structuring and approval of credit exposure for commercial real estate relationships, maintaining asset quality and portfolio management, and has held the position of Team Leader, Chicago Real Estate Loan Production Officer. Prior to Keybank, Mr. Bluestone served as Senior Relationship Manager with Mellon Bank N.A.'s Real Estate Department and Section Manager, Credit Review Department from September 1986 to October 1996 with emphasis on new and restructuring of existing multi-million dollar real estate transactions, new business development, as well as underwriting, credit, financial, market and valuation analysis. From September 1982 to August 1986, he was a Real Estate Representative and Project Manager for The Southland Corporation. Mr. Bluestone holds a Masters of Business Administration from University of California, and a Bachelors of Landscape Architecture from Louisiana State University.

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

Victoria V. Looney has served as a Director of the Company since March 2003. In 2001, Ms. Looney co-founded ACEncrypt Solutions LLC, a privately-held technology and business development firm providing customized security and business management software tools to Corporate and Government approved buyers. Prior to founding ACEncrypt, Ms. Looney was Vice President of Sales at GroupSystems.com from 1999 to 2001 and earlier held positions with IDCertify, as Vice President of Business Development, from 1998 to 1999. Post college graduation, Ms. Looney worked as a congressional staff director in the U.S. House of Representatives and later as a project manager for the U.S. Department of State - Agency for International Development. Ms. Looney was recruited by and held Business Development Management Positions for CitiCorp, Rosenbluth International and EDS. Ms. Looney is a graduate of The School of International Service, College of Public and International Affairs, of the American University in Washington, DC where she received Baccalaureate in International Studies. Mr. Vey appointed Ms. Looney to the Board pursuant to our financing agreement with Mr. Vey, in which he was entitled to appoint up to 30% of the members of the Board of Directors within 90 days of March 8, 2003. Ms. Looney is the sister of the Chairman of the Board, Mr. David Vey.

Jack A. Pellicci has served as a Director since 1996. Jack Pellicci leads the Business Development and Program Management Group for Oracle's North American Public Sector where he is responsible for positioning Oracle's products and solutions with customers and partners to generate and then capture new business in the Federal/State and Local/Provincial Government markets in the US and Canada. Mr. Pellicci joined Oracle in 1992 after retiring from the U.S. Army as

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

a Brigadier General with 30 years experience leading and training people, managing technology and improving productivity in command and staff assignments in both peace and war.

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

Timothy A. Rimlinger served as Vice President of Engineering since July 2000 and Chief Technology Officer since December 2003. Mr. Rimlinger is responsible for the design, implementation and delivery for all of the Company's products. Previously, he served as Director of Technology Development since joining the Company in January 1996. Before joining SEDONA, he was Senior Development Engineer at GE Aerospace and Lockheed Martin from 1985 to 1996.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT (continued)

David Vey was also entitled to appoint up to 30% of the members of SEDONA's Board of Directors within 90 days after the date of the financing arrangement in March 2003. Victoria Looney, who is the sister of David Vey, was appointed to the Board in 2003 at the request of Mr. Vey. Mr. Vey's right to appoint additional board members was terminated as of February 2, 2004, when Mr. Vey elected to convert the above reference note into 10,000,000 shares of the Company's common stock. See "Certain Relationships and Related Transactions."

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company in all capacities during the two years ended December 31, 2005 and 2004 for the Company's President and Chief Executive Officer, and the Company Vice Presidents, who are the only executive officers whose salary and bonus for such years exceeded $100,000:

--------------------------------------------------------------------------------------------------------------------------
                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                     ANNUAL COMPENSATION                         AWARDS
--------------------------------------------------------------------------------------------------------------------------
                                                                                               SECURITIES
                                           FISCAL                            OTHER ANNUAL      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR       SALARY      BONUS     COMPENSATION   OPTIONS/WARRANTS  COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
Marco A. Emrich                            2005      $225,000    $  0            $ 0            75,000            $0
--------------------------------------------------------------------------------------------------------------------------
     President and CEO                     2004       233,654       0              0               0               0
--------------------------------------------------------------------------------------------------------------------------
Alyssa S. Dver ++                          2005      $140,000    $  0            $ 0               0              $0
--------------------------------------------------------------------------------------------------------------------------
     V.P. & Chief Marketing Officer        2004         +           0              0               0               0
--------------------------------------------------------------------------------------------------------------------------
Anita M. Primo                             2005      $110,000    $  0            $ 0            86,227            $0
--------------------------------------------------------------------------------------------------------------------------
     V.P. & Chief Financial Officer        2004       114,230       0              0               0               0
--------------------------------------------------------------------------------------------------------------------------
Timothy A. Rimlinger                       2005      $130,000    $  0            $ 0           101,905            $0
--------------------------------------------------------------------------------------------------------------------------
     V.P. & Chief Technology Officer       2004      $135,000       0              0               0               0
--------------------------------------------------------------------------------------------------------------------------

       +   Compensation did not exceed $100,000 annually

       ++  Alyssa S. Dver employment with SEDONA terminated December 20, 2005

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

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Although no Named Executive Officer received compensation exceeding this limit in 2005, the Company has limited the number of shares of common stock subject to options, which may be granted, to the Company's employees in a manner that complies with the performance-based requirements of Section 162(m). While the Compensation Committee does not currently intend to qualify its annual incentive awards as a performance-based plan, it will continue to monitor the impact of Section 162(m).

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

STOCK PURCHASE OPPORTUNITIES

Option Grants

The following table sets forth information with respect to the named Executive Officers concerning individual grants of stock purchase opportunities made during the year ended December 31, 2005.

                              OPTIONS GRANTED IN FISCAL 2005
---------------------------- ------------- ------------------ ------------- -------------
                                               PERCENT OF
                               NUMBER OF          TOTAL
                              SECURITIES         OPTIONS
                              UNDERLYING         GRANTED        EXERCISE OR
                               OPTIONS        TO EMPLOYEES      BASE PRICE   EXPIRATION
NAME                          GRANTED (#)       IN 2005           ($/SH)         DATE
---------------------------- ------------- ------------------ ------------- -------------

Marco A. Emrich                    75,000         7%                 $0.15    12-2015
Alyssa S. Dver                          -          -                     -      N/A
Anita M. Primo                     86,227         8%                 $0.15    12-2015
Timothy A. Rimlinger              101,905         9%                 $0.15    12-2015
---------------------------- ------------- ------------------ ------------- -------------

Options Exercised and Unexercised

The following table sets forth information with respect to the named Executive Officers concerning the exercise of options for the year ended 2005 and the unexercised options held as of December 31, 2005.

                                     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR END OPTION VALUES

-------------------------- -------------- ----------- -------------------------------- --------------------------------
                                                           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED                IN-THE-MONEY
                              SHARES                      OPTIONS AND WARRANTS AT                OPTIONS AT
                           ACQUIRED ON      VALUE            DECEMBER 31, 2005                DECEMBER 31, 2005
NAME                         EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
-------------------------- -------------- ----------- -------------- ----------------- ------------- ------------------
Marco A. Emrich                  0            0         1,377,500         75,000            0                0
Alyssa S. Dver                   0            0          290,000            0               0                0
Anita M. Primo                   0            0          89,988          111,239            0                0
Timothy R. Rimlinger             0            0          133,000         101,905            0                0
-------------------------- -------------- ----------- -------------- ----------------- ------------- ------------------

COMPENSATION OF DIRECTORS

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

In March 2002, the Board increased the annual retainer to be paid to each of the Company's non-employee Directors, beginning in January 2003 and thereafter, from $5,000 to $10,000 as cash compensation for such Director's services for the preceding year. At the same time, the Board increased the fee to be paid to each of the Company's non-employee Directors for attendance at Board of Directors and Committee Meetings for 2002 and thereafter from $500 to $750, with multiple meetings held on the same day to count as one. The amounts were subject to annual review and possible adjustment at the discretion of the Board of Directors. By action of the Board on January 9, 2003, the non-employee Directors' annual retainer fee for services to the Board in 2002 was reduced to its prior level of $5,000, and the fees to be paid to non-employee Directors for each attendance at Board of Directors and Committee Meetings for 2002 and thereafter was reduced to its prior level of $500 per meeting. In addition, any Director's cash compensation obligations that may accrue would be paid in cash only if the Company is current in all of its cash obligations, or on a change of control, assuming that all current cash obligations had been met. As of December 31, 2005, there was a total of $115,642 accrued compensation due to current and past members of the Board of Directors for prior service. During 2005, the Company issued 175,000 and 170,000 stock options, respectively, to its current and past members for 2003 and 2004 service to the Board. The options were issued at an exercise price of $0.44 per share for the 2003 options and $0.32 for the 2004 options.

During 2005, the Board of Directors amended the Compensation of its Directors as follows:

Effective August 11, 2005, as of the date of each annual shareholder meeting, each existing board member will be granted the option to purchase 100,000 incentive stock options at the fair market value on the date of grant. The options will vest and become fully exercisable upon grant. During 2005, the Company issued 600,000 stock purchase options with an exercise price of $0.21 per share.

In addition, any new Director elected to the Company's Board of Directors will be granted an option to purchase 50,000 shares of common stock, at the then current fair market value. The shares underlying these options will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director's election to the Company's Board of Directors. In 2005, Scott Edelman and Roger Scearce were issued 50,000 options each for joining the Board in 2004. David Bluestone also received a grant of 50,000 stock purchase options in August 2005 for being elected to the Board of Directors at its 2005 Annual Meeting of Shareholders.

If unexercised, each option shall expire on the tenth anniversary of the date of grant and shall vest and become fully exercisable upon grant, with the exception that the new Directors' options shall vest over five years. Once vested, options shall remain fully exercisable until the earlier of: (i) the expiration of their term; (ii) three years following the optionee's separation from Board of Directors service for any reason; or (iii) one year following the death of the optionee.

Also, any board member participating on a board committee will be reimbursed $500 per year for their participation, with the exception of the members of the Audit Committee who will be reimbursed $1,000 per year for their participation in that committee. The reimbursement will be made at the end of the twelve month period following participation in the various board committees administered from the annual shareholders' meeting date each year. Through December 31, 2005, the Company accrued $3,750 related to this compensation.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

On June 25, 2004, the Company entered into an employment agreement with Marco A. Emrich, its Chief Executive Officer and President. The agreement has a term of two years. Mr. Emrich serves under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich can also earn up to $100,000 annually in the form of a cash bonus, subject to quarterly measurements. In addition, under Mr. Emrich's original employment agreement signed on September 15, 1999, Mr. Emrich received 200,000 options and 175,000 warrants each with an exercise price of $2.25, which will vest monthly over a four-year period. In September 1999, he also was granted 350,000 warrants with an exercise price of $2.25, which will vest monthly over a four-year period, and certain acceleration provisions based on stock price performance. In the event of "Change of Control", as defined in the employment agreement, within 12 months of the date of such Change of Control

33% of any unvested options and warrants will accelerate, and after 12 months of such date, 50% of any unvested options and warrants will accelerate. In July 2001, Mr. Emrich was granted 472,500 warrants with an exercise price of $1.03, which will vest based on the same schedule as the warrants listed above. Also in July 2001, Mr. Emrich received 180,000 options with an exercise price of $1.03, which will vest based on the same schedule as the options listed above. In 2005, Mr. Emrich received an additional 75,000 options with an exercise price of $0.15, which will vest on December 30, 2006.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock as of March 25, 2006 with respect to:

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

------------------------------------------ ---------------------------------------- ------------------------
                                               AMOUNT AND NATURE OF BENEFICIAL
NAME OF BENEFICIAL OWNER                                  OWNERSHIP                    PERCENT OF CLASS
------------------------------------------ ---------------------------------------- ------------------------
Marco A. Emrich                                      1,455,385         (1)                   1.60%
------------------------------------------ -------------------- ------------------- ------------------------
David C. Bluestone                                     100,000         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
Scott C. Edelman                                       125,000         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
Victoria V. Looney                                     247,500         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
Jack Pellicci                                          402,868         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
Anita M. Primo                                         136,234         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
Timothy A. Rimlinger                                   294,556         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
Roger W. Scearce                                       150,700         (1)                     *
------------------------------------------ -------------------- ------------------- ------------------------
David R. Vey                                        44,268,340        (1,2)                 43.71%
------------------------------------------ -------------------- -------------------- -----------------------
All Executive Officers and Directors as
a group, (9 persons)                                47,180,583                              42.65%
========================================== ==================== ==================== =======================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

         *        Owner holds less than 1% of the class.

         (1) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants: Mr. Emrich -380,000 options and 997,500 warrants Mr. Bluestone - 100,000 options Mr. Edelman - 125,000 options Ms. Looney - 190,000 options Mr. Pellicci - 381,544 options Ms. Primo - 95,193 options Mr. Rimlinger - 133,000 options Mr. Scearce - 125,000 options Mr. Vey - 190,000 options and 1,781,023 warrants

          (2) Mr. Vey has a right to acquire 9,757,632 shares within 60 days upon a notice of conversion related to $2,435,000 in convertible notes due between November 2004 and December 2006. The conversion prices of the related notes were all issued at or above fair market value of the underlying common stock on the date the notes were issued.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors as of March 25, 2006. Mr. Vey is a selling shareholder who owned more than 5% of the Company's outstanding common stock.

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments were made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form a convertible note. In January 2003, the Company received proceeds of $820,000 in the form of $220,000 in convertible note and a $600,000 promissory note. The promissory note accrued interest at a rate of 7% and matured on January 15, 2004. The convertible notes accrued interest at rates ranging from 7% to 8% and were convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The notes matured at various dates in December 2003 and January 2004. As of January 30, 2004, Mr. Vey elected to convert the above referenced convertible notes into 13,000,000 shares of the Company's common stock of which 3,000,000 shares were issued upon conversion by December 31, 2003 and the remaining were issued upon conversion in 2004.

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

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. Vey who

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  (continued)

elected to convert $445,000 of the above referenced convertible notes into Company common stock. The remaining $175,000 of convertible notes remains outstanding as of December 31, 2005.

In June 2003, Mr. Vey exercised a warrant received in August 2002, as part of a private placement transaction, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.

From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in loan proceeds from Mr. Vey and issued him 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company's common stock.

In January 2004, Mr. Vey purchased 212,766 shares of the Company's common stock for $100,000 in a private placement transaction. He was also granted common stock warrants to purchase an additional 106,383 shares of the Company's common stock at an exercise price of $0.70 per share. The warrants had not been exercised as of December 31, 2005.

In December 2004, the Company issued 69,125 shares of its common stock to Richard T. Hartley and David R. Vey in lieu of $13,825 cash payment for interest due through September 30, 2004 on convertible notes dated January and March 2003. The Company also issued 295,589 shares to Mr. Vey in lieu of a $59,117 cash payment for interest due through September 30, 2004 on convertible notes dated December 2002, January, June, July and September 2003, respectively.

The Company issued 677,450 shares of its common stock to Oak Harbor Investments, a limited liability corporation in which David Vey and Richard T. Hartley are managing members, in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.

From January 2005 through December 2005, the Company issued eleven 8% convertible notes to Mr. Vey and received aggregate proceeds of $965,000. The convertible notes were issued at fair market value on the transaction date. The notes were issued for a one-year term and are convertible at the option of the holder into 4,248,850 shares of the Company's common stock.

In January 2006, the Company issued an aggregate of 1,356,800 shares of its common stock to Mr. Vey in lieu of a $203,520 cash payment for interest due through December 31, 2005 on convertible notes dated January 2003 through March 2005, respectively.

Also in January 2006, the Company issued 705,361 shares of its common stock to Oak Harbor Investments, in lieu of a $105,804 cash payment for interest and late charges due through December 31, 2005 on promissory notes dated January and March 2003, respectively.

All of the Company's assets are pledged as collateral for the above referenced promissory notes issued to Mr. Vey and Oak Harbor Investments.

Mr. Vey was also entitled to appoint up to 30% of the members our Board of Directors within 90 days after the date of the financing arrangement in March 2003. Ms. Looney, who is the sister of David Vey, was appointed to the Board in 2003 at the request of Mr. Vey. Mr. Vey's right to appoint the Board members was extinguished as of February 2, 2004, when Mr. Vey elected to convert the above referenced note into 10,000,000 shares of the Company's common stock.

In September 2003, the Company sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement was $1,000,000, which included delivery of the current version of Intarsia(R) plus the cost of other contract defined milestones related to the development of derivative products for the healthcare market. The Company recognized $475,000 of revenue from this transaction in the third quarter of 2003 related to sale of Intarsia(R), in accordance with SOP 97-2. The balance of the contract has been recognized as revenue in 2004 based upon the delivery of the remaining milestones in the agreement. The Company has also recognized $6,000 of services revenue related to maintenance services in 2003. The balance of $19,000 has been recognized as revenue in 2004 as services were performed.

In March 2002, the Company entered into an agreement to purchase substantially all of the assets of Lead Factory, Inc. for a combination of stock warrants and cash. Alyssa Dver, the Company's Chief Marketing Officer through December 2005 founded Lead Factory. The terms of the sale included issuance of 100,000, ten-year warrants, at an exercise price of $0.72 per share upon the signing of the agreement. The Company also accrued $50,000 in royalties earned under the terms of the agreement during the third quarter of 2003. As of December 31, 2004, all royalty obligations have been satisfied. Lead Factory, a Boston-based company which designs, builds, and markets computer software and services to aid sales and marketing persons with customer prospecting, initially became a partner in 2000 when SEDONA acquired a 10% equity interest, which interest the Company had subsequently fully reserved. This purchase agreement supercedes all earlier agreements with Lead Factory.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where indicated by footnote, exhibits, which have been previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

10.55 Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56 Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57 Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58 Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59 Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (19)

10.60 Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (19)

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

10.61 Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (19)

10.62# Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich (20)

10.63# Employment Agreement dated July 7, 2004 between Company and Alyssa S. Dver (20)

10.64# Employment Agreement dated July 20, 2004 between Company and Anita M. Primo (20)

10.65# Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger (20)

10.66 Convertible note by the Company in favor of David R. Vey dated March 25, 2005 (21)

10.67 Convertible note by the Company in favor of David R. Vey dated March 30, 2005 (21)

10.68 Convertible note by the Company in favor of David R. Vey dated April 14, 2005 (21)

10.69 Convertible note by the Company in favor of David R. Vey dated April 22, 2005 (22)

10.70*     Amended Facility Lease for King of Prussia, PA dated January 1, 2005
           (24)

10.71*     Amended Facility Lease for Plymouth, MN dated January 1, 2005 (24)

10.72* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.73* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.74* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.75* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.76* Convertible note and related documents by the Company in favor of William J. Rucks dated July 1, 2005, August 1, 2005 and September 30, 2005 (23)(24)

14.1 Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004 (20)

23.1       Consent of McGladrey & Pullen, LLP

31.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1* Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2* Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

99.1*      Amendment to Compensation Plan for Directors

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

(17) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)       Filed as an Exhibit to the 8-K on November 24, 2005.

(19)       Filed as an Exhibit to the 8-K on March 17, 2005.

(20) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)       Filed as an Exhibit to the 8-K on April 19, 2005.

(22)       Filed as an Exhibit to the 8-K on April 27, 2005.

(23)       Filed as an Exhibit to the 8-K on July 11, 2005.

(24)* Filed as an Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES



---------------------------------------- -------------------- ------------------
TYPE OF SERVICE                                 2005                   2004
---------------------------------------- -------------------- ------------------
AUDIT FEES                                      $95,065               $95,554
---------------------------------------- -------------------- ------------------
AUDIT-RELATED FEES                                   --                 6,386
---------------------------------------- -------------------- ------------------
TAX FEES                                        $10,475                31,150
---------------------------------------- -------------------- ------------------
ALL OTHER FEES                                       --                    --
---------------------------------------- -------------------- ------------------

Audit Fees. This category includes: the audit of the Company's Annual Financial Statements; the timely review of the interim financial statements included in the Company's quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005 and 2004; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods. This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements. This category also includes services in connection with statutory and regulatory filings or engagements.

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

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

All audit and non-audit services provided by McGladrey & Pullen LLP to the Company are pre-approved by the Audit Committee. The Audit Committee utilizes the following procedures in pre-approving all audit and non-audit services. At or before the first meeting of the Audit Committee each year, the Audit Committee is presented with a proposal of the cost for audit and non-audit services expected to be performed by McGladrey & Pullen LLP during the year. Quarterly, the Audit Committee is presented with the total fees assessed for such services during the quarter with a comparison to the amounts previously presented. An explanation of any variances is presented, if necessary. The Audit Committee is also presented with an update of any new audit or non-audit services to be performed. The Audit Committee reviews the update and approves the services outlined therein if such services are acceptable to the Audit Committee.

To ensure the prompt response of any unexpected matters, the Audit Committee may delegate to a designated member or members of the Audit Committee the authority to amend or modify the audit and non-audit services and fees; provided however, that such additional or amended services may not affect McGladrey & Pullen LLP's independence under applicable SEC rules. The member or members off the Audit Committee must report any such action taken to the Audit Committee at its next scheduled meeting.

All audit and non-audit related services and fees in fiscal year 2005 were pre-approved by the Audit Committee.

SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEDONA CORPORATION

April 14, 2006                             /S/ Marco A. Emrich
--------------                             -------------------
DATE                                       Marco A. Emrich
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signatures
----------
BY /S/     David R. Vey                                                        Date April 14, 2006
           ------------------------------------------------------              ----------------------
           David R. Vey
           Chairman of the Board

BY /S/     Marco A. Emrich                                                     Date  April 14, 2006
           ---------------------------------------------------                 ----------------------
           Marco A. Emrich
           President, Chief Executive Officer and
           Director

BY /S/     David C. Bluestone                                                  Date  April 14, 2006
           --------------------------------------------------                  ----------------------
           David C. Bluestone
           Director

BY /S/     Scott C. Edelman                                                    Date  April 14, 2006
           --------------------------------------------------                  ----------------------
           Scott C. Edelman
           Director

BY /S/     Victoria V. Looney                                                  Date  April 14, 2006
           ---------------------------------------------------                 ----------------------
           Victoria V. Looney
           Director

BY /S/     Jack A. Pellicci                                                    Date  April 14, 2006
           ------------------------------------------------------              ----------------------
           Jack A. Pellicci
           Director

BY /S/     Anita M. Primo                                                      Date  April 14, 2006
           ----------------------------------------------------                ----------------------
           Anita M. Primo
           Chief Financial Officer and Vice President
           Principal Financial and Accounting Officer

BY /S/     Roger W. Scearce                                                    Date  April 14, 2006
           ---------------------------------------------------                 ----------------------
           Roger W. Scearce
           Director

                   Index to Financial Statements and Schedule



                                    Contents



Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004.................F-3
Consolidated Statements of Operations for each of the
     two years in the period ended December 31, 2005.........................F-4
Consolidated Statements of Stockholders' Deficit for each of the two years in the period ended December 31, 2005.........................F-5
Consolidated Statements of Cash Flows for each of the
     two years in the period ended December 31, 2005.........................F-7
Notes to Consolidated Financial Statements...................................F-8

All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and its subsidiary as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEDONA Corporation and its subsidiary as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SEDONA Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders' equity and anticipates that it will require additional debt and/or equity financing in 2006, which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ McGladrey & Pullen, LLP

Bethesda, Maryland
March 25, 2006

                                     SEDONA CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands, Except Share and Per Share Data)

                                                                                        DECEMBER 31,
ASSETS                                                                              2005           2004
Current assets:
   Cash and cash equivalents                                                      $     51        $    138
   Accounts receivable, net of allowance for doubtful accounts of $0                   254             334
   and $0
   Prepaid expenses and other current assets                                           124             145
                                                                                  ------------------------
Total current assets                                                                   429             617
                                                                                  ------------------------
Accounts receivable, non-current                                                        63               -
Property and equipment, net of accumulated depreciation and
amortization                                                                            25              21
Non-current assets - other                                                               3               3
                                                                                  ------------------------
Total non-current assets                                                                91              24
                                                                                  ------------------------
Total assets                                                                      $    520        $    641
                                                                                  ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                               $    263        $    166
   Accrued expenses and other current liabilities                                      668             584
   Deferred revenue                                                                    554             517
   Current maturities of long-term debt                                                961               8
   Interest payable on current maturities of long-term debt                            267              78
   Interest payable with common stock                                                  292               -
   Short-term debt - notes                                                           3,435           2,470
                                                                                  ------------------------
Total current liabilities                                                            6,440           3,823

Long-term debt, less current maturities                                              1,000             953
Interest payable                                                                         -             123
Deferred revenue                                                                        63               -
                                                                                  ------------------------
Total long-term liabilities                                                          1,063           1,076
                                                                                  ------------------------
Total liabilities                                                                    7,503           4,899
                                                                                  ------------------------

Stockholders' deficit:
Class A convertible preferred stock (Liquidation preference $2,500)
   Authorized shares - 1,000,000
   Series A, par value $2.00, Issued and outstanding - 500,000                       1,000           1,000
   Series H, par value $2.00, Issued and outstanding shares - 1,500                  1,500           1,500

Common stock, par value $0.001
   Authorized shares -175,000,000, Issued and outstanding shares -
    87,324,334 and 86,640,561 in 2005 and 2004, respectively                            87              86
   Additional paid-in-capital                                                       60,646          60,478
   Accumulated deficit                                                             (70,216)        (67,322)
                                                                                  ------------------------
Total stockholders' deficit                                                         (6,983)        (4,258)
                                                                                  ------------------------
Total liabilities and stockholders' deficit                                       $    520        $    641
                                                                                  ========================


See accompanying notes.

                                   SEDONA CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Share and Per Share Data)

                                                                     --------------------------------
                                                                       FOR YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                        2005                2004
                                                                     --------------------------------
REVENUES:
   Product licenses - unrelated parties                              $       159          $       345
   Services-unrelated parties                                                564                  223
   Services- related parties                                                   -                  519
                                                                     --------------------------------
Total revenues                                                               723                1,087
COST OF REVENUES:
   Product licenses                                                           28                  351
   Services                                                                  220                   76
                                                                     --------------------------------
Total cost of revenues                                                       248                  427
                                                                     --------------------------------
Gross profit                                                                 475                  660
EXPENSES:
   General and administrative                                              1,442                1,665
   Sales and marketing                                                       638                  429
   Research and development                                                  912                1,102
                                                                     --------------------------------
Total operating expenses                                                   2,992                3,196
                                                                     --------------------------------
LOSS FROM OPERATIONS                                                      (2,517)              (2,536)
                                                                     --------------------------------
OTHER INCOME (EXPENSE):
   Interest expense                                                         (368)                (258)
   Convertible debenture expense                                               -                 (123)
   Other                                                                      (9)                  (5)
                                                                     --------------------------------
Total other expenses                                                        (377)                (386)
                                                                     --------------------------------

Net Loss                                                                  (2,894)              (2,922)
Deemed dividends applicable to preferred stockholders                       (270)                (299)
                                                                     --------------------------------
Loss applicable to Common Stockholders                               $    (3,164)         $    (3,221)
                                                                     ================================

Basic and diluted net loss per share applicable to common
shares                                                               $     (0.04)          $    (0.04)
                                                                     ================================

Basic and diluted weighted average common shares
outstanding                                                           86,959,403           79,257,088
                                                                     ================================

See accompanying notes.

                                     SEDONA CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     (In Thousands, Except Share Data)

                                                                -----------------------------------------
                                                                   STOCK SERIES A      STOCK SERIES H
                                                                  Shares    Amount    Shares    Amount
                                                                -----------------------------------------
                                                                -----------------------------------------
Balance, December 31, 2003                                         500,000   $ 1,000     1,500     $1,500
                                                                =========================================

Common stock issued for consulting services                              -         -         -         -
Common stock issued for legal expenses related to litigation             -         -         -         -
Conversion of debenture into common stock                                -         -         -         -
Exercise of common stock warrants                                        -         -         -         -
Issuance of common stock                                                 -         -         -         -
Conversion of preferred stock and related dividends into common          -         -         -         -
stock
Fair value of options & warrants                                         -         -         -         -
Fair value of convertible feature of debentures                          -         -         -         -
Preferred stock dividends                                                -         -         -         -
Net loss, year ended December 31, 2004                                   -         -         -         -
                                                                -----------------------------------------
Balance, December 31, 2004                                         500,000   $ 1,000     1,500     $1,500
                                                                =========================================

Common stock issued for consulting services                              -         -         -         -
Common stock issued for legal expenses related to litigation             -         -         -         -
Conversion of debenture into common stock                                -         -         -         -
Exercise of common stock warrants                                        -         -         -         -
Common stock issued for employee profit sharing contribution             -         -         -         -
Conversion of preferred stock and related dividends into common          -         -         -         -
stock
Fair value of options & warrants                                         -         -         -         -
Fair value of convertible feature of debentures                          -         -         -         -
Preferred stock dividends                                                -         -         -         -
Net loss, year ended December 31, 2005                                   -         -         -         -
                                                                -----------------------------------------
Balance, December 31, 2005                                         500,000   $ 1,000     1,500     $1,500
                                                                =========================================

See accompanying notes.


                                              SEDONA CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                              (In Thousands, Except Share Data)

                                                                ------------------------------------------------------------
                                                                                                  ADDITIONAL
                                                                        COMMON STOCK               PAID-IN      ACCUMULATED
                                                                       Shares         Amount       CAPITAL        DEFICIT
                                                                ------------------------------------------------------------
Balance, December 31, 2003                                           61,131,513        $  61      $ 58,551       $ (64,400)
                                                                ============================================================

Common stock issued for consulting services                              92,735            -            30                -
Common stock issued for legal expenses related to
litigation                                                              228,562            -            73                -
Conversion of debenture into common stock                            21,975,318           22           623                -
Exercise of common stock warrants                                       200,000            -           100                -
Issuance of common stock                                              1,834,044            2           855                -
Common stock issued for accrued interest expense on
convertible notes                                                     1,042,164            1           207                -
Common stock issued for employee stock purchase plan                    136,225            -            23                -
Fair value of options & warrants                                              -            -            16                -
Net loss, year ended December 31, 2004                                        -            -             -          (2,922)
                                                                ------------------------------------------------------------
Balance, December 31, 2004                                           86,640,561        $  86       $60,478        $(67,322)
                                                                ============================================================

Common stock issued for consulting services                             150,032            -            37                -
Common stock issued for legal expenses related to
litigation                                                              272,431            1            60                -
Issuance of common stock                                                122,732            -            39                -
Common stock issued for employee stock purchase plan                    138,578            -            24                -
Fair value of options & warrants                                              -            -             8                -
Net loss, year ended December 31, 2005                                        -            -             -          (2,894)
                                                                ------------------------------------------------------------
Balance, December 31, 2005                                          87,324, 334        $  87       $60,646       $ (70,216)
                                                                ============================================================

See accompanying notes.

                                SEDONA CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)

                                                                        YEAR ENDED DECEMBER 31
                                                                         2005            2004
                                                                       -------------------------
OPERATING ACTIVITIES:
Net loss                                                               $  (2,894)       $ (2,922)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                               19              47
   Amortization                                                                -             351
   Charge for employer 401(K) stock contribution                              39              55
   Common stock issued for legal and consulting services                      97             103
   Charge for option or warrant based compensation                             8              16
   Amortization of deferred financing fees and debt discount                   -             123
Changes in operating assets and liabilities:
   Accounts receivable                                                        17           (155)
   Prepaid expenses and other current assets                                  21             (7)
   Other non-current assets                                                    -              36
   Accounts payable and accrued expenses                                     539              25
   Deferred revenue                                                          100             203
                                                                       -------------------------
Net cash used in operating activities                                     (2,054)         (2,125)

INVESTING ACTIVITIES:
Purchase of property and equipment                                           (22)             (2)
                                                                       -------------------------
Net cash used in investing activities                                        (22)             (2)

FINANCING ACTIVITIES:
Repayments of long-term obligations                                            -            (12)
Issuance of common stock, net                                                 24             823
Proceeds from exercise of common stock warrants/options                        -             100
Proceeds from issuance of short-term debenture and notes                   1,965           1,295
                                                                       -------------------------
Net cash provided by financing activities                                  1,989           2,206
                                                                       -------------------------
Net increase (decrease) in cash and cash equivalents                         (87)             79
Cash and cash equivalents, beginning of year                                 138              59
                                                                       -------------------------
Cash and cash equivalents, end of year                                 $      51        $    138
                                                                       =========================

See accompanying notes.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


                     Years ended December 31, 2005 and 2004

1. Accounting Policies

Description of Business

SEDONA is a software application and services provider that develops and markets web-based, vertical Customer Relationship Management (CRM) solutions to small and mid-size businesses (SMBs). The Company's CRM application solution, Intarsia(R), enables SMBs to increase the profitability of their customer portfolio and enhance shareholder value. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM application solution including community and regional banks, credit unions and insurance companies.

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions, allowing the Company to focus on its end user indirect business model and providing users of Intarsia(R) with Fiserv's resources to support and grow the Intarsia(R) product line. However, as a result of the Company's decision to re-establish a direct sales channel, beginning January 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.

As of December 31, 2002, SEDONA has implemented an indirect sales distribution model, under which the Company licenses its CRM technology to Third Party Alliance Partners (TPAP), who market, sell, distribute and support SEDONA's technology either as a component of the Company's TPAP total solution or as a standalone offering.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($2,894,000) in 2005, the Company has incurred net losses of approximately ($2,922,000) during the year ended December 31, 2004. The Company's liabilities also exceed its assets by $6,983,000 at December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company's plans include expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application into vertical markets. Subsequent to year-end the Company expects to receive proceeds of $600,000 from the issuance of long-term convertible debentures and plans to raise additional funds through public or private equity or debt financing to support the implementation of its operational plan. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA(R)GeoServices, Inc. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Statement Presentation

Certain reclassifications have been made to the 2004 financial statement presentation to conform to the 2005 presentation. These reclassifications have no effect on the previously reported net loss.

Cash and Cash Equivalents

The Company considers all unencumbered highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Trade receivables are generated primarily from our customers and alliance partners. Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2005 and 2004, accounts receivable include $135,190 for 2006 maintenance services which is included with deferred revenue and $302,600 for the 2005 maintenance services, respectively. The amount will be amortized over the maintenance period and recognized as revenue on a monthly basis in the upcoming year.

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

During 2005 and 2004, the Company capitalized no software development costs related to the Company's Intarsia(R) business application solution software. During 2005 and 2004, $0, and $351,000, respectively, were charged to expense relating to amortization of software development costs.

Revenue Recognition

Revenue Recognition

The Company's software arrangements currently consist of license fees, installation services and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Product License Revenue

Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Since the Company's software product can be implemented on the Company's customers' systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company's license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.

The Company primarily utilizes an indirect sales model by distributing its product through its third-party alliance partners (TPAP), for which the Company receives a royalty payment based on a percentage of the license fee charged by the TPAP. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that royalties have been earned and monies are owed to SEDONA. In addition, the Company also sells directly to banks and credit unions. The license fee is recognized by SEDONA in the same manner as the indirect sales model, whereas license fee revenue is recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA. For the year ended December 31, 2005, $159,000 of total product license revenue was recognized compared to $345,000 in the year ended December 31, 2004.


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

     o Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts. Typically, maintenance contracts are entered into for initial three-year terms and are renewable annually thereafter.

For the year ended December 31, 2005, $564,000 of related and unrelated service revenue was recognized compared to $742,000 in the year ended December 31, 2004.

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

Stock-Based Compensation

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock option plans. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company's shares at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings
(loss) per share had the Company adopted the fair value method since the Company's inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards, net loss would have been (in thousands, except per unit information):

------------------------------- --------------------------------
                                    YEAR ENDED DECEMBER 31,
                                --------------------------------
                                     2005             2004
------------------------------- ---------------- ---------------
Net loss
    As reported                    $ (2,894)       $ (2,922)
    Pro forma                      $ (3,066)       $ (2,973)
------------------------------- ---------------- ---------------
Net loss applicable to
common shares
    As reported                    $ (0.03)         $ (0.04)
    Pro forma                      $ (0.04)         $ (0.04)
------------------------------- ---------------- ---------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


1. Accounting Policies (continued)

Assumptions used in calculating the fair value of the options and warrants granted in 2005 and 2004 are as follows:

---------------------------------- --------------------- -------------------
                                           2005                 2004
---------------------------------- --------------------- -------------------
Risk-free interest rate:              3.71% - 4.39%        1.67% - 4.27%
---------------------------------- --------------------- -------------------
Expected average volatility:               102%                 114%
---------------------------------- --------------------- -------------------
Expected holding period:                3-10 years           2-10 years
---------------------------------- --------------------- -------------------
Expected dividend yield:                    0%                   0%
---------------------------------- --------------------- -------------------

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R)). The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options Accordingly, the adoption of Statement 123(R)'s fair value method may have an impact on the Company's results of operations, although it will have no impact on the overall financial position.

Statement No. 123(R) allows for two adoption methods:

o The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption; or

o The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro forma provisions of Statement No. 123.

The Company currently plans to use the modified prospective method to recognize compensation cost beginning in January 2006. The impact of adoption of Statement No. 123(R) will depend on levels of share-based payment granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the financial statements. The Company currently anticipates that the impact of adopting Statement No 123(R) will result in recording approximately $165,000 of stock compensation expense in 2006, but such amount could fluctuate depending on the levels of share-based payments granted.

In May 2005, the FASB issued Statement No 154, Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154.) Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application for any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. The Company does not expect the implementation of Statement No. 154 to have a significant impact on its consolidated financial statements.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

1. Accounting Policies (continued)

Segment Information

The Company is organized and operates as one operating segment wherein it develops and markets web-based, vertical customer relationship management (CRM) solutions for small and medium sized businesses and uses one measure of profitability to manage its business. In accordance with FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements. Major customer and geographic area revenue disclosures are presented in Note 15.

2. Property and Equipment

Property and equipment consist of the following (in thousands, except per unit information):

                                                                              December 31,
                                                                          2005            2004
                                                                 -------------------------------
         Machinery and equipment                                         $  76        $  1,005
         Furniture and fixtures                                              -              13
         Leasehold improvements                                             15              33
         Purchased software for internal use                                31             177
                                                                 -------------------------------
                                                                           122           1,228
         Less accumulated depreciation and amortization                     97           1,207
                                                                 -------------------------------
                                                                         $  25          $   21
                                                                 ===============================

3. Long-Term Debt

Long-term debt consists of obligations with original maturities of one year or more, as follows (in thousands, except per unit information):

                                                                              December 31,
                                                                          2005            2004
                                                                 -------------------------------
         Note payable - CIMS acquisition Due 2006 (Note 14)             $  953          $  953

         Note payable - Due July 2007                                    1,000               -
         Interest payable                                                    -             123
         Capital lease obligations (Note 10)                                 8               8
         Deferred revenue                                                   63               -
                                                                 -------------------------------
                                                                         2,024           1,084
         Less current maturities                                           961               8
                                                                 -------------------------------
         Long-term debt                                                 $1,063          $1,076
                                                                 ===============================

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


4. Convertible Notes

Material Investor
-----------------
As described below, during the period December 2002 through March 25, 2006, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if- converted basis, gave Mr. Vey a 44% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors. He was appointed Chairman of the Board of Directors in May 2003.

In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments were made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible note. In January 2003, the Company received proceeds of $820,000 in the form of a $220,000 convertible note and a $600,000 promissory note. The promissory note accrued interest at a rate of 7% and matured on January 15, 2004. The convertible notes accrued interest at rates ranging from 7% to 8% and were convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The notes matured at various dates in December 2003 and January 2004. In January 2004, Mr. Vey elected to convert the above referenced notes into 13,000,000 shares of the Company's common stock of which 3,000,000 shares were received upon conversion by December 31, 2003.

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

The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,420,000 ($100,000 in December 2002 and $1,320,000 in January and March 2003),
as additional paid in capital and debt discount. This amount was accreted over the life of the promissory and term notes as additional interest expense. Expense recognized for the years ended December 31, 2004 and 2003 was $123,000 and $1,290,000, respectively. There was no expense related to this conversion feature for the year ended December 31, 2005, as it had been fully expensed in prior years.

During 2002, the Company issued to a third party as a finder's fee in lieu of cash fees, 1,610,000 warrants at a price of $0.40 per share for the above equity transactions and repriced a prior warrant to purchase 150,000 shares from $1.50 per share to $0.10 per share.

From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company's common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of the above referenced convertible notes into Company common stock. The remaining $175,000 of convertible notes remains outstanding as of December 31, 2005.

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

From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in proceeds and issued 8% convertible notes to David R. Vey. The notes were issued for a one- year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company's common stock.

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

From January 2005 through December 2005, the Company issued eleven 8% convertible notes to Mr. David R. Vey and received aggregate proceeds of $965,000. The convertible notes were issued at fair market value on the transaction dates. The notes were issued for a one-year term and are convertible at the option of the holder into 4,248,850 shares of the Company's common stock.

The Company also entered into a private placement transaction with an investor to provide the Company with $1,000,000 of working capital financing. The agreement provides for the investor to lend the Company $1,000,000 in two tranches of $250,000 each and one tranche of $500,000. On July 1, 2005, the investor lent the Company the initial $250,000. On August 2, 2005, the investor lent the Company the second tranche of $250,000. The final tranche of $500,000 was received on September 30, 2005, upon the Company meeting certain conditions. As evidence of such loans, the Company issued to the investor a convertible note dated as of the date of each loan, in the principal amount of each loan. The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investor may, at his option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The number of shares into which the principal may be converted is equal to $0.18 per share. The number of shares issuable upon conversion of the $1,000,000 principal balance of the convertible notes is 5,555,555. Accrued and unpaid interest may be paid in cash or, at the election of the investor, in shares at a conversion price of $0.18 per share. The conversion price for principal is protected by

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


4. Convertible Notes (continued)


full-ratchet anti-dilution, with the exemption of stock options issued to the Company's employees and directors only. As additional consideration, the investor shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise price of the warrant shall be $0.30 per share. In addition, the Company granted the investor a twelve (12) month extension on the expiration date of 525,266 stock purchase warrants issued from prior financings.

The Company has reviewed the terms of its convertible notes payable and has concluded that they are conventionally convertible as the holders may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares.

Subsequent to fiscal year end 2005, the Company issued an aggregate of 1,356,800 shares of its common stock to David R. Vey in lieu of a $203,520 cash payment for interest due through December 31, 2005 on convertible notes dated January 2003 through March 2005, respectively.

In January 2006, the Company issued 705,361 shares of its common stock to Oak Harbor Investments, a limited liability corporation in which David Vey and Richard T. Hartley are managing members, in lieu of a $105,804 cash payment for interest and late charges due through December 31, 2005 on promissory notes dated January and March 2003, respectively.

All of the securities issued in the preceding transactions to David R. Vey, Richard T. Hartley and Oak Harbor Investments were sold in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act" and Rule 506 thereunder.

All of the Company's assets are pledged as collateral for the promissory notes referenced above.

5. Stockholders' Equity

Class A Convertible Preferred Stock

Series A and H

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

In February 2006, the Company entered into a settlement agreement with Acxiom Corporation, holder of its Class A Series H, convertible preferred stock. In consideration of an $850,000 cash payment that is payable by June 30, 2006 or the cash settlement amount increases to $1,000,000 and 500,000 stock purchase warrants with an exercise price of $0.30 per share, exercisable for a three year period, Acxiom agreed to surrender 1,500 shares of Series H Preferred Stock, valued at $1,500,000, waive its right to accrued but unpaid dividends of approximately $735,000 related to the Series H Stock. In addition Acxiom will waive its rights to payment related to an outstanding $953,000 promissory note issued by SEDONA plus approximately $207,000 in accrued interest. In the event SEDONA does not pay the obligation by June 30, 2006, the agreement shall be null and void.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends on both Series A and Series H Preferred Stock at December 31, 2005 equaled $1,319,354 or $2.63 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements. Subsequent to December 31, 2005, the Company reached an agreement with the holder of its Series H Preferred Stock that resulted in the elimination of the cumulative but undeclared dividends at December 31, 2005 totaling $719,354 and the surrender of the 1,500 shares of its Series H Preferred Stock.

Common Equity

During 2005, the Company issued 150,032 shares of its common stock to two consultants in lieu of $37,000 cash compensation for investor relation services rendered. The Company issued 272,431 shares of its common stock to an attorney in lieu of $61,000 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

For the year ended December 31, 2005, the Company issued a total of 138,579 shares of its common stock to employees for shares purchased through the Employee Stock Purchase Plan. The purchases were valued at $23,806.

Also in 2005, the Company issued a total of 122,732 shares of its common stock as matching contribution to its employee 401(k) plan. The contribution was valued at $39,274.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


5. Stockholders' Equity (continued)

Subsequent to December 31, 2005, the Company issued an additional 33,595 shares of its common stock to a consultant in lieu of $7,500 cash compensation for investor relation services rendered in 2006. The Company also issued 127,493 shares of its common stock in the first quarter of 2006 to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

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

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between January 2006 and December 2013. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

   ---------------------------------------------- ---------------------------- -------------------------
                                                                                   Weighted Average
                                                            Shares                  Exercise Price
                                                  ---------------------------- -------------------------
   Outstanding at December 31, 2003                        3,230,057                     $1.45
   Canceled or expired                                      (295,345)                     1.77
   Granted                                                    50,000                      0.19
   Exercised                                                       -                         -
                                                  ---------------------------- -------------------------
   Outstanding at December 31, 2004                         2,984,712                    $1.46
   Canceled or expired                                       (439,000)                    2.06
   Granted                                                  2,221,998                     0.17
   Exercised                                                        -                        -
                                                  ---------------------------- -------------------------
   Outstanding at December 31, 2005                         4,767,710                    $0.80
   ---------------------------------------------- ---------------------------- -------------------------

   -------------------------- ---------------------- ---------------------------- -----------------------
        Exercisable at                                     Exercise Price            Weighted Average
           Year-end                  Options               Range Per Share            Exercise Price
   -------------------------- ---------------------- ---------------------------- -----------------------
             2004                   2,813,964              $0.17 to $5.13                 $ 1.55
   -------------------------- ---------------------- ---------------------------- -----------------------
             2005                   3,407,860              $0.15 to $5.13                 $ 1.07
   -------------------------- ---------------------- ---------------------------- -----------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


6. Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

                                       ------------------------------------------------------- ------------------
                                                               Ranges                                Total
   ----------------------------------- ------------------------------------------------------- ------------------
   Range of exercise prices             $0.15 to $1.16     $1.35 to $2.25    $2.50 to $5.13     $0.15 to $5.13
   ----------------------------------- ------------------ ----------------- ------------------ ------------------
   Options outstanding                         3,909,730           437,750            420,230          4,767,710
   Weighted average remaining
   contractual life (years)                         2.33               .76                .57               3.66
   Weighted average exercise price                 $0.80             $0.44              $1.87              $3.05
   Exercisable                                 2,549,880           437,750            420,230          3,407,860
   Weighted average exercise price                 $1.07             $0.61              $1.87              $3.05
   ----------------------------------- ------------------ ----------------- ------------------ ------------------

Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.30 to $3.75 per share and expiring between January 2006 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

   ---------------------------------------------- ---------------------------- --------------------------
                                                                                   Weighted Average
                                                            Shares                  Exercise Price
                                                  ---------------------------- --------------------------
   Outstanding at December 31, 2003                       15,326,656                    $1.18
   Canceled or expired                                      (542,993)                    1.74
   Granted                                                   851,064                     0.70
   Exercised                                                (200,000)                    0.50
                                                  ---------------------------- --------------------------

   Outstanding at December 31, 2004                       15,434,727                    $1.14
   Canceled or expired                                    (3,425,202)                    1.32
   Granted                                                   125,000                     0.35
   Exercised                                                       -                        -
                                                  ---------------------------- --------------------------

   Outstanding at December 31, 2005                       12,134,525                    $1.08
   ---------------------------------------------- ---------------------------- --------------------------

   --------------------------- --------------------- ---------------------------- -----------------------
         Exercisable at                                    Exercise Price            Weighted Average
            Year-end              Warrant Shares           Range Per Share            Exercise Price
   --------------------------- --------------------- ---------------------------- -----------------------
              2004                  15,195,900             $0.30 to $3.75                 $1.13
              2005                  11,895,698             $0.30 to $3.75                 $1.07
   --------------------------- --------------------- ---------------------------- -----------------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


6. Stock Options and Warrants (continued)

The following table summarizes information about common stock warrants outstanding at December 31, 2005:

                                        --------------------------------------------------------- -------------------
                                                                 Ranges                                 Total
   ------------------------------------ -------------------- ----------------- ------------------ -------------------
   Range of exercise prices               $0.30 to $1.25       $1.31 to $2.25   $2.50 to $3.75        $0.30 to $3.75
   ------------------------------------ -------------------- ----------------- ------------------ -------------------
   Outstanding                                    9,403,319         1,413,000          1,318,206          12,134,525
   Weighted average remaining
    contractual life (years)                            1.5               3.2                1.4                 1.8
   Weighted average exercise price                    $0.67             $2.09              $3.00               $1.08
   Exercisable                                    9,263,342         1,413,000          1,219,356          11,895,698
   Weighted average exercise price                    $0.66             $2.09              $3.04               $1.07
   ------------------------------------ -------------------- ----------------- ------------------ -------------------

The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: no dividends paid for all years; average expected volatility of 102% for 2005 and 114% for 2004; risk-free interest rates range from 1.0% to 5%, expected lives range from 2.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

----------------------------------- --------------------------------
                                        YEAR ENDED DECEMBER 31,
                                    --------------------------------
                                         2005             2004
----------------------------------- ---------------- ---------------
    Stock options and warrants           $0.18           $0.67
----------------------------------- ---------------- ---------------

During 2005, there were a total of 263,132 common stock options with an exercise price of $0.15 per share granted to Officers of the Company. The exercise price of these options equaled the fair market value or more of the common stock at the time of such grant. Additionally, 125,000 warrants were issued related to investors; as described in Note 4, these were granted on behalf of a material investor. There were no options granted to other investors during 2005.

Options to Directors and Officers

Included in the options and warrants granted above are the following:

During 2005, 263,132 options of the Company's common stock were granted to three Officers of the Company. These options were issued at or above fair market value of the common stock on the grant date at a weighted average exercise price of $0.15 per share, expiring in December 2015. As of December 31, 2005, none of these options were exercised.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


6. Stock Options and Warrants (continued)

During 2004, 50,000 options of the Company's common stock were granted to an Officer of the Company. These options were issued at or above fair market value of the common stock on the grant date at a weighted average exercise price of $0.19 per share, expiring no later than December 2013. As of December 31, 2005, none of these options were exercised.

Shares reserved for future issuance of common stock approximate 12,697,157 as of December 31, 2005.

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

On May 5, 2003, the Company filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint, but not limited to enforcement of settlement date and affirmative determination. As of December 31, 2005, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


8. Related Party Transactions

In September 2003, the Company sold a licensing agreement to ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the license agreement is $1,000,000, which includes delivery of the current version of Intarsia(R) plus the cost of other contract defined milestones related to the development of derivative products for the healthcare market. The Company was recognized $475,000 of revenue from this transaction in the third quarter of 2003 related to the sale of Intarsia(R), in accordance with SOP 97-2. The balance of the contract has been recognized as revenue in 2004 based upon the delivery of the remaining milestones in the agreement. The Company also recognized $6,000 of services revenue related to maintenance services in 2003. The balance of $19,000 was recognized as revenue in 2004 as services were performed.

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

During 2001, the plan was modified to allow the Board of Directors to consider, on an annual basis, a discretionary match for the Plan participants in the form of Company stock at a rate of up to 50% of employee contributions but not in excess of 3% of employee base compensation. In 2005 the match formula was changed to comply with current safe harbor rules. All employees receive a matching stock contribution equal to 3 (three) percent of their annual salary into the plan; the match may not to exceed IRS established limits.

In 2004, the Board approved a matching contribution which was valued at $56,000 and resulted in the issuance of 131,916 shares of the Company's common stock to the plan's trustee for the benefit of plan participants, valued at a closing price of $0.42 per share. In 2005, the Board approved a matching contribution which was valued at $39,000 and resulted in the issuance of 122,732 shares of the Company's common stock to the plan's trustee for the benefit of plan participants, valued at a closing price of $0.32 per share.

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

The Company leases certain office equipment under various non-cancelable operating and capital lease arrangements, which expire from 2002 to 2005. The Company entered into a lease for its corporate headquarters in December 2002, which commenced January 1, 2003 for a three-year term. In April 2004, the Company expanded its lease space at its corporate headquarters, as fully described in Item 2 - Description of Property, above. In December 2005, the Company renewed its lease obligation for its corporate headquarters for an additional five years. In November 2003, the Company entered into a three-year lease for an engineering facility in Plymouth, Minnesota. In December 2005, the Company renewed its lease obligation for its Minnesota space for an additional three years. Future minimum lease payments under these lease obligations total $379,500 and are all due per the table below.

                                         FUTURE MINIMUM BUILDING LEASE PAYMENTS
                                                      IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------
                               2006            2007            2008           2009            2010          TOTAL
-------------------------- --------------- -------------- --------------- -------------- --------------- -------------
Corporate Headquarters          $68             $70            $72             $75            $77            $362
Plymouth, MN                    $ 5             $ 6            $ 6             -               -             $ 17
    Total                       $73             $76            $78             $75            $77            $379
-------------------------- --------------- -------------- --------------- -------------- --------------- -------------

Rent expense for 2005 was $104,000 compared to 2004 which totaled $101,000.

Future minimum lease payments under capital lease obligations consist of $9,000 due in 2005, of which $1,000 is related to interest.

11. Other Accrued Liabilities and Accounts Payable

Other accrued liabilities comprise the following (in thousands):

--------------------------------------------------------- --------------------------------
                                                              Year ending December 31,
                                                               2005             2004
                                                          --------------- ----------------
Accrued payroll, benefits and severance                       $ 245            $ 132
Accrued rent                                                      -                3
Accrued fees and other expenses to Directors                    217              176
for professional services and other expenses
Accrued legal expenses related to Litigation (see Note           43              104
7, contingencies)
Note payable, general insurance                                 105              116
Miscellaneous                                                    58               53
                                                          --------------- ----------------
Total                                                          $668            $ 584
--------------------------------------------------------- --------------- ----------------

                        SEDONA Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


12. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses for the years ended December 31, 2005 and 2004 and the Company has provided a valuation allowance against all net operating loss carryforwards.

At December 31, 2005 and 2004, the Company had a recorded net deferred tax asset of $25.7 million and $24.8 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other reserves. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.

At December 31, 2005 and 2004, the Company had recorded current deferred tax assets of $186,000 and $293,000, respectively, which related primarily to accruals which may be recognized in the future for tax purposes. Additionally, at December 31, 2005 and 2004, the Company had recorded non-current deferred tax liabilities of $0 and $6,000, respectively, which related primarily to basis differences in capitalized software and property, plant and equipment.

At December 31, 2005 and 2004, the Company had approximately $63.9 million and $61.3 million, respectively, in federal net operating loss carryforwards that expire in various years through 2025. Additionally, the Company has approximately $42.2 million and $40.4 million respectively, of state net operating loss carryforwards that expire in various years beginning in 2006 through 2013.

The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code, Section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

13. Supplemental Disclosures of Cash Flow Information
    (in thousands)

--------------------------------------------- -------------------------------------------
                                                           Year Ended December 31
                                                        2005                    2004
                                              ------------------- -----------------------
Cash paid during the year for interest        $         18              $          6
Conversion of debenture and accrued
interest into common stock                                 -                     853
--------------------------------------------- ------------------- -----------------------

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

In February 2006, the Company entered into a settlement agreement with Acxiom Corporation, holder of its Class A Series H, convertible preferred stock. In consideration of an $850,000 cash payment that is payable by June 30, 2006 or the cash settlement amount increases to $1,000,000 and 500,000 stock purchase warrants with an exercise price of $0.30 per share, exercisable for a three year period, Acxiom agreed to surrender 1,500 shares of Series H Preferred Stock, valued at $1,500,000, waive its right to accrued but unpaid dividends of approximately $735,000 related to the Series H Stock. In addition Acxiom will waive its rights to payment related to an outstanding $953,000 promissory note issued by SEDONA plus approximately $207,000 in accrued interest. In the event that SEDONA does not pay the cash settlement amount by June 30, 2006, the agreement shall be null and void.

15. Major Customer Transactions and Geographic Information

As of December 2002, SEDONA sold its existing customer base and related services to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia(R) with Fiserv's resources to support and grow the Intarsia(R) product line. However, as a result of the Company's decision to re-establish a direct sales channel, beginning January 2005, SEDONA re-signed maintenance agreements with several customers from the Fiserv CCS business unit. The agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.

Revenues from one of the Company's major alliance partners, Fiserv Solutions Inc. accounted for thirteen (13%) of total sales in 2005. In 2004, three alliance partners accounted for ninety-one percent (91%) of total sales.

Substantially, all of the Company's revenues are from customers in the United States and all long-lived assets are located in the United States.

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

10.58 Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59 Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (18)

10.60 Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (18)

10.61 Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (18)

10.62# Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich

10.63#     Employment Agreement dated July 7, 2004 between Company and Alyssa S.
           Dver

10.64#     Employment Agreement dated July 20, 2004 between Company and Anita M.
           Primo

10.65# Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger

10.66 Convertible note by the Company in favor of David R. Vey dated March 25, 2005 (21)

10.70 Convertible note by the Company in favor of David R. Vey dated March 30, 2005 (21)

10.71 Convertible note by the Company in favor of David R. Vey dated April 14, 2005 (21)

10.72 Convertible note by the Company in favor of David R. Vey dated April 22, 2005 (22)

10.70*     Amended Facility Lease for King of Prussia, PA dated January 1, 2005
           (24)

10.71*     Amended Facility Lease for Plymouth, MN dated January 1, 2005 (24)

10.72* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.73* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.74* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.75* Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.76* Convertible note and related documents by the Company in favor of William J. Rucks dated July 1, 2005, August 1, 2005 and September 30, 2005 (23)(24)

14.1 Code of Conduct and Business Ethics, Adopted by the Board of Directors, June 21, 2004

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

(18)       Filed as an Exhibit to the 8-K on November 24, 2005.

(19)       Filed as an Exhibit to the 8-K on March 17, 2005.

(20) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)       Filed as an Exhibit to the 8-K on April 19, 2005.

(22)       Filed as an Exhibit to the 8-K on April 27, 2005.

(23)       Filed as an Exhibit to the 8-K on July 11, 2005.

(24)* Filed as an Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.