Form 10QSB
period 2006-03-31
SEDONA CORP
filed 2006-05-22
CIK 764843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark whether the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES[ ] NO [X].

At May 8, 2006, there were 89,547,583 shares outstanding of the registrant's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format: YES [ ] NO [X].

                       SEDONA CORPORATION AND SUBSIDIARIES



                                                                        INDEX
PART I.  FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- March 31, 2006 (Unaudited)        4
              and December 31, 2005

         Consolidated Statements of Operations -- (Unaudited)             5
              three months ended March 31, 2006 and 2005

         Consolidated Statements of Cash Flow -- (Unaudited)              6
              three months ended March 31, 2006 and 2005

         Notes to Consolidated Financial Statements - March 31, 2006      7-13

Item 2.  Management's Discussion and Analysis of                          13-15
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                          15

PART II.  OTHER INFORMATION
---------------------------

Item 1 through Item 6.                                                    16

SIGNATURE PAGE                                                            17

EXHIBIT INDEX                                                             18

CERTIFICATIONS                                                            19-22

                       NOTE ON FORWARD-LOOKING STATEMENTS


This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "may", "will", "should", "could", "would", "plan", "estimates", "projects", "predicts", "potential", "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA(R) Corporation (the "Company", SEDONA Corp." or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                      March 31,     December 31,
                                                                                        2006            2005
                                                                                  -------------------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                            $   205        $    51
  Accounts receivable, net of allowance for doubtful accounts of $0 and $0,
    respectively                                                                           174            254
  Prepaid expenses and other current assets                                                106            124
                                                                                  -------------------------------
Total current assets                                                                       485            429
                                                                                  -------------------------------
    Accounts receivable, non-current                                                       130             63
    Property and equipment, net of accumulated depreciation and amortization                24             25
    Non-current assets - other                                                               3              3
                                                                                  -------------------------------
Total non-current assets                                                                   157             91
                                                                                  -------------------------------
Total assets                                                                           $   642        $   520
                                                                                  ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                        $272           $263
  Accrued expenses and other current liabilities                                           701            668
  Deferred revenue                                                                         619            554
  Current maturities of long-term debt                                                     458            961
  Interest payable on current maturities of long-term debt                                 135            267
  Interest payable with common stock                                                         -            292
  Short-term debt - notes                                                                3,435          3,435
                                                                                  -------------------------------
Total current liabilities                                                                5,620          6,440
                                                                                  -------------------------------

Long-term debt, less current maturities and net of debt discount                         1,288          1,000
Deferred revenue                                                                           130             63
                                                                                  -------------------------------
Total long-term liabilities                                                              1,418          1,063
                                                                                  -------------------------------
Total liabilities                                                                      $ 7,038        $ 7,503
                                                                                  -------------------------------

Stockholders' (deficit):
Class A convertible preferred stock
  Authorized shares - 1,000,000
  Series A, par value $2.00, Issued and outstanding shares - 500,000                     1,000          1,000
  Series H, par value $2.00, Issued and outstanding shares - 1,500                           -          1,500
Common stock, par value $0.001
  Authorized shares -175,000,000, Issued and outstanding shares -89,547,583
   and 87,324,334 in 2006 and 2005, respectively                                            89             87
  Additional paid-in-capital                                                            63,151         60,646
  Accumulated deficit                                                                  (70,636)       (70,216)
                                                                                  -------------------------------
Total stockholders' deficit                                                             (6,396)        (6,983)
                                                                                  -------------------------------
Total liabilities and stockholders' deficit                                            $   642        $   520
                                                                                  ===============================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                  ------------------------------------------
                                                                          2006                   2005
                                                                  ------------------------------------------
REVENUES:
  Product licenses-unrelated parties                               $       162             $         8
  Services-unrelated parties                                               114                     149
  Services-related parties                                                 192                       -
                                                                  ------------------------------------------
Total revenues                                                             468                     157
                                                                  ------------------------------------------

COST OF REVENUES:
  Product licenses                                                           5                       -
  Services                                                                  59                      84
                                                                  ------------------------------------------
Total cost of revenues                                                      64                      84
                                                                  ------------------------------------------
Gross profit                                                               404                      73

EXPENSES:
  General and administrative                                               439                     405
  Sales and marketing                                                       66                     167
  Research and development                                                 214                     248
                                                                  ------------------------------------------
Total operating expenses                                                   719                     820
                                                                  ------------------------------------------
Loss from operations                                                      (315)                   (747)
                                                                  ------------------------------------------

OTHER (EXPENSE):
  Interest expense                                                        (105)                    (70)
                                                                  ------------------------------------------
Total other expense                                                       (105)                    (70)
                                                                  ------------------------------------------
Net loss                                                                  (420)                   (817)
Deemed dividends applicable to preferred stockholders                      (30)                    (68)
                                                                  ------------------------------------------
Loss applicable to Common Stockholders                             $      (450)            $      (885)
                                                                  ==========================================
Basic and diluted net loss per share applicable to
    common shares                                                  $     (0.01)            $     (0.01)
                                                                  ==========================================

 Basic and diluted weighted average common shares outstanding       88,934,673              86,680,816
                                                                  ==========================================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                             --------------------------------
OPERATING ACTIVITIES:                                               2006            2005
                                                             --------------------------------
Net loss                                                          $ (420)          $(817)
Adjustments to reconcile net loss to net cash used in
operating activities:

  Depreciation                                                         1               6
     Charge for option and warrant based compensation                 42               4
     Charge for legal and consulting services                         23              19
Changes in operating assets and liabilities:
  Accounts receivable                                                 13             245
  Prepaid expenses and other current assets                           18              51
  Accounts payable and accrued expenses                              145             157
  Deferred revenue                                                   132            (96)
                                                             --------------------------------
Net cash used in operating activities                                (46)           (431)
                                                             --------------------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                     -               -
                                                             --------------------------------
Net cash used in investing activities                                  -               -
                                                             --------------------------------

FINANCING ACTIVITIES:
Issuance of convertible notes                                        600             375
Repayments of long-term obligations                                 (400)              -
                                                             --------------------------------
Net cash provided by financing activities                            200             375
                                                             --------------------------------
Net increase in cash and cash equivalents                            154             (56)
Cash and cash equivalents, beginning of period                        51             138
                                                             --------------------------------
Cash and cash equivalents, end of period                          $  205           $  82
                                                             ================================

See accompanying notes.

Note #1:  General
          -------

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries ("SEDONA" or the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2006 are not necessarily indicative of the results to be experienced for the year ended December 31, 2006.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($420,000) realized during the three months ended March 31, 2006, the Company incurred substantial losses from operations of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansions of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company's plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. Subsequent to December 31, 2005, the Company received $750,000 in proceeds from the issuance of long-term convertible debentures and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the first quarter of 2007; however, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2005 annual financial statements on Form 10-KSB filed on April 21, 2006.

Note #2:  Property and Equipment (In thousands)
          -------------------------------------

Property and equipment consists of:

                                                                  Three months ended       Year Ending
                                                                       March 31,           December  31,
                                                                         2006                   2005
                                                                ------------------------------------------
Machinery and equipment                                                  $ 76                   $ 76
Furniture and fixtures                                                      -                      -
Leasehold improvements                                                     15                     15
Purchased software for internal use                                        31                     31
                                                                ------------------------------------------
                                                                          122                    122
Less accumulated depreciation and amortization                             98                     97
                                                                ------------------------------------------
                                                                         $ 24                   $ 25
                                                                ==========================================

Note #3:  Stockholders' Equity and Other Financing Activities
          ---------------------------------------------------

During the first three months of 2006, the Company issued 33,595 shares of its Common Stock to consultants in lieu of $5,000 cash compensation for professional services rendered. The Company also issued 127,493 shares of its Common Stock to an attorney in lieu of $18,300 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

During January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor Investments for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.

The Company also entered into a private placement transaction with two investors to provide the Company with $600,000 of working capital financing on March 31, 2006. As evidence of such loans, the Company issued to the investors convertible notes dated as of the date of each loan, in the principal amount of each loan. The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The number of shares into which the principal may be converted is equal to $0.25 per share. The number of shares issuable upon conversion of the $600,000 principal balance of the convertible notes is 2,400,000. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.25 per share. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company's employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise price of the warrant shall be $0.35 per share.

Subsequent to March 31, 2006, the Company issued an 8% convertible note to Mr. David R. Vey, the Company's Chairman of its Board of Directors and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note matures on May 1, 2008. The number of shares into which the principal may be converted is equal to $0.14726 per share. The number of shares issuable upon conversion of the $155,000 principal balance of the convertible note is 1,052,560. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share. SEDONA may, after thirty days written notice to the investor, prepay any part or the entire balance of the note without penalty, provided the investor does not elect in writing to convert all or a designated part of the principal and interest amount of the convertible note to equity during the thirty day notice period.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at March 31, 2006 equaled $630,000 or $1.26 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements. On March 31, 2006, the Company reduced its cumulative but undeclared dividends on its Class A, Series H Convertible Preferred Stock by $756,854 or $1.51 per share due to the settlement agreement which surrendered the Series H Convertible Preferred Stock without the payment of accrued dividends, as fully described in Note 8.

Note #4:  Major Customers
          ---------------

Revenues generated from three of the Company's clients, ACEncrypt Solutions, a related party, Advancial Federal Credit Union and Fiserv Corporation, accounted for 75% of total revenues earned in the quarter ended March 31, 2006. Revenues generated from one major alliance partner (OSI) accounted for 15% of total revenues earned in the quarter ended March 31, 2005.

Note #5:  Supplemental Disclosures of Cash Flow Information
          -------------------------------------------------

                                                                 Three months ended
                                                                     March 31,
                                                           ------------------------------
                                                               2006               2005
                                                           ------------------------------
Cash paid during period for interest                        $    589            $  1,472
Conversion of accrued interest into common stock            $309,324            $      -

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

On March 31, 2006, the Company entered into a final settlement agreement with Acxiom Corporation, holder of its Class A, Series H, convertible preferred stock. In consideration of an $850,000 cash payment that is payable in the amounts of $400,000 on March 31, 2006 and $450,000 on June 30, 2006
respectively, and the agreement to issue 500,000 stock purchase warrants with an exercise price of $0.30 per share, exercisable for a three year period, Acxiom agreed to surrender 1,500 shares of Series H Preferred Stock, valued at $1,500,000, waive its right to accrued but unpaid dividends of approximately $756,854 related to the Series H Stock. In addition, Acxiom agreed to waive its rights to payment related to an outstanding $953,000 promissory note issued by SEDONA plus approximately $217,858 in accrued interest. Since this is considered to be a capital transaction with a related party, the Company accounted for the debt extinguishment of $1,828,858 as additional paid in capital and reduced the current maturities of long term debt by $103,000; reduced interest payable on current maturities of long term debt by $217,858; and reduced its Class A, Series H Preferred Stock by $1,500,000. In addition, the Company reduced its accrued but unpaid dividends by $756,854 or $1.51 per share.

Note #8:  Litigation
          ----------

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

Note #9:  Related Party Transaction
          -------------------------

In October 2005, the Company entered into a professional services agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the professional services project is $242,000, which includes consultative, development and software testing work in the development of an ACEncrypt product offering. The Company recognized $192,000 of revenue from this transaction in the first quarter of 2006 after the completion and sign-off was received from ACEncrypt Solutions for milestone number one, the beta release. The second milestone is expected to be completed during the second quarter of 2006. The balance of the professional services agreement revenue will be deferred until delivery of the remaining milestone. At March 31, 2006, accounts receivable reflect $42,000 in services related to the completion of milestone one the invoice is due and payable thirty days from the invoice date.

Note #10: Stock Options & Warrants
          ------------------------

On January 1, 2006, the Company adopted the Financial Accounting Standards Board
(FASB) Statement No. 123 (R), Share Based Payment, as required. The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Prior to January 1, 2006, the Company accounted for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $42,000 for share-based payments for the period ended March 31, 2006. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earning
(loss) per share had the Company adopted the fair value method since the Company's inception. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards, it would have resulted in an additional $3,889 of compensation expense for the first quarter of 2005, increasing the net loss from $817,000 to $821,000 or ($0.01) per share. As of March 31, 2006, the total expense impact of the non-vested awards is $160,310 and will be recognized over a weighted-average period of 4.67 years.

Long-Term Incentive Plans

During 2000, the Stockholders of the Company approved the 2000 Incentive Stock Option Plan (the "2000 Plan"). This plan has replaced the 1992 Long-Term Incentive Plan (the "1992 Plan") under which no further options will be issued. Significant provisions of the 2000 Plan include: reserving 15% of the outstanding shares for awards that may be outstanding at any one time, rather authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees. The term of each Award under the Plan shall be for such period as may be determined by the Committee which administers such plan but generally in no event shall the term exceed a period of ten years from the date of grant. Options issued under the Plan are considered outstanding until they are exercised and any other Award is outstanding in the calendar year in which it is granted and for so long thereafter as it remains such to any vesting condition required continuing employment. The Committee shall determine the term of each Option, the circumstances under which an award may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, including without limitation, cash, stock, other awards or awards granted under other plans of the Company and any subsidiary, or other property and the methods by or forms in which Stock will be delivered or deemed to be delivered to participants.

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between April 2006 and December 2013. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
                                                                                          Weighted
                                                                                        Average Value
                                                                  Weighted               of remaining        Aggregate intrinsic
                                                                   Average               contractual          value of in-the-
                                             Shares            Exercise Price           terms (years)           money options
                                      --------------------- ---------------------- ------------------------ ----------------------

------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Outstanding at December 31, 2005                 4,767,710                  $0.80                     3.66                      -
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Canceled or expired                              (331,918)                  $1.61
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Granted                                                  -                      -
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Exercised                                                -                      -
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Outstanding at March 31, 2006                    4,435,792                  $0.77                     3.88               $440,650
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Exercisable at March 31, 2006                    3,102,314                  $1.01                     3.52               $165,341
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------

Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.30 to $3.75 per share and expiring between January 2006 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
                                                                                          Weighted
                                                                                        Average Value
                                                                  Weighted               of remaining        Aggregate intrinsic
                                                                   Average               contractual          value of in-the-
                                             Shares            Exercise Price           terms (years)           money warrants
                                      --------------------- ---------------------- ------------------------ ----------------------

------------------------------------- --------------------- ---------------------- ------------------------ ----------------------
Outstanding at December 31, 2005                12,134,525                  $1.08                     1.80                      -

Canceled or expired                             (1,817,348)                  0.95
Granted                                          1,200,000                   0.35
Exercised                                                -                      -
Outstanding at March 31, 2006                   11,517,177                  $1.03                     1.93               $118,500
Exercisable at March 31, 2006                   11,293,126                  $1.02                     1.89               $118,500
------------------------------------- --------------------- ---------------------- ------------------------ ----------------------

The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: no dividends paid for all years; average expected volatility of 107% for 2006 and 102% for 2005; risk-free interest rates of 4.83% for 2006 and 1% to 5% for 2005, expected terms range from 2.00 to 10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

------------------------------ --------------------------------------------
                                         For the period ended
------------------------------ --------------------------------------------
                               March 31, 2006           December 31, 2005
------------------------------ ------------------------ -------------------
Stock options and warrants     $0.28                    $0.18
------------------------------ ------------------------ -------------------

During the first quarter of 2006, there were no common stock options or warrants granted to Officers of the Company. Additionally, a total of 1,200,000 warrants were issued related to investors.

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

In an effort to capture rapidly and cost effectively a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM technology to Third Party Alliance Partners (TPAP's), who market, sell, distribute and support SEDONA's technology either as a component of its total solution or as a standalone offering. The Company receives royalty fees based on a percentage of:

     1. The license fee and annual maintenance fee charged by the TPAP to each customer in-house deployment of SEDONA's CRM technology, and
     2. The monthly subscription fee charged by the TPAP to each customer deploying SEDONA's CRM technology in an Application Service Provider
          (ASP) environment.

The royalty fee for each sale is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that a sale has been completed with their enduser and monies are owed to SEDONA. As of March 31, 2006, the Company has recorded a total of $201,003 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

During the first quarter of 2006, the Company successfully completed the installation services under a license agreement with Advancial Federal Credit Union. In January 2006, the Company entered into a license agreement with Plumas Bank of Northern California. Also in January 2006, the Company announced that the National Association of Federal Credit Unions Services Corporation (NAFCU) had selected SEDONA as its preferred partner for member relationship management technologies. As such, NAFCU Services will be promoting Intarsia(R), SEDONA's MRM solution, to all of NAFCU's member credit unions. In March 2006, IntegraSys, a business unit of Fiserv, Inc. announced it had selected SEDONA's MRM technology, Intarsia(R), as the foundation for its MRM solution.

Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2006 and 2005.

Revenues for the three months ended March 31, 2006 and 2005 were $468,000 and $157,000, respectively, an increase of 198% over the same period a year ago. Revenue from license fees and royalties totaled $162,000 and $8,000 in the three months ended March 31, 2006 and 2005, respectively. Revenues from license fees and royalties were higher in 2006 than the same period in 2005 due to a $70,000 increase in direct sales contracts as well as a $92,000 increase in royalties from the company's alliance partners. During the first quarter of 2006 the Company recognized $306,000 in services revenue from related and unrelated parties compared to $149,000 during the same quarter in 2005, an increase of 105%. The increase in services revenue was primarily due to a $192,000 increase in related party revenue from ACEncrypt Solutions recognized in the first quarter of 2006 offset by a $35,000 or 23% decrease in project related fees from the Company's customer base.

Total cost of revenues decreased 24% to $64,000 for the three months ended March 31, 2006 from $84,000 reported for the three months ended March 31, 2005, mainly due to lower support costs relating to a policy change in which the Company limits customer support and maintenance services to its clients for the then-current version and the immediately prior version of its software. Since the Company reacquired its customer base in January 2005, it has successfully upgraded its entire client base to the then-current version or the immediately prior version of its software. While total cost of revenues decreased during the first quarter of 2006, gross profit increased. For the period ended March 31, 2006, a gross profit of $404,000 or 86% of revenue was reported compared to a $73,000 gross profit or 46% of revenue reported in the same period of 2005.

Total operating expenses decreased 12% to $719,000 in the first quarter of 2006, from $820,000 reported in the year earlier period. The savings are a result of staff reductions. At March 31, 2006, the Company had 15 full-time employees, compared to the same period in 2006, in which the Company had 19 full-time employees. In addition, beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement No. 123
(R) that required all share-based payments to be recognized in the income statement based on their fair value. For the quarter ended March 31, 2006, the Company recorded share based expense of $42,000 compared to $4,000 in the prior quarter ended March 31, 2005.

Other expenses in the three months ended March 31, 2006 increased 50% to $105,000 from $70,000 in 2005, reflecting an increase in interest expense on additional convertible notes and long-term debt.

Liquidity and Capital Resources
-------------------------------

At March 31, 2006, cash and cash equivalents increased 302% to $205,000 compared to the December 31, 2005 amount of $51,000. For the three months ended March 31, 2006 the cash flows from operating activities resulted in a net use of cash of $46,000, compared to $431,000 for the same months in 2005. The 89% decrease in the use of cash was primarily due to the decrease in accounts receivable and deferred revenue and an increase in other accrued liabilities.

There were no investing activities for the three-month periods ended March 31, 2006 and 2005 respectively.

For the three months ended March 31, 2006, the cash flows from financing activities resulted in net cash provided by financing activities of $200,000 compared to $375,000 in the same three-month period in 2005, a 47% decrease year over year. In 2006, the proceeds were derived from the issuance of $600,000 in convertible notes compared to $375,000 in convertible notes in 2005. The Company also used $400,000 of its proceeds to repay a long-term obligation to Acxiom Corporation, as fully described in Note 7.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($420,000) realized during the three months ended March 31, 2006, the Company incurred a substantial loss from operations of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansions of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company's plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. Subsequent to year-end the Company received $750,000 in proceeds from the issuance of long-term convertible debentures and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the first quarter of 2007; however, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.

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

There were no significant changes made in the Company's internal controls during the quarter ended March 31, 2006, or other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION
---------------------------

         Item 1 - Legal Proceedings - None.

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

                  Exhibit 31.1* - Certification of Principal Executive Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

                  Exhibit 31.2* - Certification of Principal Financial Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

                  Exhibit 32.1* - Certification of Principal Executive Officer pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

                  Exhibit 32.2* - Certification of Principal Financial Officer pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

-------------------------------------------------------------------------------------------------------------------
* Filed herewith

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                      SEDONA CORPORATION



DATE:  May 17, 2006                   /S/Marco A. Emrich
                                      ------------------------------------------
                                      Marco A. Emrich
                                      President and Chief Executive Officer

DATE:  May 17, 2006                   /S/Anita M. Primo
                                      ------------------------------------------
                                      Anita M. Primo
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

Exhibit 31.1*         Certification of Principal Executive Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

Exhibit 31.2*         Certification of Principal Financial Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

Exhibit 32.1*         Certification of Principal Executive Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

Exhibit 32.2*         Certification of Principal Financial Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------------------------

* Filed herewith