Form 10QSB
period 2006-06-30
SEDONA CORP
filed 2006-08-14
CIK 764843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to

                         Commission file number 0-15864



                               SEDONA Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)

         PENNSYLVANIA                                         95-4091769
-------------------------------------------------------------------------------
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                          Identification No.)

1003 W. 9th Avenue, Second Floor, King of Prussia, PA                19406
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code (610) 337-8400.

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES[ ] NO [X].


At August 8, 2006, there were 89,843,102 shares outstanding of the registrant's common stock, par value $0.001 per share.


Transitional Small Business Disclosure Format: YES [ ] NO [X] .

                       SEDONA CORPORATION AND SUBSIDIARIES

                                                                        INDEX
PART I.  FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 2006 (Unaudited)         4
              and December 31, 2005

         Consolidated Statements of Operations -- (Unaudited)             5
              three months ended June 30, 2006 and 2005

         Consolidated Statements of Operations -- (Unaudited)
              six months ended June 30, 2006 and 2005                     6

         Consolidated Statements of Cash Flow -- (Unaudited)              7
              six months ended June 30, 2006 and 2005

         Notes to Consolidated Financial Statements - June 30, 2006       8-14

Item 2.  Management's Discussion and Analysis of                          15-17
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                          17

PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                    18

SIGNATURE PAGE                                                            19

EXHIBIT INDEX                                                             20


CERTIFICATIONS                                                            21-24

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

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                    June 30,      December 31,
                                                                                      2006            2005
                                                                                  ----------------------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     59       $     51
   Accounts receivable                                                                  250            254
   Prepaid expenses and other current assets                                             48            124
                                                                                   --------       --------
Total current assets                                                                    357            429
                                                                                   --------       --------
     Accounts receivable, non-current                                                   145             63
     Property and equipment, net of accumulated depreciation and amortization            22             25
     Non-current assets - other                                                           3              3
                                                                                   --------       --------
Total non-current assets                                                                170             91
                                                                                   --------       --------
Total assets                                                                       $    527       $    520
                                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                $    306       $    263
   Accrued expenses and other current liabilities                                       555            668
   Deferred revenue                                                                     321            554
   Current maturities of long-term debt                                                 983            961
   Interest payable on short and long-term debt                                         146            267
   Interest payable with common stock                                                     -            292
   Short-term debt - notes                                                            3,590          3,435
                                                                                   --------       --------
Total current liabilities                                                             5,901          6,440
                                                                                   --------       --------

Long-term debt, less current maturities                                               1,600          1,000
Deferred revenue                                                                        145             63
                                                                                   --------       --------
Total long-term liabilities                                                           1,745          1,063
                                                                                   --------       --------
Total liabilities                                                                  $  7,646       $  7,503
                                                                                   --------       --------

Stockholders' (deficit):
Class A convertible preferred stock
   Authorized shares - 1,000,000
   Series A, par value $2.00, Issued and outstanding shares - 500,000                 1,000          1,000
   Series H, par value $2.00, Issued and outstanding shares - 1,500                       -          1,500
Common stock, par value $0.001
   Authorized shares -175,000,000, Issued and outstanding shares -89,843,102
    and 87,324,334 in 2006 and 2005, respectively                                        90             87
   Additional paid-in-capital                                                        62,965         60,646
   Accumulated deficit                                                              (71,174)       (70,216)
                                                                                   --------       --------
Total stockholders' deficit                                                          (7,119)        (6,983)
                                                                                   --------       --------
Total liabilities and stockholders' deficit                                        $    527       $    520
                                                                                   ========       ========

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                          2006                2005
                                                                     ---------------------------------
REVENUES:
   Product licenses-unrelated parties                                 $         72       $         87
   Services-unrelated parties                                                  190                142
   Services-related parties                                                     48                  -
                                                                      ------------       ------------
Total revenues                                                                 310                229
                                                                      ------------       ------------

COST OF REVENUES:
   Product licenses                                                              -                  -
   Services                                                                     84                 49
                                                                      ------------       ------------
Total cost of revenues                                                          84                 49
                                                                      ------------       ------------
Gross profit                                                                   226                180

EXPENSES:
   General and administrative                                                  355                357
   Sales and marketing                                                         123                135
   Research and development                                                    160                245
                                                                      ------------       ------------
Total operating expenses                                                       638                737
                                                                      ------------       ------------
Loss from operations                                                          (412)              (557)
                                                                      ------------       ------------

OTHER (EXPENSE):
   Interest expense                                                           (126)               (84)
                                                                      ------------       ------------
Total other expense                                                           (126)               (84)
                                                                      ------------       ------------
Net loss                                                                      (538)              (641)
Deemed dividends applicable to preferred stockholders                          (30)               (68)
                                                                      ------------       ------------
Loss applicable to Common Stockholders                                $       (568)      $       (709)
                                                                      ============       ============
Basic and diluted net loss per share applicable to common shares      $      (0.01)      $      (0.01)
                                                                      ============       ============
Basic and diluted weighted average common shares outstanding            89,689,362         86,853,638
                                                                      ============       ============

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                           2006              2005
                                                                     --------------------------------
REVENUES:
   Product licenses                                                   $        234       $         95
   Services- unrelated parties                                                 304                291
   Services- related parties                                                   240                  -
                                                                      ------------       ------------
Total revenues                                                                 778                386
                                                                      ------------       ------------

COST OF REVENUES:
   Product licenses                                                              5                  -
   Services                                                                    143                132
                                                                      ------------       ------------
Total cost of revenues                                                         148                132
                                                                      ------------       ------------
Gross profit                                                                   630                254

EXPENSES:
   General and administrative                                                  794                762
   Sales and marketing                                                         189                303
   Research and development                                                    374                493
                                                                      ------------       ------------
Total operating expenses                                                     1,357              1,558
                                                                      ------------       ------------
Loss from operations                                                          (727)            (1,304)
                                                                      ------------       ------------

OTHER EXPENSE:
   Debenture expense                                                           (26)                 -
   Interest expense                                                           (205)              (154)
                                                                      ------------       ------------
Total other expense                                                           (231)              (154)
                                                                      ------------       ------------
Net Loss                                                                      (958)            (1,458)
Preferred stock dividends                                                      (60)              (135)
                                                                      ------------       ------------
Net loss applicable to Common Stockholders                            $     (1,018)      $     (1,593)
                                                                      ============       ============

Basic and diluted net loss per share applicable to common shares      $      (0.01)      $      (0.02)
                                                                      ============       ============

Basic and diluted weighted average common shares outstanding            89,314,102         86,766,835
                                                                      ============       ============

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                               ---------------------------
OPERATING ACTIVITIES:                                          2006                2005
                                                               ---------------------------

Net loss                                                       $  (958)          $(1,458)
Adjustments to reconcile net loss to net cash used in
operating activities:

     Depreciation                                                    3                12
     Charge for stock based compensation                            87                 7
     Charge for legal and consulting services                       63                47
     Charge for 401k stock contribution                              -                39
     Charge for discount amortization                               26                 -
Changes in operating assets and liabilities:
   Accounts receivable                                             (78)              280
   Prepaid expenses and other current assets                        76                94
   Accounts payable and other liabilities                           44               288
   Deferred revenue                                               (151)             (195)
                                                               -------           -------
Net cash used in operating activities                             (888)             (886)
                                                               -------           -------

INVESTING ACTIVITIES:
Purchase of property and equipment                                   -               (16)
                                                               -------           -------
Net cash used in investing activities                                -               (16)
                                                               -------           -------

FINANCING ACTIVITIES:
Issuance of convertible notes                                      755               750
Issuance of short term promissory note                             975                 -
Repayments of long-term obligations                               (850)                -
Proceeds from the issuance of common stock, net                     16                15
                                                               -------           -------
Net cash provided by financing activities                          896               765
                                                               -------           -------
Net increase in cash and cash equivalents                            8              (137)
Cash and cash equivalents, beginning of period                      51               138
                                                               -------           -------
Cash and cash equivalents, end of period                       $    59           $     1
                                                               =======           =======

See accompanying notes.

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries ("SEDONA" or the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2006 are not necessarily indicative of the results to be experienced for the year ended December 31, 2006.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($958,000) realized during the six months ended June 30, 2006, the Company incurred substantial losses from operations of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansions of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company's plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. During the second quarter of 2006, the Company received $975,000 in proceeds from the issuance of short-term debt and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the first quarter of 2007; however, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.

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

Note #2:  Property and Equipment (In thousands)

Property and equipment consists of:

                                                      Six months ended            Year Ending
                                                          June 30,                December 31,
                                                            2006                      2005
                                                     -----------------------------------------
Machinery and equipment                                   $ 76                      $ 76
Furniture and fixtures                                       -                         -
Leasehold improvements                                      15                        15
Purchased software for internal use                         31                        31
                                                          ----                      ----
                                                           122                       122
Less accumulated depreciation and amortization             100                        97
                                                          ----                      ----
                                                          $ 22                      $ 25
                                                          ====                      ====

Note #3:  Stockholders' Equity and Other Financing Activities

During the first six months of 2006, the Company issued 113,423 shares of its Common Stock to consultants in lieu of $20,000 cash compensation for professional services rendered. The Company also issued 242,262 shares of its Common Stock to an attorney in lieu of $43,100 cash compensation for services rendered in relation to the litigation filed by the Company on May 5, 2003.

During January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor Investments for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.

The Company also entered into a private placement transaction with two investors to provide the Company with $600,000 of working capital financing on March 31, 2006. As evidence of such loans, the Company issued to the investors, convertible notes dated as of the date of each loan, in the principal amount of each loan. The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. These notes were amended on May 31, 2006. The conversion price into which the principal may be converted was changed to $0.20 per share. The number of shares into which the principal may be converted is equal to 3,000,000. The maturity date of the transaction was also extended to May 31, 2008. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.20 per share. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company's employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise price of the warrant shall be $0.35 per share.

In May 2006, the Company issued an 8% convertible note to Mr. David R. Vey, the Company's Chairman of its Board of Directors and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note matures on May 1, 2008. The number of shares into which the principal may be converted is equal to $0.14726 per share. The number of shares issuable upon conversion of the $155,000 principal balance of the convertible note is 1,052,560. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share. SEDONA may, after thirty days written notice to the investor, prepay any part or the entire balance of the note without penalty, provided the investor does not elect in writing to convert all or a designated part of the principal and interest amount of the convertible note to equity during the thirty day notice period.

A series of approximately twenty convertible notes issued by the Company in favor of David Vey for the approximate principal sum of $2,590,000 issued by the Company in favor of David Vey expired on July 1, 2006. The Company and Mr. Vey are currently negotiating the terms of a refinancing of such notes. In addition, Mr. Vey loaned the Company $975,000 in short-term funding during the second quarter of 2006. As part of the restructuring above, the Company and Mr. Vey are currently negotiating the terms of the short-term funding.

Additionally, two notes issued by the Company in favor of Oak Harbor Investments for the principal sum of $1,000,000 expired on July 1, 2006. The Company and Oak Harbor Investments are currently negotiating the terms of a refinancing of such notes. Mr. Vey is a principal of Oak Harbor Investments.

In May 2006, the Company issued a total of 100,922 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at $15,875. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $2,800 of compensation expense related to common stock purchase of $15,875.

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at June 30, 2006 equaled $660,000 or $1.32 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements. On March 31, 2006, the Company reduced its cumulative but undeclared dividends on its Class A, Series H Convertible Preferred Stock by $756,854 or $1.51 per share due to the settlement agreement which surrendered the Series H Convertible Preferred Stock without the payment of accrued dividends, as fully described in Note 7.

Note #4:  Major Customers

Revenues generated from four of the Company's clients, ACEncrypt Solutions, a related party, Bremer Bank, Plumas Bank and Fiserv Corporation, accounted for 58% of total revenues earned in the quarter ended June 30, 2006. Revenues generated from one major alliance partner (Fiserv CBS) and one direct sales customer (Community National Bank) accounted for 42% of total revenues earned in the quarter ended June 30, 2005.

Subsequent to June 30, 2006, the Company entered into a license agreement for the sale of Intarsia with a financial services institution in the amount of $218,670.

Note #5:  Supplemental Disclosures of Cash Flow Information

                                                                            Six months ended
                                                                                June 30,
                                                                -----------------------------------------
                                                                          2006                   2005
                                                                -----------------------------------------
Cash paid during period for interest                               $     97,000                 $    3
Conversion of accrued interest into common stock                   $    309,324                 $    -
Settlement of Acxiom Obligations                                   $   2,577,712                     -

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

Note #7:  CIMS Transaction

In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. Five-year warrants amounting to an aggregate of $550,000 were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 was to be paid contingent on the performance of the business unit acquired ("the Contingent Payment"). Through March 2004, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance of the business unit acquired. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. In November 2003, the Company restructured the agreement with Acxiom. The Company has issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest were due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which are accrued net of a credit due back to the Company of $78,000; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom. The Company believes that there is a remote possibility of having to provide future services related to this agreement.

On March 31, 2006, the Company entered into a final settlement agreement with Acxiom Corporation, holder of its Class A, Series H, convertible preferred stock. In consideration of an $850,000 cash payment that was paid in the amounts of $400,000 on March 31, 2006 and $450,000 on June 30, 2006 respectively, and the agreement to issue 500,000 stock purchase warrants with an exercise price of $0.30 per share, exercisable for a three year period, Acxiom agreed to surrender 1,500 shares of Series H Preferred Stock, valued at $1,500,000, waive its right to accrued but unpaid dividends of approximately $756,854 related to the Series H Stock. In addition, Acxiom agreed to waive its rights to payment related to an outstanding $953,000 promissory note issued by SEDONA plus approximately $217,858 in accrued interest. Since this is considered to be a capital transaction with a related party, the Company accounted for the debt extinguishment of $1,820,858 as additional paid in capital and reduced the current maturities of long term debt by $103,000; reduced interest payable on current maturities of long term debt by $217,858; and reduced its Class A, Series H Preferred Stock by $1,500,000. In addition, the Company reduced its accrued but unpaid dividends by $756,854 or $1.51 per share.

Note # 8:  Litigation

On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc
(OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

Note # 9:  Related Party Transaction

In October 2005, the Company entered into a professional services agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the professional services project is $240,000, which includes consultative, development and software testing work in the development of an ACEncrypt product offering. The Company recognized $192,000 of revenue from this transaction in the first quarter of 2006 after the completion and sign-off was received from ACEncrypt Solutions for milestone number one, the beta release. The second milestone was completed during the second quarter of 2006 and the Company recognized the remaining $48,000 of revenue. At June 30, 2006, accounts receivable reflect $40,000 in services related to the completion of milestone two. The invoice is due and payable thirty days from the invoice date.

In addition, the Company completed the following transactions with David R. Vey, the Company's Chairman of its Board of Directors. In January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor Investments for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.

In May 2006, the Company issued an 8% convertible note to Mr. David R. Vey, and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note matures on May 1, 2008. The number of shares into which the principal may be converted is equal to $0.14726 per share. The number of shares issuable upon conversion of the $155,000 principal balance of the convertible note is 1,052,560. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share. SEDONA may, after thirty days written notice to the investor, prepay any part or the entire balance of the note without penalty, provided the investor does not elect in writing to convert all or a designated part of the principal and interest amount of the convertible note to equity during the thirty day notice period.

A series of approximately twenty convertible notes issued by the Company in favor of David Vey for the approximate principal sum of $2,590,000 issued by the Company in favor of David Vey expired on July 1, 2006. The Company and Mr. Vey are currently negotiating the terms of a refinancing of such notes. In addition, Mr. Vey loaned the Company $975,000 in short-term funding during the second quarter of 2006. As part of the restructuring above, the Company and Mr. Vey are currently negotiating the terms of the short-term funding.

Additionally, two notes issued by the Company in favor of Oak Harbor Investments for the principal sum of $1,000,000 expired on July 1, 2006. The Company and Oak Harbor Investments are currently negotiating the terms of a refinancing of such notes. Mr. Vey is a principal of Oak Harbor Investments.


Note # 10:  Stock Options & Warrants

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

Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $87,000 for share-based payments for the period ended June 30, 2006. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earning (loss) per share had the Company adopted the fair value method since the Company's inception. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards, it would have resulted in an additional $3,015 of compensation expense for the second quarter of 2005, increasing the net loss from $641,000 to $644,000 or ($0.01) per share. As of June 30, 2006, the total expense impact of the non-vested awards is $118,448 and will be recognized over a weighted-average period of 4.42 years.

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

Options outstanding under the Long-Term Incentive Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between July 2006 and December 2015. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:

   ------------------------------------------------------------------------------------------------------------
                                                          Weighted Average Weighted Average      Aggregate
                                                           Exercise Price      Value of       intrinsic value
                                                                               remaining      of in-the-money
                                                                              contractual         options
                                                 Shares                       terms (years)
   ------------------------------------------------------------------------------------------------------------
   Outstanding at December 31, 2005             4,767,710            $0.80              3.66        $        -
   ------------------------------------------------------------------------------------------------------------
   Canceled or expired                          (620,856)            $1.46
   ------------------------------------------------------------------------------------------------------------
   Granted                                              -                -
   ------------------------------------------------------------------------------------------------------------
   Exercised                                            -                -
   ------------------------------------------------------------------------------------------------------------
   Outstanding at June 30, 2006                 4,146,854              0.73              4.29       $    69,000
   ------------------------------------------------------------------------------------------------------------
   Exercisable at June 30, 2006                 2,819,749            $ 0.98              3.81       $    41,400
   ------------------------------------------------------------------------------------------------------------

Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.30 to $3.75 per share and expiring between July 2006 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:

   -----------------------------------------------------------------------------------------------------------------
                                                                          Weighted Average
                                                                              Value of
                                                                             remaining         Aggregate intrinsic
                                          Shares         Weighted Average  ontractual terms   value of in-the-money
                                                          Exercise Price      (years)              warrants
                                   ---------------------------------------------------------------------------------
   Outstanding at December 31,           12,134,525            $1.08              1.80                    $   -
   2005
   Canceled or expired                  (3,195,230)             1.00
   Granted                                1,200,000             0.35
   Exercised                                      -                -
   Outstanding at June 30, 2006          10,139,295             1.02              1.94                    $    -
   Exercisable at June 30, 2006           9,915,244            $1.01              1.90                    $    -
   -----------------------------------------------------------------------------------------------------------------


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

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

------------------------------------------------------------------------------------------------------------
                                                              For the period ended
------------------------------------------------------------------------------------------------------------
                                               June 30, 2006                     December 31, 2005
------------------------------------------------------------------------------------------------------------
Stock options and warrants                         $0.28                               $0.18
------------------------------------------------------------------------------------------------------------

During the second quarter of 2006, there were no common stock options or warrants granted to Officers of the Company.

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

The royalty fee for each sale is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that a sale has been completed with their enduser and monies are owed to SEDONA. As of June 30, 2006, the Company has recorded a total of $294,576 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms. This represents a 47% increase over the $201,003 reported as of March 31, 2006.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

During the second quarter of 2006, the Company successfully completed the installation services under a license agreement with Plumas Bank. In January 2006, the Company announced that the National Association of Federal Credit Unions Services Corporation (NAFCU) had selected SEDONA as its preferred partner for member relationship management technologies. As such, NAFCU Services will be promoting Intarsia(R), SEDONA's MRM solution, to all of NAFCU's member credit unions.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the six months ended June 30, 2006 and 2005.

Revenues for the three months ended June 30, 2006 and 2005 were $310,000 and $229,000, respectively, an increase of 35% over the same period a year ago. Revenue from license fees and royalties totaled $72,000 and $87,000 in the three months ended June 30, 2006 and 2005, respectively. Revenues from license fees and royalties were slightly lower in 2006 than the same period in 2005 due to a decline in comparative license product sales from an alliance partner. During the second quarter of 2006 the Company recognized $238,000 in services revenue from related and unrelated parties compared to $142,000 during the same quarter in 2005, an increase of 68%. The increase in services revenue was primarily due to a $48,000 increase in related party revenue from ACEncrypt Solutions recognized in the second quarter of 2006 as well as a $48,000 or 33% increase in project related professional service fees from the Company's customer base. License and service revenues are dependent upon the delivery requirements, size and complexity of the transaction with our clients and third party alliance partners.

Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support and installation services. Total cost of revenues increased to $84,000 for the three months ended June 30, 2006 from $49,000 reported for the three months ended June 30, 2005. The increase in cost is directly related to the 68% increase in quarterly services revenues. While total cost of revenues increased during the second quarter of 2006, gross profit decreased. For the period ended June 30, 2006, a gross profit of $226,000 or 73% of revenue was reported compared to a $180,000 gross profit or 79% of revenue reported in the same period of 2005.

Total operating expenses decreased 14% to $638,000 in the second quarter of 2006, from $737,000 reported in the year earlier period. The savings are a result of staff reductions. At March 31, 2006, the Company had 15 full-time employees, compared to the same period in 2005, in which the Company had 18 full-time employees. In addition, beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement No. 123 (R) that required all share-based payments to be recognized in the income statement based on their fair value. For the quarter ended June 30, 2006, the Company recorded share based expense of $45,000 compared to $3,015 in the prior quarter ended June 30, 2005.

Other expenses in the three months ended June 30, 2006 increased 50% to $126,000 from $84,000 in 2005, reflecting an increase in interest expense on additional convertible notes and long-term debt as well as a $26,000 increase from the accretion of the discount on a convertible note issued on March 31, 2006.

Liquidity and Capital Resources

At June 30, 2006, cash and cash equivalents increased to $59,000 compared to the December 31, 2005 amount of $51,000. For the six months ended June 30, 2006 the cash flows from operating activities resulted in a net use of cash of $888,000, compared to $886,000 for the same months in 2005. The increase was primarily due to recognition of $87,000 of stock compensation expense for the adoption of SFAS 123R.

There were no investing activities for the six-month period ended June 30, 2006. The cash flows from investing activities during the six-month period ended June 30, 2005, resulted in the use of cash of $16,000 to fund the purchase of software.

For the six months ended June 30, 2006, the cash flows from financing activities resulted in net cash provided by financing activities of $896,000 compared to $765,000 in the same six-month period in 2005, a 17% increase year over year. In 2006, the proceeds were derived from the issuance of $755,000 in convertible notes compared to $750,000 in convertible notes in 2005. The Company also issued a short-term note and received proceeds of $975,000 in 2006. The Company used $850,000 of its proceeds to repay a long-term obligation to Acxiom Corporation, as fully described in Note 7.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($958,000) realized during the six months ended June 30, 2006, the Company incurred a substantial loss from operations of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansions of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company's plan includes expanding the penetration and acceptance of its CRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. The Company received $755,000 in proceeds from the issuance of long-term convertible debentures and $975,000 from the issuance of short-term notes. The Company plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the second quarter of 2007; however, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.

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

There were no significant changes made in the Company's internal controls during the quarter ended June 30, 2006, or other factors that could significantly affect these controls subsequent to the Evaluation Date.

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


                                    SEDONA CORPORATION



DATE:  August 14, 2006              /S/Marco A. Emrich
                                    --------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer

DATE:  August 14, 2006              /S/Anita M. Primo
                                    --------------------------------------------
                                    Anita M. Primo
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