Form 10QSB
period 2006-09-30
SEDONA CORP
filed 2006-11-15
CIK 764843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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


At November 8, 2006, there were 89,943,102 shares outstanding of the registrant's common stock, par value $0.001 per share.


Transitional Small Business Disclosure Format: YES [ ] NO [X] .

                       SEDONA CORPORATION AND SUBSIDIARIES



                                                                         INDEX
PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- September 30, 2006 (Unaudited)     4
              and December 31, 2005

         Consolidated Statements of Operations -- (Unaudited)              5
              three months ended September 30, 2006 and 2005

         Consolidated Statements of Operations -- (Unaudited)
              nine months ended September 30, 2006 and 2005                6

         Consolidated Statements of Cash Flow -- (Unaudited)               7
              nine months ended September 30, 2006 and 2005

         Notes to Consolidated Financial Statements - September 30, 2006   8-19

Item 2.  Management's Discussion and Analysis of                           19-21
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                           22

PART II.  OTHER INFORMATION

Item 1 through Item 6.                                                     23

SIGNATURE PAGE                                                             24

EXHIBIT INDEX                                                              25


CERTIFICATIONS                                                             26-29

                       NOTE ON FORWARD-LOOKING STATEMENTS


This Form 10-QSB contains forward-looking which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "may", "will", "should", "could", "would", "plan", "estimates", "projects", "predicts", "potential", "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives, and expectations of SEDONA(R) Corporation (the "Company", SEDONA Corp." or "SEDONA") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       SEDONA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)




                                                                                September 30,   December 31,
                                                                                   2006            2005
                                                                                ----------------------------
                                                                                 (Unaudited)
Assets
Current assets:
   Cash                                                                           $     24         $     51
   Accounts receivable                                                                 359              254
   Prepaid expenses and other current assets                                            49              124
                                                                                  -------------------------
Total current assets                                                                   432              429
                                                                                  -------------------------
     Accounts receivable, non-current                                                  163               63
     Property and equipment, net of accumulated depreciation and amortization           20               25
     Non-current assets - other                                                          3                3
                                                                                  -------------------------
Total non-current assets                                                               186               91
                                                                                  -------------------------
Total assets                                                                      $    618         $    520
                                                                                  =========================

Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                                               $    434         $    263
   Accrued expenses and other current liabilities                                      617              668
   Deferred revenue                                                                    209              554
   Current maturities of long-term debt                                              1,308              961
   Interest payable on short and long-term debt                                        249              267
   Interest payable with common stock                                                 --                292
   Short-term debt - notes                                                           4,590            3,435
                                                                                  -------------------------
Total current liabilities                                                            7,407            6,440
                                                                                  -------------------------

Long-term debt, less current maturities                                                600            1,000
Deferred revenue                                                                       164               63
                                                                                  -------------------------
Total long-term liabilities                                                            764            1,063
                                                                                  -------------------------
Total liabilities                                                                    8,171            7,503
                                                                                  -------------------------

Stockholders' (deficit):
Class A convertible preferred stock
   Authorized shares - 1,000,000
   Series A, par value $2.00, Issued and outstanding shares - 500,000                1,000            1,000
   Series H, par value $2.00, Issued and outstanding shares - 1,500                   --              1,500
Common stock, par value $0.001
   Authorized shares -175,000,000, Issued and outstanding shares -89,943,102
    and 87,324,334 in 2006 and 2005, respectively                                       90               87
   Additional paid-in-capital                                                       63,094           60,646
   Accumulated deficit                                                             (71,737)         (70,216)
                                                                                  -------------------------
Total stockholders' deficit                                                         (7,553)          (6,983)
                                                                                  -------------------------
Total liabilities and stockholders' deficit                                       $    618         $    520
                                                                                  =========================


See accompanying notes

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                          September 30,
                                                                   ----------------------------
                                                                       2006             2005
                                                                   ----------------------------
Revenues:
   Product licenses-unrelated parties                              $        248    $         55
   Services-unrelated parties                                               141             143
     Services-related parties                                              --              --
                                                                   ----------------------------
Total revenues                                                              389             198
                                                                   ----------------------------

Cost of revenues:
   Product licenses                                                           4            --
   Services                                                                  87              55
                                                                   ----------------------------
Total cost of revenues                                                       91              55
                                                                   ----------------------------
Gross profit                                                                298             143

Expenses:
   General and administrative                                               491             327
   Sales, marketing and customer services                                   104             112
   Research and development                                                 156             233
                                                                   ----------------------------
Total operating expenses                                                    751             672
                                                                   ----------------------------
Loss from operations                                                       (453)           (529)
                                                                   ----------------------------

Other (expense):
   Debenture expense                                                       --              --
   Interest expense                                                        (113)           (101)
                                                                   ----------------------------
Total other expense                                                        (113)           (101)
                                                                   ----------------------------
Net loss                                                                   (566)           (630)
Deemed dividends applicable to preferred stockholders                       (30)            (68)
                                                                   ----------------------------
Loss applicable to Common Stockholders                             $       (596)   $       (698)
                                                                   ============================
Basic and diluted net loss per share applicable to common shares
                                                                   $      (0.01)   $      (0.01)
                                                                   =============================

 Basic and diluted weighted average common shares outstanding        89,883,319      87,054,689
                                                                   ============================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except share and per share data)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                        2006            2005
                                                                   ----------------------------
Revenues:
   Product licenses                                                $        486    $        150
   Services- unrelated parties                                              441             414
      Services- related parties                                             240              20
                                                                   ----------------------------
Total revenues                                                            1,167             584
                                                                   ----------------------------

Cost of revenues:
   Product licenses                                                           9            --
   Services                                                                 230             187
                                                                   ----------------------------
Total cost of revenues                                                      239             187
                                                                   ----------------------------
Gross profit                                                                928             397

Expenses:
   General and administrative                                             1,262           1,089
   Sales, marketing and customer services                                   316             415
   Research and development                                                 529             726
                                                                   ----------------------------
Total operating expenses                                                  2,107           2,230
                                                                   ----------------------------
Loss from operations                                                     (1,179)         (1,833)
                                                                   ----------------------------

Other expense:
   Debenture expense                                                        (26)           --
   Interest expense                                                        (316)           (255)
                                                                   ----------------------------
Total other expense                                                        (342)           (255)
                                                                   ----------------------------
Net Loss                                                                 (1,521)         (2,088)
Preferred stock dividends                                                   (90)           (202)
                                                                   ----------------------------
Net loss applicable to Common Stockholders                         $     (1,611)   $     (2,290)
                                                                   ============================

Basic and diluted net loss per share applicable to common shares   $      (0.02)   $      (0.03)
                                                                   ============================

 Basic and diluted weighted average common shares outstanding        89,505,926      86,863,388
                                                                    ===========================

See accompanying notes.

                       SEDONA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                Nine Months Ended
                                                                 September 30,
                                                            ------------------------
Operating activities:                                         2006             2005
                                                            ------------------------
Net loss                                                    $(1,521)         $(2,088)
Adjustments to reconcile net loss to net cash used in
operating activities:

   Depreciation                                                   5               15
     Charge for stock based compensation                        192                7
     Charge for legal and consulting services                    84               73
     Charge for 401k stock contribution                        --                 39
        Charge for discount amortization                         26             --
Changes in operating assets and liabilities:
   Accounts receivable                                         (203)             182
   Prepaid expenses and other current assets                     75              104
   Accounts payable and other liabilities                       338              294
   Deferred revenue                                            (244)            (257)
                                                            ------------------------
Net cash used in operating activities                        (1,248)          (1,631)
                                                            ------------------------

Investing activities:
Purchase of property and equipment                             --                (16)
                                                            ------------------------
Net cash used in investing activities                          --                (16)
                                                            ------------------------

Financing activities:
Issuance of convertible notes                                   755            1,845
Issuance of short term promissory note                        1,300             --
Repayments of long-term obligations                            (850)            --
Proceeds from the issuance of common stock, net                  16               15
                                                            ------------------------
Net cash provided by financing activities                     1,221            1,860
                                                            ------------------------
Net (decrease)/increase in cash                                 (27)             213
Cash, beginning of period                                        51              138
                                                            ------------------------
Cash, end of period                                         $    24          $   351
                                                            ========================

See accompanying notes.

Note #1: General

The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries ("SEDONA" or the "Company"). All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be experienced for the year ended December 31, 2006.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($1,521,000) realized during the nine months ended September 30, 2006, the Company incurred substantial losses from operations of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets, and the continuing market acceptance of its services. The Company's plan includes expanding the penetration and acceptance of its CRM/MRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM/MRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets such as the education. During the third quarter of 2006, the Company received $325,000 in proceeds from the issuance of short-term debt and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the third quarter of 2007. The Company has engaged a placement agent to assist it in raising funds through a private placement. However, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.

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

Note #2:  Property and Equipment (In thousands)

Property and equipment consists of:

                                                    Nine months ended      Year Ending
                                                      September 30,        December 31,
                                                          2006                  2005
                                                    ------------------------------------
Machinery and equipment                             $         76        $      76
Leasehold improvements                                        15               15
Purchased software for internal use                           31               31
                                                    ------------------------------------
                                                             122              122
Less accumulated depreciation and amortization               102               97
                                                    ------------------------------------
                                                    $         20       $       25
                                                    ====================================


Note #3:  Stockholders' Equity and Other Financing Activities
          ---------------------------------------------------
Grants of Stock for Professional Services
-----------------------------------------
During the first nine months of 2006, the Company issued 113,423 shares of its Common Stock to consultants in lieu of $20,000 cash compensation for professional services rendered during the period. The Company also issued 242,262 shares of its Common Stock to an attorney in lieu of $43,100 cash compensation for services rendered in relation to litigation filed by the Company on May 5, 2003 against certain parties alleging stock manipulation and fraud. In conjunction with the Company's plans to raise additional capital, the Company entered into an agreement with a placement agent. In September 2006, the Company issued 100,000 shares of fully paid non-assessable shares of its Common Stock to the placement agent's designees in lieu of cash compensation of $21,000 upon execution of an agreement.

Grant of Stock Pursuant to Employee Stock Purchase Plan
-------------------------------------------------------
In May 2006, the Company issued a total of 100,922 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at $15,875. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $2,800 of compensation expense related to common stock purchase of $15,875.

Settlement Agreement regarding Series H Convertible Stock
---------------------------------------------------------
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2006 equaled $690,000 or $1.38 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company's financial statements. On March 31, 2006, the Company reduced its cumulative but undeclared dividends on its Class A, Series H Convertible Preferred Stock by $756,854 or $1.51 per share due to the settlement agreement which surrendered the Series H Convertible Preferred Stock without the payment of accrued dividends, as fully described in Note 7.

Financing Activities with David R. Vey and Oak Harbor Investments LLC
---------------------------------------------------------------------

During January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey, Chairman of the Board of Directors and a principal stockholder of the Company, for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor Investments L.L.C. for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.

In May 2006, the Company issued an 8% convertible note to Mr. David R. Vey and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note matures on May 1, 2008. The number of shares into which the principal may be converted is equal to $0.14726 per share. The number of shares issuable upon conversion of the $155,000 principal balance of the convertible note is 1,052,560. Accrued and unpaid interest may also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share. SEDONA may, after thirty days written notice to the investor, prepay any part or the entire balance of the note without penalty, provided the investor does not elect in writing to convert all or a designated part of the principal and interest amount of the convertible note to equity during the thirty day notice period.

Mr. Vey loaned the Company $1,075,000 in short-term funding through the third quarter of 2006 plus an additional $225,000 against a line of credit. The terms of these obligations are fully described below in the consolidation and refinancing of certain indebtedness to David R. Vey subsequent to September 30, 2006.

Subsequent to September 30, 2006, the Company entered into certain agreements related to the consolidation and refinancing of certain indebtedness and the issuance of additional financing to David R. Vey and Oak Harbor Investments.

Refinancing with Oak Harbor  Investments
----------------------------------------

On October 23, 2006 the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company consolidate and extend previously issued promissory notes from the Company to Oak Harbor. On November 2, 2006 the Board of Directors approved the consolidation and extension of the maturity date of two outstanding promissory notes totaling the principal sum of $1,000,000 with accrued interest of $40,402 (the "Old Oak Harbor Notes") into a single promissory note. An Exchange Agreement, dated as of August 17, 2006 was executed by Oak Harbor and the Company which provides for the cancellation of the Old Oak Harbor Notes and the issuance and delivery of a new single promissory note dated as of August 17, 2006 in the principal amount of $1,040,402 (the "New Oak Harbor Note"). The New Oak Harbor Note has a maturity date of May 1, 2009, and requires the Company to reduce the principal amount of the note by $250,000 on May 1, 2007, and $250,000 on May 1, 2008, with the outstanding unpaid principal balance and all accrued but unpaid interest due on maturity. The Old Oak Harbor Notes bore interest at a rate of seven percent (7%) per year. The New Oak Harbor Note bears interest at a rate of eight percent (8%) per year.

Refinancing with David Vey
--------------------------

On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263 into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the "Old Vey Convertible Notes") and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the "New Vey Convertible Note"). The Old Vey Convertible Notes contained various maturity dates, which had been previously extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company's common stock $0.001 par value per share (the "Shares") at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of October 23, 2008, unless theretofore converted and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the "Conversion Price"). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note presently is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances.

The New Vey Convertible Note provides that in the event the Company raises new capital through the sale of equity or debt securities (except for sums provided by Oak Harbor, its affiliates, or Vey) in an amount equal to or in excess of $2,000,000 (the "Financing"), the Company may, at its option, exercisable within ninety (90) days from the date of closing of the Financing, convert up to $1,210,000of the outstanding principal of the Vey Convertible Note into Shares by making a cash payment to Vey in the amount of four percent (4%) of the principal converted. The number of Shares to be issued upon such conversion shall be equal to the principal balance converted divided by the conversion price in effect immediately prior to such computation.

The New Vey Convertible Note further provides that Vey may demand prepayment in full of the outstanding sums due under such note upon the occurrence of either of the following: (i) Company receives funds from any source (including internal sources such as collections of accounts receivable, as well as any external sources, such as sales of securities) totaling in excess of $3,500,000 after October 23, 2006; or (ii) the Company maintains current cash on hand in excess of $2,000,000 for a period exceeding thirty (30) days.

The Registration Rights Agreement between Vey and the Company, dated as of August 17, 2006 provides that the Company will use its best efforts to register for resale of the Shares issuable upon conversion of the New Vey Convertible Note under the Securities Act of 1933.

Bridge Note with David Vey
--------------------------

On October 23, 2006 the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from Vey to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the "Bridge Note"). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all accrued interest is due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest is due October 23, 2007.

In accordance with the provisions of the Bridge Note, on November 2, 2006 the Company assigned to Vey all of its right, title and interest in an account receivable due from ACEncrpyt Solutions, LLC (the "ACE Receivable") with an outstanding balance of $40,000 (the "ACE Balance"). The assignment of the ACE Receivable was effective as of October 23, 2006. The assignment of the ACE Receivable reduced the principal of certain outstanding sums owed to Vey by the Company by the amount of the ACE Balance (the "Offset"). The Offset was applied to the loans consolidated into by the Bridge Note prior to the issuance of such note.

Line of Credit with David Vey
-----------------------------
On October 23, 2006, the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company obtain a $500,000 line of credit from Vey to fund the working capital requirements of the Company. On November 2, 2006, the Board of Directors approved the execution of a Term Sheet, effective as of September 27, 2006, governing the issuance of an uncommitted line of credit in the principal amount of $500,000 from Vey to the Company (the "Line of Credit"). Balances outstanding under the Line of Credit are evidenced by a secured revolving promissory note dated as of September 27, 2006, in an amount no greater than $500,000 from the Company to Vey (the "Revolving Note"). The Revolving Note will be payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year. Accrued interest on the outstanding principal balance is scheduled to be paid quarterly. Advances under the Revolving Note are subject to the approval of Vey, which approval may be withheld at his sole discretion. The Company can prepay sums due under the Revolving Note without premium or penalty. The Revolving Note matures on August 17, 2007, on which date all unpaid sums of principal and interest will be due.

On September 27, 2006, the Company made an initial draw on the Line of Credit of $225,000.

Intercreditor Agreement
-----------------------
Vey and Oak Harbor entered into an Intercreditor Agreement dated as of October 23, 2006, which was acknowledged by the Company (the "Intercreditor Agreement"). The Intercreditor Agreement provides that as long as Oak Harbor has not received notice of default of the New Vey Convertible Note, the Bridge Note, or the Revolving Note and until such time as the Revolving Note has been satisfied, the proceeds of the receivables of the Company will be applied as and when they are collected to the payment of the principal sums, accrued interest and late charges due under the Revolving Note.

Security Agreement
------------------
The New Oak Harbor Note is secured by substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated as of August 17th, 2006 between the Company and Oak Harbor (the "Amended Security Agreement"). The Amended Security Agreement amends and restates the Security Agreement between Oak Harbor and the Company effective as of January 13, 2003 which granted to Oak Harbor a lien and security interest in the assets of the Company (the "Oak Harbor Security Agreement"). The changes to the Security Agreement were effected by the Amended and Restated Security Agreement which include: (i) the modification of the term "Obligations" to mean all of the obligations, indebtedness, and liabilities of the Company to Oak Harbor and Vey;
(ii) the acknowledgement and consent of Oak Harbor to the grant of a subordinate security interest in the assets of the Company set forth in the Amended Security Agreement (the "Collateral") to Vey; and (iii) the modification of Appendix A to the Security Agreement to reflect the current outstanding permitted liens in the Collateral and references the subordinate security interest to the Collateral granted to Vey pursuant to the Security Agreement between the Company and Vey dated as of October 23, 2006 (the "Vey Security Agreement").

The New Vey Convertible Note, the Revolving Note, and the Bridge Note are secured pursuant to the terms and conditions of the Vey Security Agreement. Pursuant to the terms of the Vey Security Agreement, the New Vey Convertible Note, the Revolving Note, and the Bridge Note are secured by a lien and security interest in the Collateral of the Company subordinate to the security interest of Oak Harbor.

Cross Default Provisions of the Notes
-------------------------------------
The New Oak Harbor Note, the Bridge Note, the New Vey Convertible Note and the Revolving Note (collectively the "Notes") contain cross default provisions. Consequently an event of default under any of the Notes would constitute an event of default under each of the Notes. An event of default under the Notes will also have occurred if a default occurs under any other loan, extension of credit, security right, instrument, document, agreement or obligation from the Company to Vey or Oak Harbor.

Summary Chart of Indebtedness
-----------------------------
As a result of the foregoing, the principal amount of various indebtedness of the Company to Vey and Oak Harbor are as follows:


----------------------------- -------------------------------------- -------------------------------- ----------------------
Payee                         Instrument                             Principal sum due                Maturity Date
----------------------------- -------------------------------------- -------------------------------- ----------------------
Oak Harbor Investment         Promissory Note dated as of August     $1,040,402                       May 1, 2009
Properties, L.L.C.            17, 2006.
----------------------------- -------------------------------------- -------------------------------- ----------------------
David Vey                     Secured Convertible Promissory Note    $2,691,263                       October 23, 2008
                              dated as of October 23, 2006.
----------------------------- -------------------------------------- -------------------------------- ----------------------
David Vey                     Promissory Note dated as of October    $1,213,952                       October 23, 2007
                              23, 2006.
----------------------------- -------------------------------------- -------------------------------- ----------------------
David Vey                     Revolving Promissory Note dated as     The lesser of $500,000 or the    August 17, 2007
                              of September 26, 2006.                 balance of the Revolving
                                                                     Promissory Note ($225,000 as
                                                                     of November 8, 2006)
----------------------------- -------------------------------------- -------------------------------- ----------------------

Rucks and Mitchell
------------------
Charles F. Mitchell ("Mitchell") extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the "Mitchell Convertible Note"). William J. Rucks ("Rucks") extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,0000; (ii) note dated August 2, 2005 in the principal sum of $250,000; (iii) note dated September 30, 2005 in the principal amount of $500,000, and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the "Rucks Notes"). The notes designated as (i) (ii) and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. "). The Rucks Notes were mistakenly identified as notes from Mitchell to the Company in the 8K filed on November 9, 2006.

The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is subject to adjustment to provide anti-dilution protection. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise price of the warrant shall be $0.35 per share.

Pursuant to the Rucks Convertible Note and the Mitchell Convertible Note, Rucks and Mitchell were granted the option to convert the unpaid principal balance and accrued unpaid interest on their notes into Shares of the Company. The respective conversion prices are subject to adjustment under certain circumstances. The issuance of the New Vey Convertible Note triggered such an adjustment. At the request of the Company, Rucks and Mitchell have agreed to waive their rights to have the conversion price set forth in their respective convertible notes adjusted. Evidence of such waiver is contained in certain Waivers dated as of October 23, 2006 from Rucks to the Company and from Mitchell to the Company, which have been delivered to them for execution.

The foregoing summary is not complete and is qualified in its entirety by reference to the complete text of the individual documents, which are filed as Exhibits to the Company's Form 8-K which was filed on November 9, 2006 and which is incorporated herein by reference in their entirety.

Note #4:  Major Customers
          ---------------
Revenues generated from two of the Company's clients Fiserv Corporation and Hanmi Bank accounted for 72% of total revenues earned in the quarter ended September 30, 2006. In 2005, revenues generated from two of the Company's direct sales clients, Venture Bank and First Niagra Bank, accounted for 46% of total revenues earned in the quarter ended September 30, 2005. For the nine-month period ended September 30, 2006, revenues generated from three of the Company's clients, ACEncrypt Solutions (See related parties), Fiserv Corporation and Hanmi Bank accounted for 53% of total revenues earned in the year. For the same nine-month period in 2005, revenues generated from two of the Company's client Fiserv Corporation and Venture Bank accounted for 27% of total revenues earned in the year. License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our clients and third party alliance partners


Note #5:  Supplemental Disclosures of Cash Flow Information
          -------------------------------------------------

                                                                    Nine months ended
                                                                      September 30,
                                                         -----------------------------------------
                                                                   2006                   2005
                                                         -----------------------------------------
Cash paid during period for interest                     $       105,671        $        16,000
Conversion of accrued interest into common stock         $       309,324        $           --
Settlement of Acxiom Obligations                         $     2,577,712        $           --

Note #6: Contingencies ------------- In June 2000, the Company entered into a contract with a software vendor to incorporate a component of that vendor's software into SEDONA's Intarsia(R). By April 2001, Management determined that the project had become infeasible due to the lack of support by the vendor and the vendor's unwillingness to meet certain contract commitments. The Company notified the vendor of its concerns on several occasions and ultimately delivered a notice of breach to the vendor, as required for the termination of the underlying contract in 2001. As the vendor failed to respond or cure the breach within the time permitted under the agreement, the Company considers the contract to be terminated in accordance with its terms and has concluded that it is not appropriate to continue to accrue certain minimum royalty payments under the contract. Management believes that there is a remote possibility of any legal action commencing with regard to this contingency, however, if legal action resulted in an unfavorable outcome it may result in up to $2,850,000 of minimum royalties due. No legal action has been commenced at the present time. In the event that a legal action were to be commenced, the Company would vigorously defend such action.

No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

Note #7:  CIMS Transaction
          ----------------
In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. Five-year warrants amounting to an aggregate of $550,000 were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the "Required Payment"), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 was to be paid contingent on the performance of the business unit acquired ("the Contingent Payment"). Through March 2004, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance of the business unit acquired. The performance period for both the Required Payment and the Contingent Payment expired in April 2003. In November 2003, the Company restructured the agreement with Acxiom. The Company has issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest were originally due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which are accrued net of a credit due back to the Company of $78,000; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom. The Company believes that there is a remote possibility of having to provide future services related to this agreement.

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

Note # 8:  Litigation
           ----------
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As this action is in preliminary stages, no adjustments have been made to the financial statements related to this matter. On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. OSI has requested a change in venue from the state of PA to the state of CT; oral arguments are in the process of being scheduled with the court. As this is an on-going action, no adjustments have been made to the financial statements related to this matter.

Note # 9:  Related Party Transaction
           -------------------------
In October 2005, the Company entered into a professional services agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors and a principal shareholder of the Company also has a minority financial interest in ACEncrypt Solutions. The total fee for the professional services project is $240,000, which includes consultative, development and software testing work in the development of an ACEncrypt product offering. The Company recognized $192,000 of revenue from this transaction in the first quarter of 2006 after the completion and sign-off was received from ACEncrypt Solutions for milestone number one, the beta release. The second milestone was completed during the second quarter of 2006 and the Company recognized the remaining $48,000 of revenue. At September 30, 2006, accounts receivable reflect $40,000 in services related to the completion of milestone two. The invoice is due and payable thirty days from the invoice date. As fully described in Note 3, subsequent to September 30, 2006, the Company assigned its right, title and interest in an account receivable due from ACEncrpyt Solutions, LLC to David R. Vey.

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

As described in Note 3, the Company entered into certain agreements related to the consolidation and refinancing of certain indebtedness and the issuance of additional financing to David R. Vey (the Company's Chairman of its Board of Directors) and Oak Harbor Investments subsequent to September 30, 2006 including a short term loan of $1,075,000 through the third quarter of 2006 and an additional $225,000 draw against a line of credit.

Note # 10:  Stock Options & Warrants
            ------------------------

On January 1, 2006, the Company adopted the Financial Accounting Standards Board
(FASB) Statement No. 123 (R), Share Based Payment, as required. The Company is applying the provisions under the modified-prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Prior to January 1, 2006, the Company accounted for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognized no compensation expense for employee stock options.

Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $108,000 and $192,000 for share-based payments for the three and nine-month periods ended September 30, 2006, respectively. The adoption of Statement No. 123(R) did not have an impact on the net loss per share for the three and nine-month periods ended September 30, 2006. SFAS No. 123 required the disclosure of pro forma net income (loss) and earning (loss) per share had the Company adopted the fair value method since the Company's inception. For the three and nine-month period ended September 30, 2005, had the Company complied with SFAS No. 123 it would have recorded total compensation expense of $2,000 and $15,000, respectively, for share-based payments which would have resulted in increasing the loss from $698,000 to $700,000, or $(0.01) per share for the three month period ended September 30, 2005 and from $2,290,000 to $2,305,000, or $(0.03) per share for the nine month period September 30, 2005. As of September 30, 2006, the total expense impact of the non-vested awards is $76,856 and will be recognized over a weighted-average period of 4.17 years.

Long-Term Incentive Plans

During 2000, the Stockholders of the Company approved the 2000 Incentive Stock Option Plan (the "2000 Plan"). This plan has replaced the 1992 Long-Term Incentive Plan (the "1992 Plan") under which no further options will be issued. Significant provisions of the 2000 Plan include: reserving 15% of the outstanding shares for awards that may be outstanding at any one time, rather authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees. The term of each Award under the 2000 Plan shall be for such period as may be determined by the Committee which administers such plan but generally in no event shall the term exceed a period of ten years from the date of grant. Options issued under the 2000 Plan are considered outstanding until they are exercised and any other Award is outstanding in the calendar year in which it is granted and for so long thereafter as it remains such to any vesting condition required continuing employment. The Committee shall determine the term of each Option, the circumstances under which an award may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, including without limitation, cash, stock, other awards or awards granted under other plans of the Company and any subsidiary, or other property and the methods by or forms in which Stock will be delivered or deemed to be delivered to participants.

Options outstanding under the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between October 2006 and August 2016. All options were granted at or above the fair market value on the grant date. Transactions under this Plan were as follows:





--------------------------------- ------------------- ----------------- ------------------ ------------------
                                                      Weighted Average  Weighted Average       Aggregate
                                                       Exercise Price       Value of        intrinsic value
                                                                            remaining       of in-the-money
                                                                           contractual          options
                                      Shares                              terms (years)
                                  ------------------- ----------------- ------------------ ------------------

--------------------------------- ------------------- ----------------- ------------------ ------------------
Outstanding at December 31, 2005           4,767,710             $0.80               3.66             $    -
--------------------------------- ------------------- ----------------- ------------------ ------------------
Canceled or expired                        (967,605)              1.35                                     -
--------------------------------- ------------------- ----------------- ------------------ ------------------
Granted                                      600,000              0.21                                     -
--------------------------------- ------------------- ----------------- ------------------ ------------------
Exercised                                          -                 -                                     -
--------------------------------- ------------------- ----------------- ------------------ ------------------
Outstanding at September 30, 2006          4,400,105              0.63               7.17            $94,250
--------------------------------- ------------------- ----------------- ------------------ ------------------
Exercisable at September 30, 2006          3,122,912            $ 0.58               6.37            $17,642
--------------------------------- ------------------- ----------------- ------------------ ------------------


Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.35 to $3.75 per share and expiring between October 2006 and March 2012. All warrants were granted at or above the fair market value on the grant date. Transactions under the plan were as follows:


---------------------------- ------------------ ----------------- ------------------- ------------------------
                                Shares          Weighted Average   Weighted Average
                                                                       Value of
                                                                      remaining         Aggregate intrinsic
                                                                  contractual terms    value of in-the-money
                                                 Exercise Price        (years)               warrants
                             ------------------ ----------------- ------------------- ------------------------

Outstanding at December 31,         12,134,525         $1.08              1.80                  $    -
2005
Canceled or expired                 (5,157,644)         0.80
Granted                              1,200,000          0.35
Exercised                                    -             -
Outstanding at September 30,         8,176,881          1.15              1.87                  $    -
2006
Exercisable at September 30,         7,952,830         $1.14              1.83                  $    -
2006
---------------------------- ------------------ ----------------- ------------------- ------------------------


The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: no dividends paid for all years; average expected volatility of 93.4% for 2006 and 102% for 2005; risk-free interest rates of 4.83% to 4.87% for 2006 and 1% to 5% for 2005, expected terms range from 2.00 to
10.00 years.

Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

----------------------------- --------------------------------------------------
                                         For the period ended
----------------------------- ----------------------- --------------------------
                                September 30, 2006        December 31, 2005
----------------------------- ----------------------- --------------------------
Stock options and warrants            $0.11                     $0.18
----------------------------- ----------------------- --------------------------

During the third quarter of 2006, there were no common stock options or warrants granted to Officers of the Company. There were 600,000 options granted to Company Directors for their service to the Company for the period of August 2005 to August 2006.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

See Consolidated Financial Statements beginning on page 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEDONA is a software application and services provider that develops and markets web-based Customer and Member Relationship Management (CRM/MRM) solutions to small and mid-sized businesses (SMBs). The Company's CRM/MRM application solution, Intarsia, enables SMBs to increase profitability of their customer portfolio to boost profits and shareholder value. The Company has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution. In addition, the Company has made a strategic decision to tailor its CRM solution to the higher education market. The Company is working with an educational institution on product specifications and expects to complete its first installation in December 2006.


In an effort to capture rapidly and cost effectively a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to Third Party Alliance Partners (TPAP's), who market, sell, distribute and support SEDONA's technology either as a component of its total solution or as a standalone offering. The Company receives royalty fees based on a percentage of:
     1. The license fee and annual maintenance fee charged by the TPAP to each customer in-house deployment of SEDONA's CRM/MRM technology, and
     2. The monthly subscription fee charged by the TPAP to each customer deploying SEDONA's/MRM technology in an Application Service Provider
          (ASP) environment.

The royalty fee for each sale is recognized by SEDONA when the Company receives written acknowledgement from the TPAP that a sale has been completed with their enduser and monies are owed to SEDONA. As of September 30, 2006, the Company has recorded a total of $265,779 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms. This represents a 16% increase over the $229,873 reported as of June 30, 2006 and a 169% increase over the $98,737 report as of December 31, 2005.

SEDONA has successfully signed OEM and reseller agreements with several leading software and services providers for the financial services market and continues to work on broadening its distribution channels, thus expanding its market penetration both domestically and internationally.

In January 2006, the Company announced that the National Association of Federal Credit Unions Services Corporation (NAFCU) had selected SEDONA as its preferred partner for member relationship management technologies. As such, NAFCU Services is promoting Intarsia(R), SEDONA's MRM solution, to all of NAFCU's member credit unions. In September 2006, the Company announced that Data Systems of Texas, a Sharetec Systems provider, had selected SEDONA as its partner for Member Relationship Management (MRM) application and services. The Company also announced that Acclaim Federal Credit Union of Greensboro, N.C., recently purchased Intarsia. Acclaim services approximately 13, 750 members and is a Data Systems of Texas and Sharetec Systems customer.

Results of Operations
---------------------
The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes related thereto for the nine months ended September 30, 2006 and 2005.

Revenues for the three months ended September 30, 2006 and 2005 were $389,000 and $198,000, respectively, an increase of 96% over the same period a year ago. Revenue from license fees and royalties totaled $248,000 and $55,000 in the three months ended September 30, 2006 and for the same period in 2005, respectively. Revenues from license fees and royalties were higher in three months ended September 30, 2006 than the same period in 2005 mainly due to the completion of additional direct license sales in September 2006 in the ordinary course of business. During the third quarter of 2006 services revenues remained constant. The Company recognized $141,000 in services revenue from related and unrelated parties compared to $143,000 during the same quarter in 2005.

 License and service revenues fluctuate as they are dependent upon the delivery requirements, size and complexity of the transaction with our clients and third party alliance partners. For the nine months ended September 30, 2006, revenues increased 100% to $1,167,000 compared to $584,000 reported in the same period of 2005 due to the increase in the number of product license sales from both the direct and indirect channels.

Cost of revenues includes the direct expenses and third party cost associated with providing professional services such as data mapping, programming services, training, customer support and installation services. Total cost of revenues increased to $91,000 for the three months ended September 30, 2006 from $55,000 reported for the three months ended September 30, 2005. The increase in cost is directly related to the 96% increase in quarterly license revenues. The Company also improved its gross profit for the third quarter of 2006. For the three month period ending September 30, 2006, the Company achieved a gross profit of $298,000 or 77% of revenues compared to a $143,000 gross profit or 72% of revenue reported in the same period of 2005. For the nine months ended September 30, 2006, the Company achieved a gross profit of $928,000 or 80% of revenues compared to $397,000 or a 68% gross profit margin for the same period of 2005.

Total operating expenses increased 12% to $751,000 in the third quarter of 2006, including a $192,000 charge for stock-based expenses compared to $672,000 reported in the year earlier period. The Company did not report any stock-based expenses in the third quarter of 2005. For the nine months ended September 30, 2006, operating expenses, which included charges for stock based compensation decreased 6% to $2,107,000 compared to $2,230,000 in the same period of 2005 due to savings in personnel cost in sales and marketing. Beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board
(FASB) Statement No. 123 (R) that required all share-based payments to be recognized in the income statement based on their fair value. For the nine month period ended September 30, 2006, the Company recorded share based expense of $192,000 compared to $0 in the same period ended September 30, 2005. At September 30, 2006, the Company had 15 full-time employees, compared to the same period in 2005, in which the Company had 16 full-time employees.

Other expenses in the three months ended September 30, 2006 increased 12% to $113,000 from $101,000 in 2005, reflecting an increase in interest expense on additional convertible notes in favor of David Vey and long-term debt from William Rucks as fully explained in Note 3. For the nine month period ended September 30, 2006, the Company recorded $26,000 from the accretion of the discount on a convertible note issued on March 31, 2006 compared to $0 in the same period of 2005. The Company also recorded $316,000 of interest expense primarily related to interest on additional convertible notes in favor of David Vey and long-term debt in favor of William Rucks, as fully explained in Note 3 for the nine months ended September 30, 2006 compared to $255,000 in the same period of 2005.

Liquidity and Capital Resources
-------------------------------
At September 30, 2006, cash decreased to $24,000 compared to the December 31, 2005 amount of $51,000. For the nine months ended September 30, 2006 the cash flows from operating activities resulted in a net use of cash of $1,248,000, compared to $1,631,000 for the same months in 2005. The improvement in cash flow was primarily due to the increase in license revenues.

There were no investing activities for the nine-month period ended September 30, 2006. The cash flows from investing activities during the nine-month period ended September 30, 2005, resulted in the use of cash of $16,000 to fund the purchase of software.

For the nine months ended September 30, 2006, the cash flows from financing activities resulted in net cash provided by financing activities of $1,221,000 compared to $1,860,000 in the same nine-month period in 2005, a 34% decrease year over year. In 2006, the proceeds were derived from the issuance of $755,000 in convertible notes compared to $1,845,000 in convertible notes in 2005. The Company also issued short-term notes and received proceeds of $1,300,000 in 2006. The Company used $850,000 of its proceeds to repay a long-term obligation to Acxiom Corporation, as fully described in Note 7.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($1,521,000) realized during the nine months ended September 30, 2006, the Company incurred a substantial loss from operations of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company's rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets, and the continuing market acceptance of its services. The Company's plan includes expanding the penetration and acceptance of its CRM/MRM technology into the Company's existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM/MRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets such as the higher education market. The Company received $600,000 in proceeds from the issuance of long-term convertible debentures and $1,455,000 from the issuance of short-term notes. The Company plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the third quarter of 2007. The Company has engaged a placement agent to assist it in raising funds through a private placement. However, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.

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

There were no significant changes made in the Company's internal controls during the quarter ended September 30, 2006, or other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

         Item 1 -   Legal Proceedings - None.

         Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds - None not previously reported.

         Item 3 -   Default Upon Senior Securities - None

         Item 4 - Submission of Matters to a Vote of Security Holders - At the Company's Annual Meeting of Stockholders held on August 17, 2006, the shareholders of the Company elected seven directors to Board to serve for the ensuing year until their successors are elected and qualified; and ratified the appointment of McGladrey and Pullen LLC to service as independent auditors for 2006.

             The voting results for the election of directors was as follows:

         --------------------------- ------------------- ---------------------
         Name                        For                 Withheld
         --------------------------- ------------------- ---------------------
         David R. Vey                79,669,087          473,675
         --------------------------- ------------------- ---------------------
         Marco A. Emrich             79,520,277          622,485
         --------------------------- ------------------- ---------------------
         Victoria V. Looney          79,525,296          617,466
         --------------------------- ------------------- ---------------------
         Jack A. Pellicci            79,515,385          627,377
         --------------------------- ------------------- ---------------------
         Scott C. Edelman            79,669,487          473,275
         --------------------------- ------------------- ---------------------
         Roger W. Scearce            79,671,387          471,375
         --------------------------- ------------------- ---------------------
         David C. Bluestone          79,669,267          473,495
         --------------------------- ------------------- ---------------------

         The vote approving the ratification of the appointment of the Auditing Firm, McGladrey & Pullen, LLC, was 79,519,585 shares for, 377,207 shares against, and 245,970 abstained.


         Item 5 - Item 5 - On a number of occasions the directors and shareholders of the Company approved amendments to its Articles of Incorporation to increase the number of authorized shares of common stock of the Company. A review of the records has determined that these amendments have not been filed with the Secretary of the Commonwealth of Pennsylvania. On November 15, 2006, the Company filed an amendment to the Articles of Incorporation to increase the number of shares of common stock to 175,000,000. The amendment is attached as exhibit 3.4 to this filing.

         Item 6 -   Exhibits and Reports

                    Exhibit 3.4*  - Amendment to the Articles of Incorporation

                    Exhibit 31.1* - Certification of Principal Executive Officer
                                    pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002

                    Exhibit 31.2* - Certification of Principal Financial Officer
                                    pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002

                    Exhibit 32.1* - Certification of Principal Executive Officer
                                    pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

                    Exhibit 32.2* - Certification of Principal Financial Officer
                                    pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

     ---------------------------------------------------------------------------
     *Filed herewith

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,


Thereunto duly authorized.


                                    SEDONA CORPORATION



DATE:  November 15, 2006            /S/Marco A. Emrich
                                    -------------------------------------------
                                    Marco A. Emrich
                                    President and Chief Executive Officer

DATE:  November 15, 2006            /S/Anita M. Primo
                                    -------------------------------------------
                                    Anita M. Primo
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------

Exhibit 3.4*          Amendment to the Articles of Incorporation

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