Form 10KSB
period 2006-12-31
SEDONA CORP
filed 2007-04-17
CIK 764843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

☑	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
Commission file number 000-15864
SEDONA CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	95-4091769

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1003 West 9th Avenue, Second Floor, King of Prussia, PA	19406

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 610-337-8400
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.001 per share

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐.
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The Registrant’s revenues for its most recent fiscal year total $1,415,000.
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on OTCBB system as of April 11, 2007, was $12,615,893.
The number of shares of the Registrant’s common stock, $.001 par value per share (“common stock”) issued and outstanding as of April 11, 2007 was 90,298,303 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-KSB contains forward-looking statements which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “may”, “will”, “should”, “could”, “would”, “plan”, “estimates”, “projects”, “predicts”, “potential” “believes”, “anticipates”, “intends”, or “expects”. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA® Corporation (the “Company”, “SEDONA Corp.” or SEDONA”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS
Overview
SEDONA® Corporation (OTCBB:SDNA) was incorporated in 1992 as Scan Graphics, Inc., a manufacturer of peripheral scanning equipment and geographical information systems software. In late 1999, the Company changed its name to SEDONA Corporation and ceased engaging in its original business. Instead, the Company focused its efforts on the development of a software application and services business which provides web-based, vertical Customer/Member Relationship Management (CRM/MRM) solutions to small to mid-size businesses (SMBs).
The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet. The Company also anticipates introducing a version of Intarsia for the higher education market in May 2007.
The Company is headquartered in King of Prussia, Pennsylvania with a software delivery facility in Minneapolis, Minnesota.
Major Accomplishments History
Since the re-alignment of its business in fiscal year 1999 and the subsequent release of the first version of Intarsia in 2001, SEDONA has achieved a number of significant milestones that proved to be critical for positioning the Company as a leading provider of CRM/MRM application solutions for the SMB market.
Fiscal Year 2002
•	Entered into a worldwide, perpetual, non-exclusive technology license agreement with Sanchez Computer Associates, Inc. (recently acquired by Fidelity National Financial (FNF), a core processor provider with more than 1,400 customers around the world, to provide a new CRM product to clients and prospects as part of its suite of integrated banking applications.

•	Entered into a worldwide, perpetual, non-exclusive technology license agreement with Fiserv Solutions, Inc., an information management provider for the financial industry with 17,000 customers around the world, to provide CRM/MRM technology to Fiserv banking and credit unions’ core systems customers.

•	Entered into a worldwide, perpetual, non-exclusive technology license agreement with Open Solutions Inc. (OSI), a software and services company servicing over 1,000 customers, to provide a fully-integrated suite of relational core data processing, financial accounting, Internet-based financial solutions, imaging and other delivery systems for community banks and credit unions.

•	Announced the availability of Intarsia version 4.0, which provided multiple-language and multiple-currency support for the international markets.
Fiscal Year 2003
•	Entered into a perpetual technology license agreement with COCC, a Connecticut-based core processor provider for the marketing and distribution of Intarsia with COCC’s next generation enterprise banking system, INSIGHT.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
•	Entered into a perpetual, non-exclusive technology license agreement with ACEncrypt SolutionsTM for the marketing, sales, and distribution of Intarsia into the financial services and life and health insurance markets. (ACEncrypt is affiliated with SEDONA. See “Management.”)
Fiscal Year 2004
•	Entered into reseller agreement with Eastpoint Technologies (recently acquired by OSI), a New Hampshire-based core processor provider with over 100 regional banks and credit union customers, under which Eastpoint Technologies has the non-exclusive rights to market, sell, distribute and support Intarsia to its customers as a standalone or integrated offer.

•	GalaxyPlus, a business unit of Fiserv Solutions, Inc, introduced SMS, a turnkey marketing solution for credit unions based on SEDONA’s Intarsia Member Relationship Management (MRM) technology.

•	Announced Intarsia version 5.1, the first vertical CRM application solution specifically designed to meet the needs of organizations with multiple lines-of-business across multiple vertical industries.
Fiscal Year 2005
•	Entered into an agreement with Fiserv CBS Worldwide, which included CBS MarketView, based on CRM technology from SEDONA, as a component of its business intelligence solution, CBS Data Warehouse.

•	Signed a worldwide, non-exclusive reseller agreement with Optria, LLC which provides Optria with the rights to market, sell, distribute and support Intarsia to banks, credit unions, thrifts, savings and loans and other finance markets as a standalone or integrated offer.

•	Announced Intarsia version 5.3 which featured enhanced reporting capabilities and portal functionality.
Fiscal Year 2006
•	NAFCU Services Corporation (NSC), a wholly owned subsidiary of the National Association of Federal Credit Unions (NAFCU), selected SEDONA as NSC’s Preferred Partner for MRM application and services.

•	Announced IntegraSys, a business unit of Fiserv, Inc. selected SEDONA’s MRM technology as the foundation for its MRM solution, ProfIT360. IntegraSys serves more than 1,500 credit unions.

•	Announced that Data Systems of Texas, a Sharetec Systems Partner, selected SEDONA as its MRM application and services partner.
Fiscal Year 2007 (First Quarter)
•	Entered a reseller agreement with Profit Technologies Corporation, under which Profit Technologies has the non-exclusive rights to market, sell, distribute and support Intarsia in order to deliver enhanced Customer Relationship Management (CRM) and Member Relationship Management (MRM) services to financial institutions.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
•	Announced that GBS Corporation selected SEDONA as its partner for Member Relationship Management (MRM), and Customer Relationship Management (CRM) application and services.

•	Announced an international partnership with Haydrian Corporation based in Bellevue, Washington and with locations across the globe. SEDONA and Haydrian will create a co-branded version of SEDONA’s CRM/MRM application, Intarsia. Haydrian will immediately begin to market, sell and support Intarsia to local and regional financial institutions in the developing countries of the world. Haydrian will also offer Intarsia integrated with Haydrian’s anti-money laundering solution, XM3.

•	Announced that it has delivered the first version of Intarsia for the higher education market. Intarsia for higher education was installed at one of the country’s most prestigious universities and it is anticipated to be generally available in May 2007. Intarsia for higher education integrates data from multiple data sources such as web inquiries, enrollment, academic calendar and program and certificate into one system, allowing the educational institution to optimize the effectiveness of its marketing programs.
Description of Business Strategy
SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.
In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a standalone offering.
SEDONA has successfully signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, FNF/Sanchez Computer Associates, Optria LLC, Profit Technologies, Data Systems of Texas, GBS and Haydrian. SEDONA continues to work to broaden its distribution channels and expand its market penetration within financial services and into new verticals, both domestically and internationally.
The Company anticipates that its CRM application technology, Intarsia will be generally available to the rapidly expanding higher education market in May 2007. The Company will initially target the division or school of continuing education of colleges and universities. This segment of the higher education market accounts for a significant portion of the enrollment in higher education institutions.
The Company’s revenues currently consist of license fees from in-house sales, multi-year, monthly subscription fees from their Distribution Partners’ ASP sales, professional services fees, including, but not limited to, set-up and installation fees and training fees, and annual maintenance fees. The Company

ITEM 1. DESCRIPTION OF BUSINESS (continued)
is not an ASP services provider however, the product can be deployed in an ASP environment through the Company’s Distribution Partners and customers. During 2006, 85% of SEDONA’s license revenues were derived from in-house licensing and 15% from subscription fees on their Distribution Partners’ ASP sales compared to 2005 in which 87% of license revenues were derived from in-house licensing and 13% from subscription fees on their Distribution Partners’ ASP sales.
SEDONA believes that the key to selling CRM/MRM successfully to SMBs is finding a solution that not only meets the organization’s unique industry, business, and budget requirements, but also provides the organization with proven technology and services that can be cost effectively integrated into its business. When these needs are met, SMBs should achieve a positive return on their CRM/MRM investment (ROI).
•	Targeting the SMB market with a highly-verticalized CRM/MRM application solution
Based on studies by the Aberdeen Group, the SMB market represents the largest and fastest growing opportunity for CRM applications solutions as businesses place increasing emphasis on effectively managing the relationship of, and interaction with, their customers. Aberdeen Group’s Worldwide CRM Spending: Forecast 2002-2006 research report, has shown the CRM spending in the SMB market growing at a CAGR (Compound Annual Growth Rate) of approximately 9%, from 2002 to 2006, compared to a much slower growth rate of 4% in the large business (LB) market during the same period. In the same report, Aberdeen Group projects that the CRM spending in the financial services market will represent 18.8% of the overall CRM spending over the next three years.
As a significant segment of the overall SMB market, small and mid-size financial services organizations, represented by community and regional banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies, with total asset value below $10 billion, have identified CRM as a strategic initiative to improve the customer retention and profitability rates in a marketplace dominated by large national and international companies with greater resources, services and advertising power.

TOTAL ASSET
VALUE	< $100M	$100M - $300M	$300M - $500M	$500M - $1B	$1B - $3B	$3B - $10B	> $10B
COMMUNITY & REGIONAL BANKS	3,806	2,918	826	654	263	154	118
CREDIT UNIONS	7,781	727	182	151	92	10	2
TOTAL NUMBER OF INSTITUTIONS	11,587	3,645	1,008	805	355	164	120
Source: FDIC & National Credit Union Association — September 2006
Unlike most traditional, general-purpose CRM applications, Intarsia is a CRM/MRM application solution specifically designed and priced to meet the needs of SMBs with multiple lines-of-business across several vertical industries. Intarsia provides small to mid-size financial services organizations with a complete view of their customers’ relationships and interactions. This information enables them to gain knowledge about their customers’ preferences, needs and characteristics and build the appropriate strategies to more effectively target the right products to the right people at the right

ITEM 1. DESCRIPTION OF BUSINESS (continued)
time. Intarsia provides those organizations with the ability to effectively identify, acquire, foster and maintain loyal, profitable customers.
Intarsia is designed to assist community and regional banks, credit unions, and insurance companies and agencies in maximizing profits through effective customer relationship management but which lack the resources required to develop, implement and maintain a CRM/MRM program on their own.
In addition, the Company continues to evaluate the opportunity of providing a vertical CRM application solution to other vertical markets, since according to AMR Research, the CRM market for SMBs, including divisions of enterprises, is projected to become a $44 billion opportunity over the next 10 years. As a result, in May 2007, the Company anticipates that its CRM application technology, Intarsia, will be generally available for the rapidly expanding higher education market. Aberdeen Group projects in its Worldwide CRM Spending: Forecast 2002-2006 research report, that the CRM spending in the government and education market will represent 6.7% of the overall CRM spending over the next three years.
•	Removing the barriers to purchasing and maintaining a CRM/MRM system
SEDONA’s technology is designed to provide prospective customers and distribution partners with an effective deployment of an enterprise business application in either an In-house or Application Services Provider (ASP) environment.
The ASP model is especially attractive for SMBs that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM/MRM.
The ASP model provides SMBs with an immediately available fully integrated system, including all the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, for an affordable, fixed monthly subscription fee.
The ASP model is extremely important for SEDONA and all its current and future OEM and reseller partners because it:
•	Shortens the sales cycle by greatly reducing the financial barriers — software, hardware and “people-ware” costs — and the resource requirements on a customer’s existing IT organization;

•	Builds a recurring revenue stream, as the solution can immediately be made available to an existing customer base with a low monthly fee to stimulate volume deployment;

•	Generates new revenue opportunities through the up-sell of new integration and training services as well as software upgrades; and

•	Results in achieving a positive return on investment more rapidly than traditional software licensing. The immediate availability of the application enables organizations to capitalize on its benefits right away.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
•	Marketing unique proprietary solution to target markets through multiple sales distribution channels
Having strategically targeted a key segment of the vast CRM/MRM market and designed and priced its CRM/MRM application solution accordingly, SEDONA’s sales strategy is to capture a share of the small to mid-size financial services using multiple sales distribution channels and innovative marketing programs to garner awareness and market leadership.
•	Indirect Sales Distribution Channel
SEDONA has signed OEM and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, FNF/Sanchez Computer Associates, ACEncrypt Solutions LLC, Optria LLC, Profit Technologies, Data Systems of Texas, GBS and the Haydrian Corporation and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.
Under the agreements with its current distribution partners, the Company receives license fees and annual maintenance fees for every in-house sale of its CRM/MRM technology, as well as multi-year, monthly subscription fees for every sale in an ASP environment. These fees are paid to SEDONA whether SEDONA’s distribution partners sell SEDONA’s CRM/MRM technology as a component of their partner’s total solution or as a stand-alone offering.
The solution achieved by branding and integrating SEDONA’s Intarsia technology into its partners’ core business applications, combined with their marketing strength, broad distribution channels and strong reputation, provides SMBs with the opportunity to enjoy all the benefits of implementing an enterprise-wide CRM/MRM application.
SEDONA has also established partnerships with a number of business and technical consulting services providers, such as Profit Resources. This provides the Company’s distribution partners and their customers with deep industry knowledge and expertise to assist in a successful implementation of their Intarsia-based CRM/MRM solutions.
In addition, the Company continues to leverage existing industry-specific association’s sponsorship and sales distribution partnerships to acquire new customers as well as expand its indirect sales channel by formalizing new OEM agreements with core systems providers and sales distribution agreements with service organizations for the financial services market. SEDONA will also foster the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
•	Direct Sales Distribution Channel
In fiscal year 2006, the Company re-established a targeted direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and credit union markets. SEDONA targets community and regional banks that run banking and credit unions core systems other than the ones provided by the Company’s distribution partners. In addition, beginning in 2007, the Company plans to utilize a direct sales channel to promote and sell Intarsia in the higher education market.
•	Staying in the forefront of CRM/MRM technology
The Company realizes that the key to selling CRM/MRM successfully to financial services organizations is finding a solution that not only meets their unique industry, business, and budget requirements, but also provides them with proven technology and services that can be cost effectively integrated into their multiple lines of business.
SEDONA’s vertical CRM/MRM application solution is specifically tailored and priced to support and meet the needs of the multiple lines-of-business of a financial services institution. Intarsia provides financial services organizations with a more complete and accurate view of their customers’ relationships and interactions. Financial services organizations gain knowledge about their customers’ preferences, needs, and characteristics to more effectively target the right products to the right customers at the right time.
Intarsia provides a comprehensive set of marketing analytics and operational CRM/MRM capabilities necessary to:
•	Analyze customer and prospect data, enabling financial services organizations to manage critical business performance such as profitability of customers, households, and products.

•	Measure the effectiveness of a financial services organization’s lead generation and marketing campaigns and ensure timely follow-up of referrals, customer requests, and sales leads.

•	Improve coordination and communication between financial services organizations and its customers, enhancing the ability to deliver effective service and improve organizational productivity.

•	Automate business processes that may be critical for the effective management and monitoring of the relationships and interactions with a financial services organizations’ customers.

•	Create “look-a-like” models to effectively identify prospects that share the same characteristics as the institution’s best customers, increasing the institution’s ability to acquire new customers.

•	Help predict customer retention and make profitable cross-sell (next best product) recommendations.

•	Develop personalized sales, marketing, and services programs aimed at retaining the financial organization’s most profitable customers and turn unprofitable customers into profitable ones.

•	Seamlessly enhance the financial services organizations’ customer and prospect data with user demographics, behaviors, interests, and preferences information provided by third-party content management suppliers.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
Ultimately, Intarsia provides the entire organization with greater control of the matrices that drive the profitability of their customers, get more share of their customers’ wallet, and increase sales efficiency.
•	Focusing on company’s bottom line results
The Company is committed to providing value to both its distribution partners and to its shareholders. Every investment by SEDONA in new products, markets and personnel is designed to provide a measurable return of investment and provide a clear path to achieve profitability.
Research & Development
The main strategy of SEDONA’s research and development activities is to provide high-quality, high-value products and support services in a consistent and predictable manner:
•	Promote and cultivate a culture of team-based development:
The research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia application solution. Each project team also provides technical assistance to the system integration group.
•	Efficient and predictable software development life cycle:
SEDONA utilizes an industry-proven software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process.
SEDONA has adopted the Base Level Integration Plan software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology breaks the development of sophisticated products into four, pre-defined cycles per year enabling the Company to deliver, in its sole discretion, two product releases on May 1 and November 1 of each year. It also allows the Company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.
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
Research and development expenses were $727,000 and $912,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in expenses in 2006 was attributable to an increase in contracted engineering services provided to the Company’s customers and Distribution Partners. The labor cost for these services is included in cost of revenues. In addition, research and development expenses decreased due to reclassification of an employee from research and development to customer services.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
Trademarks and Copyrights
SEDONA believes in copyrighting and trademarking its products and services. The Company has a service mark for a logo design, which was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002 (Registration No. 2598107), and a second service mark for the word mark “SEDONA” that was registered with the USPTO on March 24, 2003 (Registration No. 2700294).
The Company also filed an application for federal registration of the word mark “INTARSIA®” with the USPTO. This application was filed on March 8, 2000 and was published for opposition on September 4, 2001. Following this publication, the Company received a Notice of Opposition on January 17, 2002 from the Intarsia® Corporation that opposed SEDONA’s “INTARSIA®” mark for “computer software that tracks and organizes customer and prospective customer data and organizes marketing information, for use in customer relationship management.”
Subsequently, Intarsia Corporation agreed to accept a co-existence agreement for the mark. SEDONA has the exclusive right to use the “Intarsia®” trademark in connection with its services, as recited in the registration thereof.
Customers
As of December 2002, SEDONA sold its existing customer base and related services business to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv’s resources to support and grow the Intarsia product line. However, as a result of the Company’s decision to re-establish a targeted direct sales channel and the amendment of its Master Software License Agreement with Fiserv Solutions, Inc., in December 2004, SEDONA re-signed maintenance service agreements with several customers of Fiserv CCS. These agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.
Revenues from three of the Company’s partners and clients accounted for forty-eight (48%) of total sales in 2006. In 2005, revenue from one partner accounted for thirteen (13%) of total sales.
Substantially, all of the Company’s revenues are from customers in the United States.
Backlog
Revenue backlog consists of unfulfilled purchase contracts, service contracts such as those entered into with application service customers, as well as deferred revenues, primarily for advance royalties and maintenance contracts where revenues are recognized ratably over the life of the contract which typically ranges from 36-60 months. As of December 31, 2006, the Company had a revenue backlog of $538,000, substantially all of which is expected to be recognized as revenue in 2007. In addition, as of December 31, 2006, the Company had recorded a total of $413,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
Competition
The CRM/MRM market has offerings from a variety of providers that focus on sales force automation, call center management, contact management, marketing customer information file systems (MCIF) and other marketing solutions that address certain aspects of the management of customer relationships. The Company’s offering is unique in that it combines a completely tailored CRM/MRM application solution for the SMB market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company’s partners. SEDONA’s OEM and reseller agreements with leading software and services providers for the SMB market enable the Company to leverage their marketing strength, broad distribution channels and strong reputation. These strategic partnerships provide SEDONA with a revenue opportunity and strengthen its competitive position.
SEDONA’s primary competitors are John Harland Company (Harland), Harte-Hanks Inc. (Harte-Hanks), and Marquis Software Solutions (Marquis).
•	Harland (NYSE:JH) provides software solutions for financial institutions, including, but not limited to, bank core systems, deposit and loan origination, teller, mortgage, call center, document solution and customer relationship management.

•	Harte-Hanks (NYSE:HHS) provides direct and target marketing services, including, but not limited to, sales lead management, inbound/outbound telemarketing and web-based database marketing, to consumers and business-to-business marketers across multiple vertical markets.

•	Marquis is a privately-held company primarily focused on low cost MCIF, sales and services and referral tracking solutions for the financial services market.
SEDONA believes that the most important competitive factor, which enables the Company to differentiate itself from the competition, is its focus on delivering a specifically tailored CRM/MRM solution to the SMB market through a number of leading-edge core processor providers.
Because the core processor providers are responsible for the SMB’s mission-critical business applications, they have all the information required to make the implementation of a CRM/MRM solution viable. Using the core processor providers as a sales, marketing and distribution channel improves SEDONA’s opportunity to establish itself as a leading provider of CRM/MRM application software and services as those organizations create a formidable barrier for other CRM/MRM providers to enter the market. There are additional core processing providers that SEDONA is seeking to establish partnerships with, and the Company anticipates expanding its market presence in this way. (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
The Company further believes its competitive advantage in the market is based on the following factors:
•	Management and Technical Resources — The Company has many years of management-level experience dealing with the SMB and software markets (see “Management”) and technical resources with extensive knowledge in planning, designing, implementing, delivering and supporting leading-edge technology for the application software market.

•	Marketing and Sales — The Company has an entrenched marketing and sales distribution channel through worldwide OEM partnership with leading core services providers for the financial services market.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
•	Technology — The Company’s proven CRM/MRM solution is specifically designed and priced for the financial services market. It is fully integrated with the financial services organization’s core processing systems and designed to support the business processes and data requirements of the multiple lines of business of those organizations.
The Company anticipates additional competition from other established and new companies as the markets for CRM/MRM applications continue to develop. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with SEDONA’s competitors. The Company expects that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire a significant market share.
The results of increased competition and reduction of the Company’s potential market share could materially and adversely affect its business, operating results and financial condition. In several of its targeted vertical markets, the Company believes there is a distinct trend by competitors toward securing market share at the expense of profitability.
Employees
As of April 11, 2007, the Company had 14 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.
Dependence Upon Key Personnel
The Company is dependent upon certain key members of its management team for the successful operation and development of its business, particularly Marco A. Emrich, who currently serves as the Company’s Chief Executive Officer and President. The loss of the services of one or more of the Company’s management personnel, including Mr. Emrich, could materially and adversely affect the operation of the Company. The Company does not carry key man insurance on its executives.
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
Copies of the Company’s Form 10-KSB, 10-QSB, 8-K reports, proxy and information statements, and other information with the SEC, and all amendments to these filings, may be obtained free of charge from the Company’s website at www.sedonacorp.com, as soon as reasonably practicable following the filing of any of these reports with the SEC. Copies may also be obtained free of charge by contacting the Company’s Investor Relations department at investorinfo@sedonacorp.com. In addition, copies may be obtained via the SEC’s internet side, www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY
In January 2003, SEDONA entered into a lease for its corporate offices located at 1003 West 9th Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The lease was for 3,403 square feet and extended until December 31, 2005 at an annual base rate of $68,000 plus a yearly escalation charge of three percent (3%). In April 2004, the Company required additional space, and added an additional 867 square feet of space to its King of Prussia office. The lease for the additional space extended through December 31, 2005 at an annual rate of $15,000 plus a yearly escalation charge of three percent (3%).
In December 2005, the Company amended its lease for its corporate office space. The amendment extends the lease on the 4,270 square foot space for a period of five (5) years commencing on January 1, 2006 and expiring December 31, 2010. The annual base rent will be $68,320 or $16.00 per sq. ft. and will increase $0.50 per sq. ft. in each of the remaining years. The amended lease resulted in savings to the Company in excess of $15,000 per year over the expiring rates.
The Company will have the option to terminate the lease after January 1, 2009, with one hundred eighty (180) days prior written notice to the Landlord and paying a sum equal to the unamortized transaction costs incurred in connection with the lease amendment, plus three (3) months rent on the term expiration date.
In November 2003, SEDONA entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The Minnesota office serves as a software delivery facility. The original lease term was two years and two months, at a base annual rate of $5,000 plus a yearly escalation charge of three percent. In December 2005, the Company amended its lease for the Plymouth, Minnesota space by extending the obligation an additional three years, commencing January 1, 2006 and expiring on December 31, 2008. The base annual rent is $5,000 per year plus a yearly escalation charge of three percent (3%).
The Company believes its leased properties are adequately insured for any losses.
ITEM 3. LEGAL PROCEEDINGS
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of December 31, 2006, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. In August 2006, OSI had petitioned the court for a change in venue from the state of PA to the state of CT, such change was granted by the U.S. District Court on December 28, 2006. The outcome of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.

ITEM 3. LEGAL PROCEEDINGS (continued)
No actions other than matters involved in the ordinary course of business are currently known by Management and such ordinary course matters are believed by Management not to have material significance.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.
PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Dividends of the Company’s Common Stock
The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA’s common stock. Until January 8, 2003, the Company’s common stock was quoted on The NASDAQ SmallCap Market under the symbol “SDNA”. Since January 9, 2003, the common stock has been available for trading on the OTC Bulletin Board under SDNA.OB. The last reported sale price of SEDONA common stock on April 11, 2007 was $0.22. At that time, there were approximately 5,979 holders of record of SEDONA common stock.
The following table reflects high and low bid information for SEDONA’s common stock for the periods specified, as compiled by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2005:
Quarter ended March 31, 2005	$0.47	$0.25
Quarter ended June 30, 2005	$0.27	$0.14
Quarter ended Sept. 30, 2005	$0.25	$0.14
Quarter ended December 31, 2005	$0.19	$0.12

Year ended December 31, 2006:
Quarter ended March 31, 2006	$0.38	$0.14
Quarter ended June 30, 2006	$0.34	$0.17
Quarter ended Sept. 30, 2006	$0.29	$0.17
Quarter ended December 31, 2006	$0.24	$0.13

Year ended December 31, 2007:
Quarter through March 31, 2007	$0.29	$0.13

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. (continued)
Dividends
The Company has never declared or paid any cash dividends on its common stock and does not anticipate payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain future earnings, if any, to finance the expansion, development and growth of its business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.
In addition, SEDONA’s outstanding Series A Preferred Stock has a preference on the payment of any dividends. SEDONA must pay all accrued and unpaid dividends, if any, on its outstanding preferred stock before it can pay dividends on its common stock.
Equity Compensation Plans as of December 31, 2006:
Equity Compensation Plan Information

Weighted-Average
		Exercise Price of	Number of Shares
	Number of Shares to be	Outstanding	Remaining Available
	Issued Upon Exercise of	Options,	for Future Issuance
	Outstanding Options,	Warrants and	under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	11,900,930	$0.91	13,717,658
Equity compensation plans not approved by security holders (2)	—	—	—
Total	11,900,930	$0.91	13,717,658

(1)	These plans consist of the 1992 and 2000 Incentive Stock Option Plan which replaced the 1992 plan. The current plan includes a formula that automatically increases the number of securities available for issuance equal to 20% of the number of shares issued and outstanding.

(2)	The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

ITEM 5:	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (continued)
Recent Sales of Unregistered Securities
The Company has effected sales of unregistered securities from time to time during the past three years. Each of these sales has previously been reported in the Company’s periodic filings on Form 10-KSB, 10-QSB or on Form 8-K.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.
In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a standalone offering.
SEDONA has successfully signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, such as Fiserv Solutions, Inc., Open Solutions Inc., Connecticut Online Computer Center, Inc, FNF/Sanchez Computer Associates, Optria LLC, Profit Technologies, Data Systems of Texas, GBS and the Haydrian Corporation and continues to work to broaden its distribution channels and expand its market penetration within financial services and into new verticals, both domestically and internationally.
In May 2007, the Company expects to make Intarsia for the higher education market generally available. The Company will initially target the division or school of continuing education of colleges and universities; this segment of the higher education market accounts for a significant portion of the enrollment in higher education institutions.
In fiscal year 2006, the Company re-established a targeted direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and credit union markets. SEDONA targets community and regional banks that run banking and credit unions core systems other than the ones provided by the Company’s distribution partners. In addition, beginning in 2007, the Company plans to utilize a direct sales channel to promote Intarsia in the higher education market.
The Company’s revenues currently consist of license fees from in-house sales, multi-year, monthly subscription fees from ASP sales, professional services fees, including, but not limited to, set-up and installation fees, training and annual maintenance fees.
The following is a discussion and analysis of the Company’s results of operations and financial condition for the years ended December 2006 and 2005 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2006 and 2005 along with the notes to those financial statements.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Critical Accounting Policies
Revenue Recognition
The Company’s software arrangements currently consist of license fees, fees for installation services and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.
Product License Revenue
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on a percentage of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that royalties have been earned and monies are owed to SEDONA. In addition, the Company also sells directly to banks and credit unions. The license fee is recognized by SEDONA in the same manner as the indirect sales model, whereby license fee revenue is recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA.
Revenues from the sale of product licenses are recognized as follows:
•	Persuasive evidence of an arrangement exists, provided only by a contract signed by both parties

•	Delivery and acceptance of the software has been received

•	The fee to be paid by the customer is fixed or determinable

•	Collection of the fee is reasonably assured
Since the Company’s software product can be implemented on the Company’s customers’ systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company’s license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.
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
Additionally, in certain circumstances, the Company may partner with third parties to implement its software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and the Company recognizes the services fee revenue component upon installation and acceptance by the customer.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
The Company recognizes service revenue as follows:
•	Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

•	Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.
Software Development Costs
Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established.
The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio in which current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The Company will capitalize costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs. During 2006, the Company capitalized no software development costs related to the Company’s Intarsia enterprise business application software.
The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment charge in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.
As of December 31, 2004, all software development costs have been fully amortized and the Company has not capitalized any additional development costs since that time.
Accounting for Stock-Based Awards
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123(R), using the modified prospective transition method and therefore the Company has not restated results for prior periods. Prior to January 1, 2006, the Company accounted for employee share-based compensation under Accounting Principle Board Opinion No. 25 (APB 25).
SFAS 123(R) required all employee share-based payments, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The Company recognizes the fair value of its stock awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term.
During 2006, the Company recognized stock-based expense of $237,000. The requirement to expense stock-based awards will continue to increase general and administrative expenses and may materially impact the results of operations in future periods. As of December 31, 2006, the Company estimates that the total expense impact of the non-vested awards is $35,598. This expense will be recognized over a weighted-average period of 3.92 years.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Results of Operations
Revenues from operations for the years ended December 31, 2006 and 2005 were $1,415,000 and $723,000, respectively.
License fee revenue increased to $577,000 in 2006 compared to $159,000 reported in 2005 mainly due to increased direct sales initiatives and the additional contracts entered into by current and new resellers of Intarsia.
Service fee revenues (unrelated) from the Company’s client base increased to $598,000 compared to $564,000 of revenue reported in 2005. The increase is attributable to additional training and professional services delivered to our partners’ clients. In addition, in 2006, the Company recognized $240,000 of related party service fee revenues from ACEncrypt Solutions LLC for the completion of a professional services engagement as fully described in Note 8 of the accompanying financial statements. The Company did not recognize any revenue from related parties in 2005.
Cost of Revenues
Cost of revenues includes the direct expenses and third party cost associated with providing professional services such as data mapping, programming services, training, customer support and installation services. Total cost of revenues increased to $299,000 or 21% of revenue for the year ended December 31, 2006, compared to $248,000 or 34% of revenue reported in December 2005. The increase in cost is a result of additional direct labor provided for the training and support of the increased customer base.
Gross Profit
For the year ended December 31, 2006, the Company reported a gross profit of $1,116,000 or 79% of revenue compared to the year ended December 31, 2005, in which the Company reported a gross profit of $475,000, or 66% of revenue.
Investment Activities
There were no investing activities for the year ended December 31, 2006. The cash flows from investing activities for the year ended December 31, 2005 resulted in the use of cash of $22,000 to fund the purchase of new equipment and software.
Operating Expenses
Total operating expenses, decreased to $2,844,000 for the year ended December 31, 2006 compared to $2,992,000 reported in 2005. The decrease in expenses are due to savings in personnel cost due to reductions in force in the sales and marketing area. In 2006 the Company complied with the requirement to expense stock options. Beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement No. 123 (R) that required all share-based payments to be recognized in the statement of operations based on their fair value. For the year ended December 31, 2006, the Company recorded share based expense of $237,000 compared to $7,000 in the same period ended December 31, 2005. In addition, the Company continues its efforts to monitor its expenses and attain savings, whenever possible.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Other Expenses
In 2006, total other expenses increased to $524,000 compared to $377,000 reported in 2005. The increase reflects additional interest expense incurred on convertible notes issued in favor of David Vey and long-term debt from William J. Rucks as fully explained in Note 4 and 5 of the accompanying financial statements. In addition, the Company recorded $36,000 from the accretion of discounts on convertible notes issued in 2006.
Liquidity and Capital Resources
At December 31, 2006, the Company’s cash and cash equivalents decreased to $7,000. The net cash used in operations decreased to $1,274,000 compared to $2,054,000 in 2005. The decrease in the use of cash was a result of lower operating expenses in the current year. In addition, an increase in accounts receivable reflects the Company’s continued growth in the ASP markets, where receivables increased 320% from $98,000 in 2005 to $413,000 in 2006.
Net cash provided by financing activities decreased to $1,230,000 in 2006 compared to $1,989,000 in the prior year. In 2006, the proceeds were derived from the issuance of $755,000 in convertible notes compared to $1,965,000 in convertible notes in 2005. The Company also issued short-term notes and received proceeds of $1,300,000 in 2006. The Company used $850,000 of its proceeds to repay a short-term obligation to Acxiom Corporation as fully described in Note 5.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the net loss of ($2,252,000) in 2006, the Company incurred a net loss of approximately ($2,894,000) during the year ended December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern.
The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including the Company’s rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services.
The Company’s plans include continuing to leverage existing industry-specific association’s sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities. In addition the Company plans to expand its indirect sales channel by formalizing new OEM agreements with core systems providers and sales distribution agreements with service organizations for the financial services market. SEDONA will also foster the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology. Additionally, the Company will expand its sales distribution channel by entering into the higher education market.
Subsequent to year-end the Company received proceeds of $300,000 from a private placement transaction and plans to raise additional funds through public or private equity or debt financing to support the implementation of its operational plan, including the repayment of existing indebtedness. The Company has engaged a placement agent to assist it in raising funds through institutional investors as well as signed additional placement agreements to identify private investments. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Obligations and Commitments
The Company has various short term (within 12 months) and long-term (greater than 12 months) contractual and trade obligations. Below summarizes the timing of such obligations as of December 31, 2006.

	Payments Due by Period (in thousands)
		Less than	1-3	3-5	+5
	Total	1 year	years	years	years

Accounts Payable & Other Accrued Liabilities	$1,180	$941	$239	—	—
Short Term Debt	1,439	1,439	—	—	—
Current maturities of long term debt	258	250	8	—	—
Long term debt	790	—	790	—	—
Building Leases	359	92	267	—	—

TOTAL	$4,026	$2,722	$1,304	—	—

In addition to the obligations listed above, the Company has issued $4,292,263 in convertible notes that mature at various dates through October 2008. The investors may elect to convert all or a designated part of the principal amount of the obligations into up to a total of 27,778,865 shares of Company common stock.
Inflation
Although there can be no assurance that SEDONA’s business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the Company’s results of operations or financial condition during the periods presented herein.
Financial Risk Management
The Company invests its cash in variable rate money market securities, which are not subject to interest rate or market risk.
From time to time, the Company also has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the years ended December 31, 2006 and 2005, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net loss per share assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share — (assuming dilution) would be reduced.
See Notes 3 and 5 to the accompanying financial statements for additional information with respect to the Company’s long-term debt and convertible preferred stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.
FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for: (1) mandatory redeemable non-controlling interests that would not have to be classified as liabilities by the subsidiary, under the “only upon liquidation” exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent in the consolidated financial statements, the classification and measurement provisions (but not the disclosure provisions) of SFAS 150 are deferred indefinitely pending further Board action; (2) Other mandatorily redeemable non-controlling interests that were issued before November 5, 2003, the measurement provisions of SFAS 150 are deferred indefinitely, both for the parent in consolidated financial statements and for the subsidiary that issued the instruments that result in the mandatorily redeemable non-controlling interest, pending further FASB action. However, the classification and disclosure provisions are not deferred.
Beginning January 1, 2007 the Company must comply with SFAS No. 155, Accounting for Certain Hybrid Instruments. This Statement resolves issues related to the financial reporting of certain hybrid financial instruments that are addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement allows holders of financials instruments that have embedded derivatives required to be bifurcated to elect to account for the instrument as a whole at fair value (with changes in fair value recognized in earnings). This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.
Fiscal years beginning after November 15, 2007 and interim periods within those fiscal years the Company must comply with the requirements of SFAS No. 157, Fair Value Measurements. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Company is currently evaluating the impact such adoption will have on its financial statements.
Effective June 28, 2006 the Company adopted EITF Issue No. 05-1, Accounting for the Conversion of an Instrument that Became Convertible Upon the Issuer’s Exercise of a Call Option. The Issue provides guidance on determining when the issuance of equity securities to settle a debt instrument should be accounted for as a conversion or as a

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
debt extinguishment. The Issue applied to all conversions within the scope of the Issue that result from the exercise of call options and is effective in interim or annual reporting periods beginning after June 28, 2006, irrespective of whether the instrument was entered into prior or subsequent to June 28, 2006.
In addition, the Company has early adopted EITF Issue No. 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments. This Issue addresses the effects of a change in the terms of an embedded conversion option in determining whether a modification or exchange of a convertible debt instrument should be accounted for as a debt extinguishment. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual reporting periods beginning after November 29, 2006.
EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instruments When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” concludes that when a previously bifurcated conversion option in a convertible debt instrument no longer meets the criteria for separate accounting as a derivative instrument in Statement No. 133, reclassification of the carrying amount of the liability for the conversion option to shareholders’ equity should occur and amortization of the debt discount recorded at issuance should continue over the remaining term of the agreement. The consensus should be applied to previously bifurcated conversion options in convertible debt instruments that cease to meet the bifurcation criteria in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of the Issue.
FSP No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1 concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurements (due to a change in classification) of those instruments will result if certain conditions are met. This FSP should be applied in the first reporting period beginning after October 10, 2006.
FSP No. FAS 123(R)-6, Technical Corrections of FASB No 123(R). This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No 123(R), Share Based Payment. This FSP should be applied in the first reporting period beginning after October 10, 2006.
Off-Balance Sheet Arrangements
SEDONA had no off-balance sheet arrangements during 2006 or 2005.

ITEM 7.	FINANCIAL STATEMENTS
     See Index on F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.

ITEM 8A.	CONTROLS AND PROCEDURES
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
During SEDONA’s 2006 fiscal year, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

ITEM 8B.	OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The following table presents the names and positions of the persons who serve as SEDONA’s directors, executive officers and key employees, their ages as of April 11, 2007 and the length of time they have served in such positions:

Name	Age	Position	Since

David R. Vey	54	Chairman of the Board	2003
Marco A. Emrich	54	President, Chief Executive Officer, and Director	1999
David C. Bluestone	51	Director	2005
Scott C. Edelman	53	Director	2004
Victoria V. Looney	49	Director	2003
Jack A. Pellicci	68	Director	1996
Roger W. Scearce	57	Director	2004
Anita M. Primo	39	Vice President, Chief Financial Officer and Corporate Secretary	2003
Timothy A. Rimlinger	43	Vice President, Chief Technology Officer	2000
All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.
All Officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.
On June 1, 2004, the Board of Directors adopted a Code of Conduct and Business Ethics pursuant to Section 406 of the Sarbanes-Oxley Act that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons performing similar functions. The code is posted on the Company’s internet website at https://www.sedonacorp.com. Copies may be obtained by following the instructions in Item 1. Available Information.
SEDONA has an audit committee comprised of Roger W. Scearce, David C. Bluestone and Jack A. Pellicci. Mr. Roger Scearce is a member of the Audit Committee and serves as the Audit Committee’s financial expert, as such term is defined in the SEC Regulations S-B Item 401(e).
The business experience, principal occupation and employment of the Company’s Directors, Executive Officers and Key Employees have been as follows:
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

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (continued)
Marco A. Emrich has over 25 years of software industry experience and has served as Chief Executive Officer and President of SEDONA Corporation since September 1999. Prior to joining SEDONA Corporation, he served as President and CEO of Cambridge-based e-commerce application service provider empresa Inc., where he devised and executed a strategic-level plan for the incorporation and launch of the Company in the untapped e-commerce application outsourcing market. Prior to empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., a software application and services provider of Application Delivery Management System (ADMS) solutions for network-centric, multi-tier distributed business applications. Mr. Emrich also held positions as President of Stuttgart-based application development software provider Cinmark Systems Inc., and Senior Executive of Cincom Systems, Inc. and Digital Equipment Corporation ‘s Information Network Technology Group. Mr. Emrich holds a Bachelor’s degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.
David C. Bluestone was elected to the Board of Directors in August 2005. Mr. Bluestone has been with Keybank, N.A. since October 1996, where he is currently a Senior Real Estate Credit Officer with responsibility for structuring and approval of credit exposure for commercial real estate relationships, maintaining asset quality and portfolio management, and has held the position of Team Leader, Chicago Real Estate Loan Production Officer. Prior to Keybank, Mr. Bluestone served as Senior Relationship Manager with Mellon Bank N.A.’s Real Estate Department and Section Manager, Credit Review Department from September 1986 to October 1996 with emphasis on new and restructuring of existing multi-million dollar real estate transactions, new business development, as well as underwriting, credit, financial, market and valuation analysis. From September 1982 to August 1986, he was a Real Estate Representative and Project Manager for The Southland Corporation. Mr. Bluestone holds a Masters of Business Administration from University of California, and a Bachelors of Landscape Architecture from Louisiana State University.
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
Victoria V. Looney has served as a Director of the Company since March 2003. In 2001, Ms. Looney co-founded ACEncrypt Solutions LLC, a privately-held technology and business development firm providing customized security and business management software tools to Corporate and Government approved buyers. Prior to founding ACEncrypt, Ms. Looney was Vice President of Sales at GroupSystems.com from 1999 to 2001 and earlier held positions with IDCertify, as Vice President of Business Development, from 1998 to 1999. Post college graduation, Ms. Looney worked as a congressional staff director in the U.S. House of Representatives and later as a project manager for the U.S. Department of State — Agency for International Development. Ms. Looney was recruited by and held Business Development Management Positions for CitiCorp, Rosenbluth International and EDS. Ms. Looney is a graduate of The School of International Service, College of Public and International Affairs, of the American University in Washington, DC where she received Baccalaureate in International

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (continued)
Studies. Mr. Vey appointed Ms. Looney to the Board pursuant to our financing agreement with Mr. Vey, in which he was entitled to appoint up to 30% of the members of the Board of Directors within 90 days of March 8, 2003. Ms. Looney is the sister of the Chairman of the Board, Mr. David Vey.
Jack A. Pellicci has served as a Director since 1996. Jack Pellicci joined Intergraph Corporation in September 2006 as the Senior Vice President Security, Government and Infrastructure and General Manager, Federal Solutions and Intelligence Business Units. Prior to this he spent over 14 years at Oracle Corporation where his most recent position was as Group Vice President, North America Public Sector. In this position he led the Business Development and Program Management Group where he was responsible for positioning Oracle’s products and solutions with customers and partners to generate and then capture new business in the Federal/State and Local/Provincial Government markets in the US and Canada. Mr. Pellicci joined Oracle in 1992 after retiring from the U.S. Army as a Brigadier General with 30 years experience leading and training people, managing technology and improving productivity in command and staff assignments in both peace and war. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.
Roger W. Scearce has served as a Director of the Company since August 2004. Mr. Scearce is a senior partner with Vanguard Advisors, LLC. Vanguard’s mission is to provide world-class advisory and consulting services to business and government leaders. He is a founding member and has been with Vanguard since May 2003. Prior to forming Vanguard, Mr. Scearce was a Senior Vice President with American Management Systems (AMS), from April 1999 to April 2003, where he led their Department of Defense (DoD) Strategic Account Group. While at AMS, Mr. Scearce also served as the Deputy Program Manager, DoD Financial Management Enterprise Architecture as a key executive member of “Team IBM” in support of the DoD’s Business Management Modernization Program. Before joining AMS, Mr. Scearce was a career military officer, rising to the rank of Brigadier General, U.S. Army. His last active duty assignment was Deputy Director of the Defense Finance and Accounting Service. Mr. Scearce managed the day-to-day finance and accounting operations and activities of the Defense Department worldwide. Earlier leadership roles and assignments included serving as Commandant of the U.S. Army Finance School and Chief of the U.S. Army Finance Corps; and Commander 266th Theater Finance Command, U.S. Army, Europe. Mr. Scearce graduated from Florida Southern College with a Bachelor of Science degree in Accounting and earned an MBA from Syracuse University. He is a past National Vice President of the American Society of Military Comptrollers and past President of the Association of Syracuse Army Comptrollers. He is also an active member of the Association of Government Accountants. Mr. Scearce is the immediate past Chairman of the Board of Directors of Andrews Federal Credit Union, Andrews AFB, Maryland, where he still serves as a Director.
Anita M. Primo has served as Chief Financial Officer since December 2003. She also serves as Corporate Secretary since the retirement of Michael Mulshine in July 2003. Ms. Primo previously served as the Company’s Controller since December 2000. Prior to joining SEDONA, Ms. Primo was Vice President of Finance and Administration for the Zoological Society of Philadelphia from 1998 to 2000. She also served as Controller and Treasurer for Action Manufacturing, a major manufacturer of precision ordnance products for the U.S. Government, U.S. approved foreign governments and numerous domestic and international commercial firms from 1989 to 1998.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (continued)
Timothy A. Rimlinger served as Vice President of Engineering since July 2000 and Chief Technology Officer since December 2003. Mr. Rimlinger is responsible for the design, implementation and delivery for all of the Company’s products. Previously, he served as Director of Technology Development since joining the Company in January 1996. Before joining SEDONA, he was Senior Development Engineer at GE Aerospace and Lockheed Martin from 1985 to 1996.

ITEM 10.	EXECUTIVE COMPENSATION
The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company in all capacities during the two years ended December 31, 2006 and 2005 for the Company’s President and Chief Executive Officer, and the Company Vice Presidents, who are the only executive officers whose salary and bonus for such years exceeded $100,000:

							Nonqualified
						Non-Equity	Deferred
		Annual Compensation				Incentive Plan	Compensation	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Marco A. Emrich	2006	$225,000	$—	$—	$—	$—	$—	$—	$225,000
President and CEO	2005	$225,000	$—	$—	$10,500	$—	$—	$—	$235,500
Alyssa S. Dver ‡	2006	$—	$—	$—	$—	$—	$—	$93,893	$93,893
V.P. & Chief Marketing Officer	2005	$140,000	$—	$—	$—	$—	$—	$—	$140,000
Anita M. Primo	2006	$110,000	$—	$—	$—	$—	$—	$—	$110,000
V.P. & Chief Financial Officer	2005	$110,000	$—	$—	$12,071	$—	$—	$—	$122,071
Timothy A. Rimlinger	2006	$130,000	$—	$—	$—	$—	$—	$—	$130,000
V.P. & Chief Technology Officer	2005	$130,000	$—	$—	$14,267	$—	$—	$—	$144,267

‡	Alyssa S. Dver employment with SEDONA terminated December 20, 2005. The 2006 other compensation includes $70,000 in severance cost pursuant to the executive’s employment agreement with the Company, $10,000 accrued bonus payment, and $13,893 in commission.

Option awards are calculated based upon the fair value of each common stock option issued in accordance with Statement of Financial Accounting Standards (SFAS) 123R. The fair value estimate is calculated using the Black-Scholes. Assumptions made in the valuation are detailed in Note 6. to the accompanying financial statements.
Base Salary
Base salaries for all Executive Officers, including the Company’s Chief Executive Officer, are reviewed by the Compensation Committee on an annual basis. In determining appropriate base salaries, the Compensation Committee considers external competitiveness, the roles and responsibilities of the individual, the internal equity of compensation relationships, and the contributions of the individual to the Company’s success.
Annual Cash Incentive Opportunities
The Compensation Committee believes that Executives should be rewarded for their contributions to the success and profitability of SEDONA and, as such, approves the annual cash incentive awards. Incentive awards are linked to the achievement of revenue and net income goals by SEDONA and/or specific business units, and the achievement by the Executives of certain assigned objectives. The individual objectives set for the Company’s Executive Officers are generally objective in nature and include such goals as revenue, profit and budget objectives, and increased business unit productivity. The Compensation Committee believes that these arrangements tie the Executive’s performance closely to key measures of the success of SEDONA or the Executive’s business unit. All Executive Officers, including the Chief Executive Officer, are eligible to participate in this program.

ITEM 10. EXECUTIVE COMPENSATION (continued)
Long-Term Stock-Based Incentives
The Compensation Committee also believes that it is essential to link the interests of Executive and Shareholder together. As such, from time to time, the Compensation Committee grants stock options to Executive Officers and other employees under the Plan. In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the individual to the Company’s success, and the need to retain the individual over time. All Executive Officers, including the Chief Executive Officer, are eligible to participate in this program.
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Although no Named Executive Officer received compensation exceeding this limit in 2006, the Company has limited the number of shares of common stock subject to options, which may be granted, to the Company’s employees in a manner that complies with the performance-based requirements of Section 162(m). While the Compensation Committee does not currently intend to qualify its annual incentive awards as a performance-based plan, it will continue to monitor the impact of Section 162(m).
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee consists of Ms. Looney, Mr. Pellicci, and Mr. Edelman. None of the executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of our Compensation Committee.
Stock Purchase Opportunities
Option Grants
The following table sets forth information with respect to the named Executive Officers concerning individual grants of stock purchase opportunities made during the year ended December 31, 2006.
Options Granted in Fiscal 2006

Percent of
	Number of	Total
	Securities	Options
	Underlying	Granted	Exercise or
	Options	to Employees	Base Price	Expiration
Name	Granted (#)	in 2006	($/Sh)	Date

Marco A. Emrich	—	—	—	—
Alyssa S. Dver	—	—	—	—
Anita M. Primo	—	—	—	—
Timothy A. Rimlinger	—	—	—	—

ITEM 10. EXECUTIVE COMPENSATION (continued)
Options Exercised and Unexercised
The following table sets forth information with respect to the named Executive Officers concerning the exercise of options for the year ended 2006 and the unexercised options held as of December 31, 2006.
Aggregate Option Exercises In Last Fiscal Year
And Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options and Warrants at		Options at
	Acquired on	Value	December 31, 2006		December 31, 2006
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Marco A. Emrich	0	0	1,452,500	0	$1,500	0
Anita M. Primo	0	0	188,727	12,500	$1,724	0
Timothy R. Rimlinger	0	0	234,905	0	$2,039	0
Compensation of Directors
Under the Company’s 2000 Incentive Stock Option Plan, each of the Company’s non-employee Directors, on the first business day of January of 2002 and on the first business day of January in each succeeding year, shall receive as compensation for service to the Board of Directors, a grant of an option to purchase common stock, at the then current fair market value, as determined in accordance with the Plan, as follows: a 30,000 share option grant for service to the Board of Directors during the preceding year; plus, a 5,000 share option grant for serving as the Chairman of the Board of Directors or of a Committee of the Board of Directors during the preceding year. If, however, an Eligible Director shall become eligible for an option grant after the first regularly scheduled Meeting to the Board of Directors during any calendar year, the Compensation Committee shall determine the size of such option grant by multiplying 30,000 shares (and/or 5,000 shares) by a fraction which is determined by dividing the number of regularly scheduled Board of Directors meetings remaining in the calendar year by four.
In addition, any new Director elected to the Company’s Board of Directors will be granted an option to purchase 50,000 shares of common stock, at the then current fair market value. The option was adjusted from 25,000 shares by action of the Board in March 2002. The shares underlying this option will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director’s election to the Company’s Board of Directors.
If unexercised, each option shall expire on the tenth anniversary of the date of grant and shall vest and become fully exercisable upon grant, with the exception that the new Directors’ options shall vest over five years. Once vested, options shall remain fully exercisable until the earlier of: (i) the expiration of their ten-year term; (ii) three years following the optionee’s separation from Board of Directors service for any reason; or (iii) one year following the death of the optionee.
In March 2002, the Board increased the annual retainer to be paid to each of the Company’s non-employee Directors, beginning in January 2003 and thereafter, from $5,000 to $10,000 as cash compensation for such Director’s services for the preceding year. At the same time, the Board increased the fee to be paid to each of the Company’s non-employee Directors for attendance at Board of Directors and Committee Meetings for 2002 and thereafter from $500 to $750, with multiple meetings held on the same day to count as one. The amounts were subject

ITEM 10. EXECUTIVE COMPENSATION (continued)
to annual review and possible adjustment at the discretion of the Board of Directors. By action of the Board on January 9, 2003, the non-employee Directors’ annual retainer fee for services to the Board in 2002 was reduced to its prior level of $5,000, and the fees to be paid to non-employee Directors for each attendance at Board of Directors and Committee Meetings for 2002 and thereafter was reduced to its prior level of $500 per meeting. In addition, any Director’s cash compensation obligations that may accrue would be paid in cash only if the Company is current in all of its cash obligations, or on a change of control, assuming that all current cash obligations had been met. As of December 31, 2006, there was a total of $126,267 accrued compensation due to current and past members of the Board of Directors for prior service. During 2006, the Company issued 600,000 non-qualified stock options, respectively, to its current members for 2006 service to the Board. The options were issued at an exercise price of $0.21 per share which equaled the fair market value on the date of grant.
During 2005, the Board of Directors amended the Compensation of its Directors as follows:
Effective August 11, 2005, as of the date of each annual shareholder meeting, each existing board member will be granted the option to purchase 100,000 incentive stock options at the fair market value on the date of grant. The options will vest and become fully exercisable upon grant.
In addition, any new Director elected to the Company’s Board of Directors will be granted an option to purchase 50,000 shares of common stock, at the then current fair market value. The shares underlying these options will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director’s election to the Company’s Board of Directors.
If unexercised, each option shall expire on the tenth anniversary of the date of grant and shall vest and become fully exercisable upon grant, with the exception that the new Directors’ options shall vest over five years. Once vested, options shall remain fully exercisable until the earlier of: (i) the expiration of their term; (ii) three years following the optionee’s separation from Board of Directors service for any reason; or (iii) one year following the death of the optionee.
Also, any board member participating on a board committee will be reimbursed $500 per year for their participation, with the exception of the members of the Audit Committee who will be reimbursed $1,000 per year for their participation in that committee. The reimbursement will be made at the end of the twelve month period following participation in the various board committees administered from the annual shareholders’ meeting date each year.
Employment Agreements and Change of Control Arrangements
In June 2004, the Company entered into an employment agreement with Marco A. Emrich as Chief Executive Officer and President. The agreement has a term of two years and thereafter shall continue from year-to-year based on the approval of both parties occurring at least six months prior to the end of the term. Mr. Emrich continues to work under the terms of this contract.
Mr. Emrich serves under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich can also earn up to $100,000 annually in the form of a cash bonus, subject to quarterly measurements. In addition, under Mr. Emrich’s original employment agreement signed on September 15, 1999, Mr. Emrich received 200,000 options and 175,000 warrants each with an exercise price of $2.25, which will vest monthly over a four-year period. In September 1999, he also was granted 350,000 warrants with an exercise price of $2.25, which will vest monthly over a four-year period, and certain acceleration provisions based on stock price performance. In the event of “Change of Control”, as defined in the employment agreement, within 12 months of the date of such Change of Control, 33% of any unvested

ITEM 10. EXECUTIVE COMPENSATION (continued)
options and warrants will accelerate, and after 12 months of such date, 50% of any unvested options and warrants will accelerate. In addition, upon change of control defined as (i) sale of a majority of the outstanding shares or assets of the Company, or (ii) change in the composition of more than fifty (50%) of the Board of Directors during any 12 month period, Mr. Emrich may elect to terminate his employment and shall receive six (6) months salary, a pro-rata portion of any bonus earned and all benefits available to all of the Company’s employees as set forth in the Company’s employee handbook for six (6) months. In July 2001, Mr. Emrich was granted 472,500 warrants with an exercise price of $1.03, which will vest based on the same schedule as the warrants listed above. Also in July 2001, Mr. Emrich received 180,000 options with an exercise price of $1.03, which will vest based on the same schedule as the options listed above. In 2005, Mr. Emrich received an additional 75,000 options with an exercise price of $0.15, which vested on December 30, 2006.
2006 DIRECTOR COMPENSATION

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
David C. Bluestone	$1,500	$—	$21,000	$—	$—	$—	$22,500
Scott C. Edelman	$1,000	$—	$21,000	$—	$—	$—	$22,000
Victoria V. Looney	$1,000	$—	$21,000	$—	$—	$—	$22,000
Jack Pellicci	$2,000	$—	$21,000	$—	$—	$—	$23,000
Roger W. Scearce	$1,500	$—	$21,000	$—	$—	$—	$22,500
David R. Vey	$500	$—	$21,000	$—	$—	$—	$21,500
Option awards are calculated based upon the fair value of each common stock option issued in accordance with Statement of Financial Accounting Standards (SFAS) 123R. The fair value estimate is calculated using the Black-Scholes. Assumptions made in the valuation are detailed in Note 6. to the accompanying financial statements.
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who beneficially own more than 10% of its common stock to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file. Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, the Company believes that, for the year ended December 31, 2006, all reporting persons complied on a timely basis with the filing requirements applicable to them, except as follows: David Vey filed a Form 4 on February 3, 2006 to report shares of 160,000 derivatives securities acquired on January 24, 2006. In addition, Mr. Vey filed a Form 4 on October 27, 2006, reporting 100,000 derivative securities acquired on October 13, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of the common stock as of April 11, 2007 with respect to:
•	Each person or group known to the Company who beneficially owns five percent or more of the outstanding shares of the Company’s common stock;

•	Each Director and named Executive Officer; and

•	The Company’s Executive Officers and Members of its Board of Directors as a group.
Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The business address of each person named in the table below is c/o SEDONA Corporation, 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania 19406.
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this annual report are deemed outstanding for the purpose of computing the percentage ownership of any person. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class
Marco A. Emrich	1,530,385	(1)	1.67%
David C. Bluestone	210,000	(1)	*
Scott C. Edelman	235,000	(1)	*
Victoria V. Looney	347,500	(1)	*
Jack Pellicci	479,574	(1)	*
Anita M. Primo	248,814	(1)	*
Timothy A. Rimlinger	408,056	(1)	*
Roger W. Scearce	260,700	(1)	*
David R. Vey	52,177,999	(1,2)	47.46%
All Executive Officers and Directors as a group, (9 persons)	55,177,999		46.08%

*	Owner holds less than 1% of the class.

(1)	Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days upon the exercise of outstanding options and warrants:

Mr. Emrich —455,000 options and 997,500 warrants
Mr. Bluestone — 210,000 options
Mr. Edelman — 235,000 options
Ms. Looney — 290,000 options
Mr. Pellicci — 458,250 options
Ms. Primo — 188,727 options
Mr. Rimlinger — 234,905 options
Mr. Scearce — 235,000 options
Mr. Vey — 290,000 options and 125,000 warrants

(2)	Mr. Vey has a right to acquire 19,223,310 shares within 60 days upon a notice of conversion related to a $2,691,263 convertible note due October 23, 2008. The conversion price of the related note was issued at a discount to the fair market value of the underlying common stock on the date the notes were issued.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE
The Company entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors as of April 11, 2007. Mr. Vey is a selling shareholder who owned more than 5% of the Company’s outstanding common stock.
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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
January 30, 2004, Mr. Vey elected to convert the above referenced convertible notes into 13,000,000 shares of the Company’s common stock of which 3,000,000 shares were issued upon conversion by December 31, 2003 and the remaining were issued upon conversion in 2004.
Additionally, the Company received $500,000 in funding from Mr. Vey in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible note. These instruments have terms similar to those of the earlier investment, and matured in March 2004. The $100,000 note was convertible into 10,000,000 shares of the Company’s common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced note into 10,000,000 shares of the Company’s common stock.
From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company’s common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. Vey who elected to convert $445,000 of the above referenced convertible notes into Company common stock.
In June 2003, Mr. Vey exercised a warrant received in August 2002, as part of a private placement transaction, to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.
From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in loan proceeds from Mr. Vey and issued him 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company’s common stock.
In January 2004, Mr. Vey purchased 212,766 shares of the Company’s common stock for $100,000 in a private placement transaction. He was also granted common stock warrants to purchase an additional 106,383 shares of the Company’s common stock at an exercise price of $0.70 per share.
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
The Company issued 677,450 shares of its common stock to Oak Harbor Investments Properties LLC (“Oak Harbor”), a limited liability corporation in which David Vey and Richard T. Hartley are managing members, in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.
From January 2005 through December 2005, the Company issued eleven 8% convertible notes to Mr. Vey and received aggregate proceeds of $965,000. The convertible notes were issued at fair market value on the transaction date. The notes were issued for a one-year term and are convertible at the option of the holder into 4,248,850 shares of the Company’s common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
During January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey, Chairman of the Board of Directors and a principal stockholder of the Company, for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.
In May 2006, the Company issued an 8% convertible note to Mr. David R. Vey and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note was scheduled to mature on May 1, 2008. The number of shares into which the principal was to be converted is equal to $0.14726 per share. Accrued and unpaid interest could also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share.
Mr. Vey also loaned the Company $1,075,000 in short-term funding through the third quarter of 2006 plus an additional $225,000 against a line of credit. The terms of these obligations are fully described below in the consolidation and refinancing of certain indebtedness to David R. Vey subsequent to September 30, 2006.
Subsequent to September 30, 2006, the Company entered into certain agreements related to the consolidation and refinancing of certain indebtedness and the issuance of additional financing to David R. Vey and Oak Harbor.
Refinancing with Oak Harbor
On October 23, 2006 the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company consolidate and extend previously issued promissory notes from the Company to Oak Harbor. On November 2, 2006 the Board of Directors approved the consolidation and extension of the maturity date of two outstanding promissory notes totaling the principal sum of $1,000,000 with accrued interest of $40,402 (the “Old Oak Harbor Notes”) into a single promissory note. An Exchange Agreement, dated as of August 17, 2006 was executed by Oak Harbor and the Company which provides for the cancellation of the Old Oak Harbor Notes and the issuance and delivery of a new single promissory note dated as of August 17, 2006 in the principal amount of $1,040,402 (the “New Oak Harbor Note”). The New Oak Harbor Note has a maturity date of May 1, 2009, and requires the Company to reduce the principal amount of the note by $250,000 on May 1, 2007, and $250,000 on May 1, 2008, with the outstanding unpaid principal balance and all accrued but unpaid interest due on maturity. The Old Oak Harbor Notes bore interest at a rate of seven percent (7%) per year. The New Oak Harbor Note bears interest at a rate of eight percent (8%) per year.
Refinancing with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263 into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the “Old Vey Convertible Notes”) and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the “New Vey Convertible Note”). The Old Vey Convertible Notes contained various maturity dates, which had been previously

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company’s common stock $0.001 par value per share (the “Shares”) at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of October 23, 2008, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the “Conversion Price”). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances. The Company accounted for the exchange of this debt in accordance with EITF No. 06-06 and EITF No. 96-19. Due to the change in conversion prices of the debt, the Company recorded the increase in the fair value of the conversion option, resulting in debt discount which reduced the carrying amount of the obligation by $110,000. This discount will be accreted into interest expense over the life of the convertible note, which is two years.
The New Vey Convertible Note provides that in the event the Company raises new capital through the sale of equity or debt securities (except for sums provided by Oak Harbor, its affiliates, or Vey) in an amount equal to or in excess of $2,000,000 (the “Financing”), the Company may, at its option, within ninety (90) days from the date of closing of the Financing, convert up to $1,210,000 of the outstanding principal of the Vey Convertible Note into Shares by making a cash payment to Vey in the amount of four percent (4%) of the principal converted. The number of Shares to be issued upon such conversion shall be equal to the principal balance converted divided by the conversion price in effect immediately prior to such computation.
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
Bridge Note with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from Vey to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
accrued interest is due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest is due October 23, 2007. Vey subsequently waived the December 23, 2006 due date for payment of principal and interest and granted the Company an extension until August 1, 2007.
In accordance with the provisions of the Bridge Note, on November 2, 2006 the Company assigned to Vey all of its right, title and interest in an account receivable due from ACEncrpyt Solutions, LLC (the “ACE Receivable”) with an outstanding balance of $40,000 (the “ACE Balance”). The assignment of the ACE Receivable was effective as of October 23, 2006. The assignment of the ACE Receivable reduced the principal of certain outstanding sums owed to Vey by the Company by the amount of the ACE Balance (the “Offset”). The Offset was applied to the loans consolidated into by the Bridge Note prior to the issuance of such note.
Line of Credit with David Vey
On October 23, 2006, the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company obtain a $500,000 line of credit from Vey to fund the working capital requirements of the Company. On November 2, 2006, the Board of Directors approved the execution of a Term Sheet, effective as of September 27, 2006, governing the issuance of an uncommitted line of credit in the principal amount of $500,000 from Vey to the Company (the “Line of Credit”). Balances outstanding under the Line of Credit are evidenced by a secured revolving promissory note dated as of September 27, 2006, in an amount no greater than $500,000 from the Company to Vey (the “Revolving Note”). The Revolving Note will be payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year. Accrued interest on the outstanding principal balance is scheduled to be paid quarterly. Advances under the Revolving Note are subject to the approval of Vey, which approval may be withheld at his sole discretion. The Company can prepay sums due under the Revolving Note without premium or penalty. The Revolving Note matures on August 17, 2007, on which date all unpaid sums of principal and interest will be due.
On September 27, 2006, the Company made an initial draw on the Line of Credit of $225,000 and that balance remains outstanding as of December 31, 2006.
Intercreditor Agreement
Vey and Oak Harbor entered into an Intercreditor Agreement dated as of October 23, 2006, which was acknowledged by the Company (the “Intercreditor Agreement”). The Intercreditor Agreement provides that as long as Oak Harbor has not received notice of default of the New Vey Convertible Note, the Bridge Note, or the Revolving Note and until such time as the Revolving Note has been satisfied, the proceeds of the receivables of the Company will be applied as and when they are collected to the payment of the principal sums, accrued interest and late charges due under the Revolving Note.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
Security Agreement
The New Oak Harbor Note is secured by substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated as of August 17, 2006 between the Company and Oak Harbor (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Security Agreement between Oak Harbor and the Company effective as of January 13, 2003 which granted to Oak Harbor a lien and security interest in the assets of the Company (the “Oak Harbor Security Agreement”). The changes to the Security Agreement were effected by the Amended and Restated Security Agreement which include: (i) the modification of the term “Obligations” to mean all of the obligations, indebtedness, and liabilities of the Company to Oak Harbor and Vey; (ii) the acknowledgement and consent of Oak Harbor to the grant of a subordinate security interest in the assets of the Company set forth in the Amended Security Agreement (the “Collateral”) to Vey; and (iii) the modification of Appendix A to the Security Agreement to reflect the current outstanding permitted liens in the Collateral and references the subordinate security interest to the Collateral granted to Vey pursuant to the Security Agreement between the Company and Vey dated as of October 23, 2006 (the “Vey Security Agreement”).
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
Cross Default Provisions of the Notes
The New Oak Harbor Note, the Bridge Note, the New Vey Convertible Note and the Revolving Note (collectively the “Notes”) contain cross default provisions. Consequently an event of default under any of the Notes would constitute an event of default under each of the Notes. An event of default under the Notes will also have occurred if a default occurs under any other loan, extension of credit, security right, instrument, document, agreement or obligation from the Company to Vey or Oak Harbor.
Summary Chart of Indebtedness
As a result of the foregoing, the principal amount of various indebtedness of the Company to Vey and Oak Harbor are as follows as of December 31, 2006:

Payee	Instrument	Principal sum due	Maturity Date
Oak Harbor Investment Properties, L.L.C.	Promissory Note dated as of August 17, 2006.	$1,040,402	May 1, 2009
David Vey	Secured Convertible Promissory Note dated as of October 23, 2006.	$2,691,263	October 23, 2008
David Vey	Promissory Note dated as of October 23, 2006.	$1,213,952	October 23, 2007
David Vey	Revolving Promissory Note dated as of September 27, 2006.	The lesser of $500,000 or the balance of the Revolving Promissory Note ($225,000 as of December 31, 2006.)	August 17, 2007

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
Mr. Vey was also entitled to appoint up to 30% of the members our Board of Directors within 90 days after the date of the financing arrangement in March 2003. Ms. Looney, who is the sister of David Vey, was appointed to the Board in 2003 at the request of Mr. Vey. Mr. Vey’s right to appoint the Board members was extinguished as of February 2, 2004.
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
Director Independence
Audit Committee
The Board of Directors has an Audit Committee consisting of: Roger W. Scearce (Chair), David C. Bluestone and Jack A. Pellicci. The Board of Directors has determined that Roger W. Scearce qualifies as an “audit committee financial expert” under SEC rules. The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants. In addition, the function of the Committee includes recommending to the Board of Directors, the engagement or discharge of the independent auditors, discussing with the auditors their review of the Company’s quarterly results and their annual audit of the financial statements. The Board has made a determination that Messrs. Scearce, Bluestone and Pellicci qualify as independent directors under the independence requirements of applicable law and of Nasdaq.
Nominations & Corporate Governance Committee
The Board of Directors has a Nominating & Corporate Governance Committee, consisting of Jack A. Pellicci (Chair), David C. Bluestone and Victoria V. Looney. The Board has made a determination that Mr. Pellicci and Mr. Bluestone qualify as an independent directors under the independence requirements of applicable law and of Nasdaq but Ms. Looney does not qualify as an independent director under the independence requirements (See “Certain Relationship and Related Transaction”). The function of the Nominating & Corporate Governance Committee is: (i.) to establish criteria for selecting candidates for nomination to the Board of Directors; actively seeking candidates to meet those criteria; and making recommendations to the Board of Directors of nominees to fill vacancies on, or as additions to, the Board of Directors; (ii.) serve as an independent and objective component of the Board to ensure Board stewardship of its responsibilities to shareholders and all other constituencies consistent with best corporate governance practices; and (iii.) monitor, review and appraise regularly the corporate governance systems of checks and balances, including the Corporation’s code of ethics and standards of conduct.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE (continued)
The Committee will consider director candidates who have relevant business experience, are accomplished in their respective fields and who possess the skills and expertise to make a significant contribution to the Board of Directors, the Company and its Shareholders. Director nominees should have high-leadership business experience, knowledge about issues affecting the Company and the ability and willingness to apply sound and independent business judgment. The Committee applies the same criteria to nominees recommended by Shareholders.
Compensation Committee
The Board of Directors also has a Compensation Committee, consisting of Victoria V. Looney (Chair), Scott C. Edelman and Jack A. Pellicci. The Board has made a determination that Messrs. Edelman and Pellicci qualify as independent directors under the independence requirements of applicable law and of the Nasdaq but Ms. Looney does not qualify as an independent director under the independence requirements (See “Certain Relationship and Related Transaction”). The Compensation Committee is responsible for developing and executing plans for the compensation of the Company’s executive officers, including the Chief Executive Officer of the Company. Additionally, the Compensation Committee has administered the SEDONA Corporation 2000 Incentive Stock Option Plan (the “2000 Plan”), including the determination, subject to the 2000 Plan’s provisions, of the individuals eligible to receive awards, the individuals to whom awards should be granted, the nature of the awards to be granted, the number of awards to be granted, the exercise price, vesting schedule, term, and all other conditions and terms of the awards to be granted.
Executive Committee
The Executive Committee’s scope of responsibilities has been expanded by the consolidation of the former Strategic Direction and Finance Committees into the Executive Committee. The committee members consist of David R. Vey (Chair), Scott C. Edelman and Roger W. Scearce. The function of the committee is to exercise the powers of the Board between meetings to the extent permitted by law. Messrs. Edelman and Scearce qualify as independent directors under the independence requirements of applicable law and of the Nasdaq but Mr. Vey does not qualify as an independent director under the independence requirements (See “Certain Relationship and Related Transaction”).

PART IV
ITEM 13. EXHIBITS
The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where indicated by footnote, exhibits, which have been previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

3.1	Articles of Incorporation (2) (Exhibit 3.1)

3.2	Bylaws (2) (Exhibit 3.2)

3.3	Amendment to Articles of Incorporation (3)

3.4	Amendment to Articles of Incorporation (25)

4.1	Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2	Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.3	5% Convertible Note due March 22, 2001 (8) (Exhibit 99.3)

10.1	Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 4.0)

10.12	Convertible Notes and Warrants Purchase Agreement, dated November 22, 2000 (7) (Exhibit 99.2)

10.22	Lease between Teachers Insurance and Annuity Association and the Company (9) (Exhibit 99.1)

10.25#	2000 Incentive Stock Plan (10) (Appendix A)

10.26#	2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27#	Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.30	Shareholder/Investor Relations Compensation Agreement between the Company and Osprey Partners, dated January 3, 1997, with amendments dated January 27, 2000 and December 13, 2000 (14) (Exhibit 10.30)

10.31	Finder’s Fee Agreement between the Company and Osprey Partners, dated February 24, 1999 (8) (Exhibit 10.31)

10.35	Warrant issued to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit 10.35)

10.36	Form of Common Stock and Warrants Purchase Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto (12) (Exhibit 10.1)

ITEM 13. EXHIBITS (continued)

10.37	Form of Registration Rights Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.2)

10.38	Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.38	Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39	Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Notes and Warrants. (13)

10.40	Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002. (13)

10.42	Convertible note dated December 6, 2002 (14)

10.43	Convertible note dated January 03, 2003 (14)

10.44	Convertible note dated January 10, 2003 (14)

10.45	Promissory note dated January 10, 2003 (14)

10.46	Convertible note dated March 13, 2003 (14)

10.47	Promissory note dated March 13, 2003 (14)

10.48	Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002 (15)

10.47	Convertible note dated June 4, 2004 (16)

10.54	Convertible note by the Company in favor of David R. Vey dated June 4, 2004 (16)

10.55	Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56	Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57	Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58	Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59	Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (19)

10.60	Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (19)

10.61	Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (19)

10.62#	Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich (20)

10.63#	Employment Agreement dated July 7, 2004 between Company and Alyssa S. Dver (20)

ITEM 13. EXHIBITS (continued)

10.64#	Employment Agreement dated July 20, 2004 between Company and Anita M. Primo (20)

10.65#	Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger (20)

10.66	Convertible note by the Company in favor of David R. Vey dated March 25, 2005 (21)

10.67	Convertible note by the Company in favor of David R. Vey dated March 30, 2005 (21)

10.68	Convertible note by the Company in favor of David R. Vey dated April 14, 2005 (21)

10.69	Convertible note by the Company in favor of David R. Vey dated April 22, 2005 (22)

10.70	Amended Facility Lease for King of Prussia, PA dated January 1, 2005 (24)

10.71	Amended Facility Lease for Plymouth, MN dated January 1, 2005 (24)

10.72	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.73	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.74	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.75	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.76	Convertible note and related documents by the Company in favor of William J. Rucks dated July 1, 2005, August 1, 2005 and September 30, 2005 (23)(24)

10.77	Promissory Note dated August 17, 2006 in the principal amount of $1,040,402.22 from SEDONA to Oak Harbor. (26)

10.78	Amended and Restated Security Agreement dated August 17, 2006 between SEDONA and Oak Harbor. (26)

10.79	Exchange Agreement dated August 17, 2006 between SEDONA and Oak Harbor. (26)

10.80	Secured Convertible Promissory Note dated October 23, 2006 in the principal amount of $2,691,263 from Sedona to Vey. (26)

10.81	Registration Rights Agreement dated August 17, 2006 between Vey and SEDONA. (26)

10.82	Exchange Agreement dated October 23, 2006 between SEDONA and Vey. (26)

10.83	Promissory Note dated October 23, 2006 in the principal amount of $1,213,952 from SEDONA to Vey. (26)

10.84	Security Agreement dated October 23, 2006 between Vey and SEDONA. (26)

10.85	Revolving promissory note dated September 27, 2006 in the principal amount of $500,000 from SEDONA to Vey. (26)

10.86	Intercreditor Agreement dated October 23, 2006 between Vey and Oak Harbor. (26)

10.87	Terms and Conditions Agreement dated September 27, 2006. (26)

ITEM 13. EXHIBITS (continued)

10.88	Acknowledgment and Receipt among SEDONA, Vey and Oak Harbor. (26)

10.89	Assignment of ACEncrypt receivable by SEDONA to Vey. (26)

10.90	Waiver dated as of October 23, 2006 from Rucks. (26)

10.91	Waiver dated as of October 23, 2006 from Mitchell. (26)

14.1	Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004 (20)

23.1	Consent of McGladrey & Pullen, LLP*

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Executive Compensation Plans and Arrangements.

(1)	Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2)	Filed as an Exhibit to the Company’s Current report on Form 8-K, dated June 15, 1992.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(5)	Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

ITEM 13. EXHIBITS (continued)

(7)	Filed as an Exhibit to the Current Report on Form 8-K filed November 28, 2000.

(8)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed August 31, 2000.

(10)	Filed as an Appendix to the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(13)	Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14)	Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended Mach 31, 2004.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)	Filed as an Exhibit to the 8-K on November 24, 2005.

(19)	Filed as an Exhibit to the 8-K on March 17, 2005.

(20)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)	Filed as an Exhibit to the 8-K on April 19, 2005.

(22)	Filed as an Exhibit to the 8-K on April 27, 2005.

(23)	Filed as an Exhibit to the 8-K on July 11, 2005.

(24)	Filed as an Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(25)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

(26)	Filed as an Exhibit to the 8-K on November 8, 2006.

(27)	Filed as an Exhibit to the 8-K on December 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Type of Service	2006	2005
Audit Fees	$98,500	$95,065
Audit-Related Fees	—	—
Tax Fees	$19,835	$10,475
All Other Fees	—	—
Audit Fees. This category includes: the audit of the Company’s Annual Financial Statements; the timely review of the interim financial statements included in the Company’s quarterly reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2006 and 2005; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods. This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements. This category also includes services in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include financial information systems design and implementation services rendered by the independent auditor.
Tax Fees. This category consists of professional services rendered by the independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
All Other Fees. This category includes services rendered by the independent auditors other than for services reported above.
Pre-Approval of Audit and Non-Audit Services
All audit and non-audit services provided by McGladrey & Pullen, LLP to the Company are pre-approved by the Audit Committee. The Audit Committee utilizes the following procedures in pre-approving all audit and non-audit services. At or before the first meeting of the Audit Committee each year, the Audit Committee is presented with a proposal of the cost for audit and non-audit services expected to be performed by McGladrey & Pullen, LLP during the year. Quarterly, the Audit Committee is presented with the total fees assessed for such services during the quarter with a comparison to the amounts previously presented. An explanation of any variances is presented, if necessary. The Audit Committee is also presented with an update of any new audit or non-audit services to be performed. The Audit Committee reviews the update and approves the services outlined therein if such services are acceptable to the Audit Committee.
To ensure the prompt response of any unexpected matters, the Audit Committee may delegate to a designated member or members of the Audit Committee the authority to amend or modify the audit and non-audit services and fees; provided however, that such additional or amended services may not affect McGladrey & Pullen, LLP’s independence under applicable SEC rules. The member or members off the Audit Committee must report any such action taken to the Audit Committee at its next scheduled meeting.
All audit and non-audit related services and fees in fiscal year 2006 were pre-approved by the Audit Committee.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA CORPORATION
April 16, 2007	/S/ Marco A. Emrich
DATE	Marco A. Emrich
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.
Signatures

BY	/S/ David R. Vey David R. Vey Chairman of the Board	Date April 16, 2007

BY	/S/ Marco A. Emrich Marco A. Emrich President, Chief Executive Officer and Director	Date April 16, 2007

BY	/S/ David C. Bluestone David C. Bluestone Director	Date April 16, 2007

BY	/S/ Scott C. Edelman Scott C. Edelman Director	Date April 16, 2007

BY	/S/ Victoria V. Looney Victoria V. Looney Director	Date April 16, 2007

BY	/S/ Jack A. Pellicci Jack A. Pellicci Director	Date April 16, 2007

BY	/S/ Anita M. Primo Anita M. Primo Chief Financial Officer and Vice President Principal Financial and Accounting Officer	Date April 16, 2007

BY	/S/ Roger W. Scearce Roger W. Scearce Director	Date April 16, 2007

Index to Financial Statements and Schedule
All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania
We have audited the accompanying consolidated balance sheets of SEDONA Corporation and its subsidiary as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEDONA Corporation and its subsidiary as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.
As described in Note 1 to the financial statements, effective January1, 2006, SEDONA Corporation and subsidiary changed their method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders’ equity and anticipates that it will require additional debt and/or equity financing in 2007, which may not be readily available. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Vienna, Virginia
April 17, 2007

SEDONA Corporation and Subsidiary
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7	$51
Accounts receivable	300	254
Prepaid expenses and other current assets	117	124

Total current assets	424	429

Accounts receivable, non-current	270	63
Property and equipment, net of accumulated depreciation and amortization	19	25
Non-current assets — other	3	3

Total non-current assets	292	91

Total assets	$716	$520

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$531	$263
Accrued expenses and other current liabilities	649	935
Deferred revenue	675	554
Current maturities of long-term debt	1,258	961
Interest payable with common stock	—	292
Short-term debt	1,439	3,435

Total current liabilities	4,552	6,440

Long-term debt, less current maturities	3,982	1,000
Deferred revenue	270	63

Total long-term liabilities	4,252	1,063

Total liabilities	8,804	7,503

Stockholders’ deficit:
Class A convertible preferred stock (Liquidation preference $1,000)
Authorized shares — 1,000,000
Series A, par value $2.00, Issued and outstanding shares— 500,000	1,000	1,000
Series H, par value $2.00, Issued and outstanding shares for 2005 — 1,500	—	1,500
Common stock, par value $0.001
Authorized shares —175,000,000, Issued and outstanding shares — 90,153,534 and 87,324,334 in 2006 and 2005, respectively	90	87
Additional paid-in-capital	63,290	60,646
Accumulated deficit	(72,468)	(70,216)

Total stockholders’ deficit	(8,088)	(6,983)

Total liabilities and stockholders’ deficit	$716	$520

See accompanying notes.

SEDONA Corporation and Subsidiary
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	For years ended December 31,
	2006	2005

Revenues:
Product licenses — unrelated parties	$577	$159
Services-unrelated parties	598	564
Services- related parties	240	—

Total revenues	1,415	723
Cost of revenues:
Product licenses	5	28
Services	294	220

Total cost of revenues	299	248

Gross profit	1,116	475
Expenses:
General and administrative	1,461	1,435
Stock option expense	237	7
Sales, marketing and product support	419	638
Research and development	727	912

Total operating expenses	2,844	2,992

Loss from operations	(1,728)	(2,517)

Other income (expense):
Interest expense	(488)	(377)
Convertible debenture expense	(36)	—

Total other expenses	(524)	(377)

Net Loss	(2,252)	(2,894)
Deemed dividends applicable to preferred stockholders	(120)	(270)

Loss applicable to Common Stockholders	$(2,372)	$(3,164)

Basic and diluted net loss per share applicable to common shares	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	89,640,569	86,959,403

See accompanying notes.

SEDONA Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficit
(In Thousands, Except Share Data)

	Stock Series A		Stock Series H
	Shares	Amount	Shares	Amount

Balance, December 31, 2004	500,000	$1,000	1,500	$1,500

Common stock issued for consulting services	—	—	—	—
Common stock issued for legal expenses related to litigation	—	—	—	—
Issuance of common stock for employer 401(k) contribution	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—
Fair value of options and warrants issued	—	—	—	—
Net loss, year ended December 31, 2005	—	—	—	—

Balance, December 31, 2005	500,000	$1,000	1,500	$1,500

Common stock issued for consulting services	—	—	—	—
Common stock issued for legal expenses related to litigation	—	—	—	—
Common stock issued to placement agent	—	—	—	—
Settlement with Acxiom (Note 14)	—	—	(1,500)	(1,500)
Common stock issued for accrued interest expense on convertible notes	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—
Fair value of conversion feature of debt	—	—	—	—
Fair value of options and warrants issued	—	—	—	—
Net loss, year ended December 31, 2006	—	—	—	—

Balance, December 31, 2006	500,000	$1,000	—	—

See accompanying notes.

SEDONA Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficit
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	86,640,561	$86	$60,478	$(67,322)

Common stock issued for consulting services	150,032	—	37	—
Common stock issued for legal expenses related to litigation	272,431	1	60	—
Issuance of common stock for employer 401(k) contribution	122,732	—	39	—
Common stock issued for employee stock purchase plan	138,578	—	24	—
Fair value of options and warrants issued	—	—	8	—
Net loss, year ended December 31, 2005	—	—	—	(2,894)

Balance, December 31, 2005	87,324,334	$87	$60,646	$(70,216)

Common stock issued for consulting services	173,265	—	32	—
Common stock issued for legal expenses related to litigation	242,262	—	43	—
Common stock issued to placement agent	200,000	1	42	—
Settlement with Acxiom (Note 14)	—	—	1,821	—
Common stock issued for accrued interest expense on convertible notes	2,062,161	2	307	—
Common stock issued for employee stock purchase plan	151,512	—	25	—
Fair value of conversion feature of debt	—	—	136	—
Fair value of options and warrants issued	—	—	237	—
Net loss, year ended December 31, 2006	—	—	—	(2,252)

Balance, December 31, 2006	90,153,534	90	63,290	(72,468)

See accompanying notes.

SEDONA Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31
	2006	2005

Operating activities:
Net loss	$(2,252)	$(2,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	19
Charge for employer 401(K) stock contribution	—	39
Common stock issued for legal, consulting services and placement agent	118	97
Charge for option or warrant based compensation	237	7
Amortization debt discount	36	—
Changes in operating assets and liabilities:
Accounts receivable	(252)	17
Prepaid expenses and other current assets	6	21
Accounts payable and accrued expenses	499	540
Deferred revenue	328	100

Net cash used in operating activities	(1,274)	(2,054)

Investing activities:
Purchase of property and equipment	—	(22)

Net cash used in investing activities	—	(22)

Financing activities:
Repayments of long-term obligations	(850)	—
Issuance of common stock, net	25	24
Issuance of convertible notes	755	—
Proceeds from issuance of short-term debenture and notes	1,300	1,965

Net cash provided by financing activities	1,230	1,989

Net (decrease) in cash and cash equivalents	(44)	(87)
Cash and cash equivalents, beginning of year	51	138

Cash and cash equivalents, end of year	$7	$51

See accompanying notes.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
Years ended December 31, 2006 and 2005
1. Accounting Policies
Description of Business
SEDONA Corporation (the “Company” or “SEDONA”) is a software application and services provider that develops and markets web-based, vertical Customer/Member Relationship Management (CRM/MRM) solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans associations, brokerage firms and insurance companies and agencies. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet. In May 2007, the Company expects to make Intarsia for the higher education market generally available.
In an effort to rapidly and cost effectively capture a major share of the small to mid-size business (SMB) market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a standalone offering.
As of December 2002, SEDONA sold its existing customer base and related services business to Fiserv Customer Contact Solutions (CCS), allowing SEDONA to focus on its indirect business model and providing users of Intarsia with Fiserv’s resources to support and grow the Intarsia product line. However, as a result of the Company’s decision to re-establish a targeted direct sales channel and the amendment of its Master Software License Agreement with Fiserv Solutions, Inc., in December 2004, SEDONA re-signed maintenance service agreements with several customers of Fiserv CCS. These agreements were re-signed during December 2004 and SEDONA began providing services under the maintenance agreements in January 2005.
Basis of Financial Statement Presentation
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the net loss of ($2,252,000) in 2006, the Company incurred substantial losses from operations of approximately ($2,894,000) during the year ended December 31, 2005 and has negative working capital and shareholders’ equity. These factors raise substantial doubt about our ability to continue as a going concern.
The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including the Company’s rate of revenue growth, the expansion of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services.
The Company’s plans include continuing to leverage existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities. In addition the Company plans to expand its indirect sales

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
channel by formalizing new OEM agreements with core systems providers and sales distribution agreements with service organizations for the financial services market. SEDONA will also foster the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology. Additionally, the Company will expand its sales distribution channel by entering into the higher education market.
Subsequent to year-end the Company received proceeds of $300,000 from a private placement transaction and plans to raise additional funds through public or private equity or debt financing to support the implementation of its operational plan, including the repayment of existing indebtedness. The Company has engaged a placement agent to assist it in raising funds through institutional investors as well as signed additional placement agreements to identify private investments. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA®GeoServices, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Financial Statement Presentation
Certain reclassifications have been made to the 2005 financial statement presentation to conform to the 2006 presentation. These reclassifications have no effect on the previously reported net loss.
Cash and Cash Equivalents
The Company considers all unencumbered highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit and money market funds, are stated at cost, and approximate fair value.
Accounts Receivable
Trade receivables are generated primarily from our customers and distribution partners. Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
when received. As of December 31, 2006 and 2005, current accounts receivable include $81,969 and $135,190, respectively for maintenance services which will be amortized over the maintenance period and recognized as revenue on a monthly basis in the upcoming year.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assets are periodically reviewed for possible impairment whenever circumstances or events indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of the asset is not recoverable, the carrying amount of such asset will be reduced to fair value.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents, accounts receivable and notes receivable. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts and notes receivable, is limited due to the Company’s credit evaluation process. The Company does not generally require collateral from its customers. The Company’s customers consist primarily of corporate entities.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, accounts and notes receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts of the Company’s long-term debt is also estimated to approximate fair value due to the interest rate being charged.
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
During 2006 and 2005, the Company capitalized no software development costs.
Revenue Recognition
The Company’s software arrangements currently consist of license fees, installation services and maintenance. The Company has established vendor specific objective evidence (VSOE) of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.
Product License Revenue
Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Since the Company’s software product can be implemented on the Company’s customers’ systems without significant alterations to the features and the functionality of the software, or without significant interfacing, the Company’s license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on a percentage of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that royalties have been earned and monies are owed to SEDONA. In addition, the Company also sells directly to banks and credit unions. The license fee is recognized by SEDONA in the same manner as the indirect sales model, whereby license fee revenue is recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA. For the year ended December 31, 2006, $577,000 of product license revenue was recognized compared to $159,000 in the same period of 2005.
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
•	Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

•	Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts. Typically, maintenance contracts are entered into for initial three-year terms and are renewable annually thereafter.
For the year ended December 31, 2006, $838,000 of related and unrelated service revenue was recognized compared to $564,000 in the year ended December 31, 2005.
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
Net Loss Per Common Share
Basic loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding plus the dilutive effect of stock options, warrants and convertible securities. As the Company incurred losses in 2006 and 2005, the effect of stock options, warrants and convertible securities were anti-dilutive and were therefore not included in the calculation of diluted earnings per share.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards (SFAS) Statement No. 123 (R), Share Based Payment, as required. The Company is applying the provisions under the modified-prospective transition method which requires companies to recognize compensation cost beginning with the effective date of adoption based on requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations for its stock option plans and complied with the disclosure provisions of SFAS No. 123. Accordingly, compensation cost related to option grants to employees was measured as the excess, if any, of the fair value of the Company’s shares at the date of the grant over the option exercise price and such cost was charged to operations over the related vesting period. Under APB 25’s intrinsic value method the Company generally recognized no compensation expense for stock options which were granted to employees of the Company.
SFAS No. 123 required the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method since the Company’s inception. Under SFAS No. 123, the fair value of stock-based awards to employees was calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards, net loss would have been approximately $3,066,000 or ($0.04) per share for 2005.
Assumptions used in calculating the fair value of the options and warrants granted in 2006 and 2005 are as follows:

	2006	2005
Risk-free interest rate:	4.83% to 4.87%	3.71% - 4.39%
Expected average volatility:	93.4%	102%
Expected holding period:	2 - 4 years	3 - 10 years
Expected dividend yield:	0%	0%
The Company recorded total compensation expense of $237,000 and $7,000 for share-based payments for the years ended December 31, 2006 and 2005, respectively. The adoption of Statement No 123(R) increased the net loss per common share by $0.003 per share.
As of December 31, 2006, the total estimated expense impact of the non-vested awards is $35,598 and will be recognized over a weighted-average period of 3.92 years.
Segment Information
The Company is organized and operates as one operating segment wherein it develops and markets web-based, vertical customer relationship management (CRM)/(MRM) solutions for small and medium sized businesses and uses one measure of profitability to manage its business. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements. Major customer and geographic area revenue disclosures are presented in Note 15.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
2. Property and Equipment
Property and equipment consist of the following (in thousands, except per unit information):

	December 31,
	2006	2005

Machinery and equipment	$76	$76
Leasehold improvements	15	15
Purchased software for internal use	31	31

	122	122
Less accumulated depreciation and amortization	103	97

	$19	$25

3. Long-Term Debt and Liabilities
Long-term debt and liabilities consists of obligations with original maturities of one year or more, as follows (in thousands):

	December 31,
	2006	2005

Note payable — CIMS acquisition Due 2006 (Note 14)	$—	$953
Oak Harbor note	1,040	—
Convertible note with David Vey, net of discount of $110,000	2,592	—
Convertible note with Rucks & Mitchell	1,600	1,000
Capital lease obligations (Note 10)	8	8
Deferred revenue	270	63

	5,510	2,024
Less current maturities	1,258	961

Long-term debt and liabilities	$4,252	$1,063

4. Convertible Notes and Related Transactions
Material Investor
As described below, during the period December 2002 through April 11, 2007, the Company entered into the following transactions with a single investor, Mr. David R. Vey, that, on an if- converted basis, gave Mr. Vey a 47% ownership interest in the Company. In March 2003, Mr. Vey became a member of the Board of Directors. He was appointed Chairman of the Board of Directors in May 2003.
In December 2002, Mr. Vey committed to fund a total of $1,420,000. The payments were made available to the Company on various funding dates through March 2003. In December 2002, the Company received proceeds of $100,000 in the form of a convertible note. In January 2003, the Company received proceeds of $820,000 in the form of a $220,000 convertible note and a $600,000 promissory note. The promissory note accrued interest at a rate of 7% and matured on January 15, 2004. The convertible notes accrued interest at rates ranging from 7% to 8% and were convertible at the option of Mr. Vey into 13,000,000 shares of Company common stock. The notes matured at various dates in December 2003 and January 2004. In January 2004, Mr. Vey elected to convert the above referenced notes into 13,000,000 shares of the Company’s common stock of which 3,000,000 shares were received upon conversion by December 31, 2003.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
Additionally, the Company received $500,000 in funding from Mr. Vey in March 2003, in the form of a $400,000 promissory note and a $100,000 convertible note. These instruments have terms similar to those of the earlier investment, and matured in March 2004. The note was convertible into 10,000,000 shares of the Company’s common stock. As of February 2, 2004, Mr. Vey elected to convert the above referenced notes into an additional 10,000,000 shares of the Company’s common stock.
The Company has accounted for the value of the conversion feature of these instruments, which was limited to the amount of aggregate proceeds received of $1,420,000 ($100,000 in December 2002 and $1,320,000 in January and March 2003), as additional paid in capital and debt discount. This amount was accreted over the life of the promissory and term notes as additional interest expense. Expense recognized for the years ended December 31, 2004 and 2003 was $123,000 and $1,290,000, respectively. There was no expense related to this conversion feature for the year ended December 31, 2006 or 2005, as it had been fully expensed in prior years.
From June 2003 through December 2003, the Company received $620,000 in proceeds and issued 8% convertible notes. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2004 to December 2004 into 2,699,219 shares of the Company’s common stock. In October 2004, the Company issued 1,975,318 shares of its common stock to Mr. David Vey who elected to convert $445,000 of the above referenced convertible notes into Company common stock.
In June 2003, Mr. Vey exercised a warrant received in August 2002, as part of a private placement transaction, to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.35 per share providing $175,000 in proceeds.
In January 2004, Mr. Vey purchased 212,766 shares of the Company’s common stock for $100,000 in a private placement transaction. He was also granted common stock warrants to purchase an additional 106,383 shares of the Company’s common stock at an exercise price of $0.70 per share.
From January 1, 2004 through December 31, 2004, the Company received $1,295,000 in proceeds and issued 8% convertible notes to David R. Vey. The notes were issued for a one-year term and are convertible at the option of Mr. Vey at various dates from June 2005 to November 2005 into 4,784,880 shares of the Company’s common stock.
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

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
During December 2004, the Company issued 677,450 shares of its common stock to Oak Harbor Investment Properties, LLC (“Oak Harbor”), a limited liability corporation in which David Vey is a managing member, in lieu of $135,490 cash payment for interest and late charges due through September 30, 2004 on promissory notes dated January and March 2003, respectively.
From January 2005 through December 2005, the Company issued eleven 8% convertible notes to Mr. David R. Vey and received aggregate proceeds of $965,000. The convertible notes were issued at fair market value on the transaction dates. The notes were issued for a one-year term and are convertible at the option of the holder into 4,248,850 shares of the Company’s common stock.
During January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey, Chairman of the Board of Directors and a principal stockholder of the Company, for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.
In May 2006, the Company issued an 8% convertible note to Mr. David R. Vey and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note was scheduled to mature on May 1, 2008. The number of shares into which the principal was to be converted was equal to $0.14726 per share. Accrued and unpaid interest could also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share.
Mr. Vey also loaned the Company $1,075,000 in short-term funding through the third quarter of 2006 plus an additional $225,000 against a line of credit. The terms of these obligations are fully described below in the consolidation and refinancing of certain indebtedness to David R. Vey subsequent to September 30, 2006.
Subsequent to September 30, 2006, the Company entered into certain agreements related to the consolidation and refinancing of certain indebtedness and the issuance of additional financing to David R. Vey and Oak Harbor.
Refinancing with Oak Harbor
On October 23, 2006 the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company consolidate and extend previously issued promissory notes from the Company to Oak Harbor. On November 2, 2006 the Board of Directors approved the consolidation and extension of the maturity date of two outstanding promissory notes totaling the principal sum of $1,000,000 with accrued interest of $40,402 (the “Old Oak Harbor Notes”) into a single promissory note. An Exchange Agreement, dated as of August 17, 2006 was executed by Oak Harbor and the Company which provides for the cancellation of the Old Oak Harbor Notes and the issuance and delivery of a new single promissory note dated as of August 17, 2006 in the principal amount of $1,040,402 (the “New Oak Harbor Note”). The New Oak Harbor Note has a maturity date of May 1, 2009, and requires the Company to reduce the principal amount of the note by $250,000 on May 1, 2007, and $250,000 on May 1, 2008, with the outstanding unpaid principal balance and all accrued but unpaid interest due on maturity. The Old Oak Harbor Notes bore interest at a rate of

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
seven percent (7%) per year. The New Oak Harbor Note bears interest at a rate of eight percent (8%) per year.
Refinancing with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263 into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the “Old Vey Convertible Notes”) and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the “New Vey Convertible Note”). The Old Vey Convertible Notes contained various maturity dates, which had been previously extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company’s common stock $0.001 par value per share (the “Shares”) at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of October 23, 2008, unless theretofore converted and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the “Conversion Price”). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances. The Company accounted for the exchange of this debt in accordance with EITF Issue 06-06 No. 96-19. Due to the change in conversion prices of the debt, the Company recorded the increase in the fair value of the conversion option, resulting in debt discount which reduced the carrying amount of the obligation by $110,000. This discount will be accreted into interest expense over the life of the convertible note, which is two years.
The New Vey Convertible Note provides that in the event the Company raises new capital through the sale of equity or debt securities (except for sums provided by Oak Harbor, its affiliates, or Vey) in an amount equal to or in excess of $2,000,000 (the “Financing”), the Company may, at its option, within ninety (90) days from the date of closing of the Financing, convert up to $1,210,000 of the outstanding principal of the Vey Convertible Note into Shares by making a cash payment to Vey in the amount of four percent (4%) of the principal converted. The number of Shares to be issued upon such conversion shall be equal to the principal balance converted divided by the conversion price in effect immediately prior to such computation.
The New Vey Convertible Note further provides that Vey may demand prepayment in full of the outstanding sums due under such note upon the occurrence of either of the following: (i) Company receives funds from any source (including internal sources such as collections of accounts receivable, as well as any external sources, such as sales of securities) totaling in

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
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
Bridge Note with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from Vey to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all accrued interest is due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest is due October 23, 2007. Vey subsequently waived the December 23, 2006 due date for payment of principal and interest and granted the Company an extension until August 1, 2007.
In accordance with the provisions of the Bridge Note, on November 2, 2006 the Company assigned to Vey all of its right, title and interest in an account receivable due from ACEncrpyt Solutions, LLC (the “ACE Receivable”) with an outstanding balance of $40,000 (the “ACE Balance”). The assignment of the ACE Receivable was effective as of October 23, 2006. The assignment of the ACE Receivable reduced the principal of certain outstanding sums owed to Vey by the Company by the amount of the ACE Balance (the “Offset”). The Offset was applied to the loans consolidated into by the Bridge Note prior to the issuance of such note.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
Line of Credit with David Vey
On October 23, 2006, the Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that the Company obtain a $500,000 line of credit from Vey to fund the working capital requirements of the Company. On November 2, 2006, the Board of Directors approved the execution of a Term Sheet, effective as of September 27, 2006, governing the issuance of an uncommitted line of credit in the principal amount of $500,000 from Vey to the Company (the “Line of Credit”). Balances outstanding under the Line of Credit are evidenced by a secured revolving promissory note dated as of September 27, 2006, in an amount no greater than $500,000 from the Company to Vey (the “Revolving Note”). The Revolving Note will be payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year. Accrued interest on the outstanding principal balance is scheduled to be paid quarterly. Advances under the Revolving Note are subject to the approval of Vey, which approval may be withheld at his sole discretion. The Company can prepay sums due under the Revolving Note without premium or penalty. The Revolving Note matures on August 17, 2007, on which date all unpaid sums of principal and interest will be due.
On September 27, 2006, the Company made an initial draw on the Line of Credit of $225,000.
Intercreditor Agreement
Vey and Oak Harbor entered into an Intercreditor Agreement dated as of October 23, 2006, which was acknowledged by the Company (the “Intercreditor Agreement”). The Intercreditor Agreement provides that as long as Oak Harbor has not received notice of default of the New Vey Convertible Note, the Bridge Note, or the Revolving Note and until such time as the Revolving Note has been satisfied, the proceeds of the receivables of the Company will be applied as and when they are collected to the payment of the principal sums, accrued interest and late charges due under the Revolving Note.
Security Agreement
The New Oak Harbor Note is secured by substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated as of August 17, 2006 between the Company and Oak Harbor (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Security Agreement between Oak Harbor and the Company effective as of January 13, 2003 which granted to Oak Harbor a lien and security interest in the assets of the Company (the “Oak Harbor Security Agreement”). The changes to the Security Agreement were effected by the Amended and Restated Security Agreement which include: (i) the modification of the term “Obligations” to mean all of the obligations, indebtedness, and liabilities of the Company to Oak Harbor and Vey; (ii) the acknowledgement and consent of Oak Harbor to the grant of a subordinate security interest in the assets of the Company set forth in the Amended Security Agreement (the “Collateral”) to Vey; and (iii) the modification of Appendix A to the Security Agreement to reflect the current outstanding permitted liens in the Collateral and references the subordinate security interest to the Collateral granted to Vey pursuant to the Security Agreement between the Company and Vey dated as of October 23, 2006 (the “Vey Security Agreement”).

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
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
Cross Default Provisions of the Notes
The New Oak Harbor Note, the Bridge Note, the New Vey Convertible Note and the Revolving Note (collectively the “Notes”) contain cross default provisions. Consequently an event of default under any of the Notes would constitute an event of default under each of the Notes. An event of default under the Notes will also have occurred if a default occurs under any other loan, extension of credit, security right, instrument, document, agreement or obligation from the Company to Vey or Oak Harbor.
Summary Chart of Indebtedness
As a result of the foregoing, the principal amount of various indebtedness of the Company to Vey and Oak Harbor are as follows as of December 31, 2006:

Payee	Instrument	Principal sum due	Maturity Date
Oak Harbor Investment Properties, L.L.C.	Promissory Note dated as of August 17, 2006.	$1,040,402	May 1, 2009

David Vey	Secured Convertible Promissory Note dated as of October 23, 2006.	$2,691,263	October 23, 2008

David Vey	Promissory Note dated as of October 23, 2006.	$1,213,952	October 23, 2007

David Vey	Revolving Promissory Note dated as of September 27, 2006.	The lesser of $500,000 or the balance of the Revolving Promissory Note ($225,000 as of December 31, 2006)	August 17, 2007
Rucks and Mitchell
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William J. Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,0000; (ii) note dated August 2, 2005 in the principal sum of $250,000; (iii) note dated September 30, 2005 in the principal amount of $500,000, and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i) (ii) and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The convertible notes shall mature and are payable 24 months after the date of each loan, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Convertible Notes and Related Transactions (continued)
paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) converted shares. The exercise prices of the warrant range from $0.30 to $0.35 per share.
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
5. Stockholders’ Equity
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
In conjunction with the CIMS acquisition transaction completed in April 2000 (see Note 14 below), 1,500 shares of Class A Series H preferred stock with a face value of $1,500,000 (book value $1,300,000) were issued as part of the transaction consideration. The Series H preferred stock yields 8% in semi-annual cash dividends, when declared, and is convertible at the Company’s option for the first 33 months of its 36-month term. In November 2003, the Company restructured the terms of the Class A Series H preferred stock. The new terms extended the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
5. Stockholders’ Equity (continued)
In February 2006, the Company entered into a settlement agreement with Acxiom Corporation, holder of the Class A Series H, convertible preferred stock. In consideration of an $850,000 cash payment payable by June 30, 2006 and 500,000 stock purchase warrants with an exercise price of $0.30 per share, exercisable for a three year period, Acxiom agreed to surrender the 1,500 shares of Series H Preferred Stock, valued at $1,500,000. In addition, Acxiom waived its right to accrued but undeclared dividends of approximately $756,854 related to the Series H Stock and waived its rights to payment related to an outstanding $953,000 promissory note issued by SEDONA plus approximately $217,854 in accrued interest.
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock. Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2006, equaled $720,000 or $1.44 per share compared to at December 31, 2005 which equaled $1,319,354 or $2.63 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements. Effective February 2006, the Company reached an agreement with the holder of its Series H Preferred Stock that resulted in the elimination of the cumulative but undeclared dividends at December 31, 2005 totaling $756,854 and the surrender of the 1,500 shares of its Series H Preferred Stock as described above.
Common Equity
Grants of Stock for Professional Services
During 2006, the Company issued 173,265 shares of its Common Stock to a consultant in lieu of $32,000 cash compensation for investor relation services rendered during the period.
The Company also issued 242,262 shares of its Common Stock to an attorney in lieu of $43,000 cash compensation for services rendered in relation to litigation filed by the Company on May 5, 2003 against certain parties alleging stock manipulation and fraud.
In conjunction with the Company’s plans to raise additional capital, the Company entered into an agreement with a placement agent. During 2006, the Company issued 200,000 shares of fully paid non-assessable shares of its Common Stock to the placement agent’s designees in lieu of cash compensation of $42,000 upon execution of an agreement.
Grant of Stock Pursuant to Employee Stock Purchase Plan
In 2006, the Company issued a total of 151,512 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at $25,000. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $4,300 of compensation expense related to common stock purchase of $25,000.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
5. Stockholders’ Equity (continued)
Financing Activities with David R. Vey and Oak Harbor Investments LLC
During January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey, Chairman of the Board of Directors and a principal stockholder of the Company, for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor Investments L.L.C. for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.
6. Stock Options and Warrants
Long-Term Incentive Plans
During 2000, the Stockholders of the Company approved the 2000 Incentive Stock Option Plan (the “2000 Plan”). This plan has replaced the 1992 Long-Term Incentive Plan (the “1992 Plan”) under which no further options will be issued. Significant provisions of the 2000 Plan include: reserving 20% of the outstanding shares for awards that may be outstanding at any one time, rather authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees. The term of each Award under the 2000 Plan shall be for such period as may be determined by the Compensation Committee of the Board of Directors which administers such plan but generally in no event shall the term exceed a period of ten years from the date of grant. Options issued under the 2000 Plan are considered outstanding until they are exercised and any other Award is outstanding in the calendar year in which it is granted and for so long thereafter as it remains such to any vesting condition required by continuing employment. The Committee shall determine the term of each Option, the circumstances under which an award may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, including without limitation, cash, stock, other awards or awards granted under other plans of the Company and any subsidiary, or other property and the methods by or forms in which Stock will be delivered or deemed to be delivered to participants.
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between January 2008 and August 2016. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
6. Stock Options and Warrants (continued)

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term (Years)	Value

Outstanding at December 31, 2004	2,984,712	$1.46
Canceled or expired	(439,000)	2.06
Granted	2,221,998	0.17
Exercised	—	—

Outstanding at December 31, 2005	4,767,710	$0.80
Canceled or expired	(1,054,661)	1.42
Granted	600,000	0.21
Exercised	—	—

Outstanding at December 31, 2006	4,313,049	$0.59	4.27	$21,500

				Weighted Average
Exercisable at		Exercise Price	Weighted Average	Remaining	Aggregate Intrinsic
Year-end	Options	Range Per Share	Exercise Price	Contractual Term (Years)	Value

2005	3,407,860	$0.15 to $5.13	$1.07
2006	4,146,215	$0.15 to $5.13	$0.61	4.27	$21,500
The following table summarizes information about stock options outstanding at December 31, 2006:

	Ranges			Total
Range of exercise prices	$0.15 to $1.16	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13

Options outstanding	3,758,049	417,000	138,000	4,313,049
Weighted average remaining contractual life (years)	5.77	2.73	2.54	4.27
Weighted average exercise price	0.36	1.86	2.98	0.59
Exercisable	3,591,215	417,000	138,000	4,146,215
Weighted average exercise price	0.37	1.86	2.98	0.61
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.35 to $3.75 per share and expiring between January 2007 and March 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
6. Stock Options and Warrants (continued)

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term (Years)	Value

Outstanding at December 31, 2004	15,434,727	$1.14
Canceled or expired	(3,425,202)	1.32
Granted	125,000	0.35
Exercised	—	—

Outstanding at December 31, 2005	12,134,525	$1.08
Canceled or expired	(5,746,644)	0.92
Granted	1,200,000	0.35
Exercised	—	—

Outstanding at December 31, 2006	7,587,881	$1.09	1.84	$0

				Weighted Average
Exercisable at		Exercise Price	Weighted Average	Remaining	Aggregate Intrinsic
Year-end	Warrant Shares	Range Per Share	Exercise Price	Contractual Term (Years)	Value

2005	11,895,698	$0.30 to $3.75	$1.07
2006	7,363,830	$0.35 to $3.75	$1.07	1.84	$0
The following table summarizes information about common stock warrants outstanding at December 31, 2006:

	Ranges			Total
Range of exercise prices	$0.35 to $1.13	$1.21 to $2.25	$2.50 to $3.75	$0.35 to $3.75
Outstanding	5,482,881	1,413,000	692,000	7,587,881
Weighted average remaining contractual life (years)	1.89	2.32	1.20	1.84
Weighted average exercise price	0.60	2.08	2.99	1.09
Exercisable	5,357,680	1,413,000	593,150	7,363,830
Weighted average exercise price	0.59	2.08	3.07	1.07
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: no dividends paid for all years; average expected volatility of 93.4% for 2006 and 102% for 2005; risk-free interest rates of 4.83% to 4.87% for 2006 and 3.71% to 4.39% for 2005, expected terms range from 2.00 to 4.00 years for 2006 and 3.00 to 10.00 years for 2005.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
6. Stock Options and Warrants (continued)
Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

	Year Ended December 31,
	2006	2005
Stock options and warrants	$0.23	$0.18
During 2006, there were no common stock options or warrants granted to Officers of the Company. There were 600,000 options granted to Company Directors for their service to the Company for the period of August 2005 to August 2006. Additionally, 1,200,000 warrants were issued related to investors as fully described in Note 4.
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
Options to Directors and Officers
Included in the options and warrants granted above are the following:
During 2006, there were no options or warrants granted to Officers of the Company. During 2005, 263,132 options of the Company’s common stock were granted to three Officers of the Company. These options were issued at or above fair market value of the common stock on the grant date at a weighted average exercise price of $0.15 per share, expiring in December 2015. As of December 31, 2006, none of these options or warrants were exercised.
Shares reserved for future issuance of common stock approximate 13,717,658 as of December 31, 2006.
7. Contingencies
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of April 16, 2007, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
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

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
7. Contingencies (continued)
OSI had requested a change in venue from the state of PA to the state of CT and such change was granted; oral arguments are in the process of being scheduled with the court. The outcome of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
8. Related Party Transactions
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
In addition, the Company completed the following transactions with David R. Vey, the Company’s Chairman of its Board of Directors. In January 2006, the Company issued 1,356,800 shares of its Common Stock to David R. Vey for $203,520 of accrued interest due on convertible notes through December 2005. In addition, the Company issued 705,361 shares of its Common Stock to Oak Harbor Investments for $105,804 of interest and late fees due on promissory notes dated January 2003 and March 2003, respectively.
In May 2006, the Company issued an 8% convertible note to David R. Vey, the Company’s Chairman of its Board of Directors and received aggregate proceeds of $155,000. The convertible note was issued at fair market value on the transaction dates. The convertible note was supposed to mature on May 1, 2008. The number of shares into which the principal was to be converted was equal to $0.14726 per share. Accrued and unpaid interest could also be paid in cash or, at the election of the investor, in shares at a conversion price of $0.14726 per share.
As fully described in Note 4, the Company entered into certain agreements related to the consolidation and refinancing of certain indebtedness to David R. Vey and the issuance of additional financing including a $1,075,000 short-term loan plus an additional $225,000 against an established line of credit.
9. Employee Benefits Plan
Starting in fiscal year 1999, a 401(k) Plan was made available to all eligible SEDONA employees, but there were no contribution matches by the Company.
During 2001, the plan was modified to allow the Board of Directors to consider, on an annual basis, a discretionary match for the Plan participants in the form of Company stock at a rate of

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
9. Employee Benefits Plan (continued)
up to 50% of employee contributions but not in excess of 3% of employee base compensation. In 2005 the match formula was changed to comply with current safe harbor rules. All employees receive a matching stock contribution equal to 3 (three) percent of their annual salary into the plan; the match may not to exceed IRS established limits.
In 2006, the Board approved a matching contribution which was valued at $19,000 and resulted in the issuance of 115,027 shares of the Company’s common stock in 2007 to the plan’s trustee for the benefit of plan participants, valued at a closing price of $0.17 per share.
In 2005, the Board approved a matching contribution which was valued at $39,000 and resulted in the issuance of 122,732 shares of the Company’s common stock to the plan’s trustee for the benefit of plan participants, valued at a closing price of $0.32 per share.
10. Commitments
The Company has employment agreements with certain key employees, which expire at various dates through 2006. The agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least six months prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors. As of March 30, 2007, the agreements remain in full effect.
The Company leases certain office equipment under various non-cancelable operating and capital lease arrangements. Future minimum lease payments under capital lease obligations consist of $9,000 originally due in 2005, of which $1,000 is related to interest.
The Company entered into a lease for its corporate headquarters in December 2002, which commenced January 1, 2003 for a three-year term. In April 2004, the Company expanded its lease space at its corporate headquarters, as fully described in Item 2 — Description of Property, above. In December 2005, the Company renewed its lease obligation for its corporate headquarters for an additional five years.
In November 2003, the Company entered into a three-year lease for an engineering facility in Plymouth, Minnesota. In December 2005, the Company renewed its lease obligation for its Minnesota space for an additional three years.
Future minimum lease payments under these lease obligations total $359,000 and are all due per the table below.
Future Minimum Building Lease Payments
In Thousands

	2007	2008	2009	2010	2011	Total

Corporate Headquarters	$81	$84	$85	$87	$—	$337
Plymouth, MN	$11	$11	—	—	—	$22
Total	$92	$95	$85	$87	$—	$359
Rent expense for 2006 was $96,000 compared to 2005 which totaled $104,000.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
11. Other Accrued Liabilities and Accounts Payable
Other accrued liabilities comprise the following (in thousands):

	Year ending December 31,
	2006	2005

Accrued payroll, benefits and severance	$176	$245
Accrued rent	5	—
Accrued fees and other expenses to Directors for professional services and other expenses	126	217
Accrued legal expenses related to Litigation (see Note 7, contingencies)	—	43
Note payable, general insurance	95	105
Accrued interest on debt obligations	241	—
Miscellaneous	6	58

Total	$649	$668
12. Income Taxes
No provision for federal and state income taxes in 2006 or 2005 has been recorded as the Company has incurred net operating losses for the years ended December 31, 2006 and 2005 and the Company has provided a valuation allowance against all net operating loss carryforwards.
At December 31, 2006 and 2005, the Company had a recorded net deferred tax asset of $25.4 million and $25.7 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other current deferred income tax items totaling $115,000 and $186,000, respectively. These items related primarily to accruals which may be recognized in the future for tax purposes. Net operating loss carryforwards of $3 million expired during the year. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.
At December 31, 2006 and 2005, the Company had approximately $63 million and $63.9 million, respectively, in federal net operating loss carryforwards that expire in various years through 2026. Additionally, the Company has approximately $42 million and $42.2 million respectively, of state net operating loss carryforwards that expire in various years beginning in 2007 through 2014.
The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code, Section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
13. Supplemental Disclosures of Cash Flow Information (in thousands)

	Year Ended December 31
	2006	2005

Cash paid during the year for interest	$110	$18
Conversion of accrued interest into common stock	307	—
Conversion of accrued interest into debt	281	—
Fair value of conversion feature of debt	136
Settlement with Acxiom for forgiveness of debt	1,820	—
14. 2000 CIMS Purchase
In April 2000, the Company consummated a transaction to purchase the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. Five-year warrants amounting to an aggregate of $550,000 were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the “Required Payment”), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 was to be paid contingent on the performance of the business unit acquired (“the Contingent Payment”). Through March 2004, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance of the business unit acquired. The performance period for both the Required Payment and the Contingent Payment expired in April 2003.
In November 2003, the Company restructured the agreement with Acxiom. The Company issued a promissory note for the $953,000 Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest were originally due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which were accrued net of a credit due back to the Company of $78,000; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom.
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

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
15. Major Customer Transactions and Geographic Information
Revenues from three of the Company’s partners and clients accounted for forty-eight (48%) of total sales in 2006. In 2005, revenue from one partner accounted for thirteen (13%) of total sales.
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
16. Subsequent Events
On March 2, 2007, the Company sold 1,578,947 shares of its common stock to an accredited investor in a private placement transaction in exchange for $300,000 at a price of $0.19 per share. The terms of sale provide that one half of the shares are restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.60 per share or greater; or (2) Six (6) months from February 23, 2007 have elapsed. The remaining one half of the shares are restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $1.00 per share or greater or (2) Twelve (12) months from February 23, 2007 have elapsed.
In addition, the Company issued the investor three (3) year warrants to purchase 789,473 shares of common stock at an exercise price of $0.285. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from February 23, 2007 has elapsed. The Company shall have no call rights on these warrants.
The Company used a placement agent in connection with the transaction. The placement agent received as compensation the sum of $15,000 and 600,000 three (3) year warrants to purchase common stock of the Company at an exercise price of $0.285 per share. The Company entered into a registration rights agreement granting piggyback registration rights with respect to the shares of common stock issuable upon exercise of the Placement Agent Warrants.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
EXHIBIT INDEX

3.1	Articles of Incorporation (2) (Exhibit 3.1)

3.2	Bylaws (2) (Exhibit 3.2)

3.3	Amendment to Articles of Incorporation (3)

3.4	Amendment to Articles of Incorporation (25)

4.1	Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2	Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

4.3	5% Convertible Note due March 22, 2001 (8) (Exhibit 99.3)

10.1	Series F Convertible Preferred Stock and Warrants Purchase Agreement, dated May 24, 1999, by and between the Company, Oscar Tang, individually, and The Tang Fund (6) (Exhibit 4.0)

10.12	Convertible Notes and Warrants Purchase Agreement, dated November 22, 2000 (7) (Exhibit 99.2)

10.22	Lease between Teachers Insurance and Annuity Association and the Company (9) (Exhibit 99.1)

10.25#	2000 Incentive Stock Plan (10) (Appendix A)

10.26#	2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27#	Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.30	Shareholder/Investor Relations Compensation Agreement between the Company and Osprey Partners, dated January 3, 1997, with amendments dated January 27, 2000 and December 13, 2000 (14) (Exhibit 10.30)

10.31	Finder’s Fee Agreement between the Company and Osprey Partners, dated February 24, 1999 (8) (Exhibit 10.31)

10.35	Warrant issued to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit 10.35)

10.36	Form of Common Stock and Warrants Purchase Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto (12) (Exhibit 10.1)

10.37	Form of Registration Rights Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.2)

EXHIBIT INDEX (continued)

10.38	Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.38	Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39	Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Notes and Warrants. (13)

10.40	Agreement for purchase of assets of Lead Factory, Inc. dated March 29, 2002. (13)

10.42	Convertible note dated December 6, 2002 (14)

10.43	Convertible note dated January 03, 2003 (14)

10.44	Convertible note dated January 10, 2003 (14)

10.45	Promissory note dated January 10, 2003 (14)

10.46	Convertible note dated March 13, 2003 (14)

10.47	Promissory note dated March 13, 2003 (14)

10.48	Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002 (15)

10.47	Convertible note dated June 4, 2004 (16)

10.54	Convertible note by the Company in favor of David R. Vey dated June 4, 2004 (16)

10.55	Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56	Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57	Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58	Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59	Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (19)

10.60	Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (19)

10.61	Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (19)

10.62#	Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich (20)

10.63#	Employment Agreement dated July 7, 2004 between Company and Alyssa S. Dver (20)

10.64#	Employment Agreement dated July 20, 2004 between Company and Anita M. Primo (20)

EXHIBIT INDEX (continued)

10.65#	Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger (20)

10.66	Convertible note by the Company in favor of David R. Vey dated March 25, 2005 (21)

10.67	Convertible note by the Company in favor of David R. Vey dated March 30, 2005 (21)

10.68	Convertible note by the Company in favor of David R. Vey dated April 14, 2005 (21)

10.69	Convertible note by the Company in favor of David R. Vey dated April 22, 2005 (22)

10.70	Amended Facility Lease for King of Prussia, PA dated January 1, 2005 (24)

10.71	Amended Facility Lease for Plymouth, MN dated January 1, 2005 (24)

10.72	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.73	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.74	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.75	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.76	Convertible note and related documents by the Company in favor of William J. Rucks dated July 1, 2005, August 1, 2005 and September 30, 2005 (23)(24)

10.77	Promissory Note dated August 17, 2006 in the principal amount of $1,040,402.22 from SEDONA to Oak Harbor. (26)

10.78	Amended and Restated Security Agreement dated August 17, 2006 between SEDONA and Oak Harbor. (26)

10.79	Exchange Agreement dated August 17, 2006 between SEDONA and Oak Harbor. (26)

10.80	Secured Convertible Promissory Note dated October 23, 2006 in the principal amount of $2,691,263 from Sedona to Vey. (26)

10.81	Registration Rights Agreement dated August 17, 2006 between Vey and SEDONA. (26)

10.82	Exchange Agreement dated October 23, 2006 between SEDONA and Vey. (26)

10.83	Promissory Note dated October 23, 2006 in the principal amount of $1,213,952 from SEDONA to Vey. (26)

10.84	Security Agreement dated October 23, 2006 between Vey and SEDONA. (26)

10.85	Revolving promissory note dated September 27, 2006 in the principal amount of $500,000 from SEDONA to Vey. (26)

10.86	Intercreditor Agreement dated October 23, 2006 between Vey and Oak Harbor. (26)

10.87	Terms and Conditions Agreement dated September 27, 2006. (26)

10.88	Acknowledgment and Receipt among SEDONA, Vey and Oak Harbor. (26)

10.89	Assignment of ACEncrypt receivable by SEDONA to Vey. (26)

10.90	Waiver dated as of October 23, 2006 from Rucks. (26)

10.91	Waiver dated as of October 23, 2006 from Mitchell. (26)

EXHIBIT INDEX (continued)

14.1	Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004 (20)

23.1	Consent of McGladrey & Pullen, LLP*

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Executive Compensation Plans and Arrangements.

(1)	Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2)	Filed as an Exhibit to the Company’s Current report on Form 8-K, dated June 15, 1992.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(5)	Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(7)	Filed as an Exhibit to the Current Report on Form 8-K filed November 28, 2000.

(8)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed August 31, 2000.

EXHIBIT INDEX (continued)

(10)	Filed as an Appendix to the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(13)	Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14)	Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended Mach 31, 2004.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)	Filed as an Exhibit to the 8-K on November 24, 2005.

(19)	Filed as an Exhibit to the 8-K on March 17, 2005.

(20)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)	Filed as an Exhibit to the 8-K on April 19, 2005.

(22)	Filed as an Exhibit to the 8-K on April 27, 2005.

(23)	Filed as an Exhibit to the 8-K on July 11, 2005.

(24)	Filed as an Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(25)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

(26)	Filed as an Exhibit to the 8-K on November 8, 2006.

(27)	Filed as an Exhibit to the 8-K on December 21, 2006.