Form 10QSB
period 2007-03-31
SEDONA CORP
filed 2007-05-18
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 0-15864
SEDONA Corporation
(Exact name of small business issuer as specified in its charter)

PENNSYLVANIA	95-4091769

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1003 W. 9th Avenue, Second Floor, King of Prussia, PA	19406

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code (610) 337-8400.
Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐ .
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐     NO ☑.
At May 17, 2007, there were 91,877,250 shares outstanding of the registrant’s common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format: YES ☐    NO ☑ .

SEDONA CORPORATION AND SUBSIDIARIES

INDEX
PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets — March 31, 2007 (Unaudited) and December 31, 2006	4

Consolidated Statements of Operations — (Unaudited) three months ended March 31, 2007 and 2006	5

Consolidated Statements of Cash Flow — (Unaudited) three months ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements – March 31, 2007	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1 through Item 6.	21

SIGNATURE PAGE	22

EXHIBIT INDEX	23

CERTIFICATIONS	24-27
Common Stock and Warrant Purchase Agreement
Registration Rights Agreement
Stock Purchase Warrant
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer pursuant to Section 906
Certification of Principal Financial Officer pursuant to Section 906

NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-QSB contains forward-looking statements which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “may”, “will”, “should”, “could”, “would”, “plan”, “estimates”, “projects”, “predicts”, “potential”, “believes”, “anticipates”, “intends”, or “expects”. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA® Corporation (the “Company”, SEDONA Corp.” or “SEDONA”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to recruit and retain qualified professionals, customer acquisition and retention, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23	$7
Accounts receivable	321	300
Prepaid expenses and other current assets	88	117

Total current assets	432	424

Accounts receivable, non-current	253	270
Property and equipment, net of accumulated depreciation and amortization	17	19
Non-current assets – other	3	3

Total non-current assets	273	292

Total assets	$705	$716

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$642	$531
Accrued expenses and other current liabilities	952	649
Deferred and unearned revenue	578	675
Current maturities of long-term debt	1,258	1,258
Short-term debt – notes	1,469	1,439

Total current liabilities	4,899	4,552

Long-term debt, less current maturities, net of debt discount	3,996	3,982
Deferred revenue	253	270

Total long-term liabilities	4,249	4,252

Total liabilities	9,148	8,804

Stockholders’ (deficit):
Class A convertible preferred stock : liquidation preference $1,000 Authorized shares – 1,000,000 Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Common stock, par value $0.001 Authorized shares -175,000,000, Issued and outstanding shares –91,877,250 and 90,153,534 in 2007 and 2006, respectively	92	90
Additional paid-in-capital	63,601	63,290
Accumulated deficit	(73,136)	(72,468)

Total stockholders’ deficit	(8,443)	(8,088)

Total liabilities and stockholders’ deficit	$705	$716

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product licenses-unrelated parties	$116	$162
Services-unrelated parties	208	114
Services-related parties	—	192

Total revenues	324	468

Cost of revenues:
Product licenses	—	5
Services	107	59

Total cost of revenues	107	64

Gross profit	217	404

Expenses:
General and administrative	434	439
Sales, marketing and customer services	105	66
Research and development	190	214

Total operating expenses	729	719

Loss from operations	(512)	(315)

Other (expense):
Interest expense	(142)	(105)
Debenture expense	(14)	—

Total other expense	(156)	(105)

Net loss	(668)	(420)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(698)	$(450)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	90,768,470	88,934,673

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:

Net loss	$(668)	$(420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Charge for option and warrant based compensation	4	42
Charge for legal and consulting services	5	23
Charge for 401K contribution	19	—
Charge for debt discount amortization	14	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	13
Prepaid expenses and other current assets	29	18
Accounts payable and accrued expenses	414	145
Deferred revenue	(114)	132

Net cash used in operating activities	(299)	(46)

Financing activities:
Issuance of convertible notes	—	600
Proceeds from line of credit	30	—
Proceeds from sale of common stock, net	285	—
Repayments of long-term obligations	—	(400)

Net cash provided by financing activities	315	200

Net increase in cash and cash equivalents	16	154
Cash and cash equivalents, beginning of period	7	51

Cash and cash equivalents, end of period	$23	$205

See accompanying notes.

Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2007 are not necessarily indicative of the results to be experienced for the year ended December 31, 2007.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $668,000 realized during the three months ended March 31, 2007, the Company incurred substantial losses from operations of approximately $2,252,000 during the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including, the Company’s rate of revenue growth, the expansions of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company’s plan includes expanding the penetration and acceptance of its CRM technology into the Company’s existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets. Subsequent to March 31, 2007, the Company received $200,000 in proceeds from sale of securities in a private placement and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the first quarter of 2008; however, there can be no assurances that the Company will be able to succeed in its plan to obtain such financing.
The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2006 annual financial statements on Form 10-KSB filed on April 17, 2007.
Note #2: Property and Equipment (In thousands)
Property and equipment consists of:

	Three months ended	Year Ending
	March 31,	December 31,
	2007	2006
Machinery and equipment	$76	$76
Leasehold improvements	15	15
Purchased software for internal use	31	31

	122	122
Less accumulated depreciation and amortization	105	103

	$17	$19

Note #3: Stockholders’ Equity and Other Financing Activities
During the first three months of 2007, the Company issued 29,742 shares of its Common Stock to a consultant in lieu of $5,000 cash compensation for professional services rendered.
On March 2, 2007, the Company sold 1,578,947 shares of its common stock to an accredited investor in a private placement transaction in exchange for $300,000 of working capital at a price of $0.19 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.60 per share or greater; or (2) Six (6) months from February 23, 2007 have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $1.00 per share or greater or (2) Twelve (12) months from February 23, 2007 have elapsed. In addition the Company issued the investor three (3) year warrants to purchase 789,473 shares of common stock at an exercise price of $0.285. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from February 23, 2007 has elapsed. The Company shall have no call rights on these warrants. The warrants were issued to the investor on April 23, 2007.
The Company used a placement agent in connection with the above described transaction. On March 2, 2007, the placement agent received compensation in the amount of $15,000. In addition, the agent was entitled to receive 600,000 three (3) year warrants to purchase common stock of the Company at an exercise price of $0.285 per share. The warrants were issued to the placement agent on April 23, 2007.
In addition, in January 2007, the Company issued 115, 027 shares of its common stock to employees as a matching contribution under the Company’s 401(k) plan. The contribution was valued at $19,554.
Also during January 2007, the Company received $30,000 in proceeds from a revolving line of credit established October 23, 2006 with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit is $255,000 as of March 31, 2007.
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at March 31, 2007 equaled $750,000 or $1.50 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements. On March 31, 2006, the Company reduced its cumulative but undeclared dividends on its Class A, Series H Convertible Preferred Stock by $756,854 or $1.51 per share due to the settlement agreement which surrendered the Series H Convertible Preferred Stock without the payment of accrued dividends, as fully described in Note 6.
Subsequent to March 31, 2007, the Company entered into agreements to sell 1,081,869 shares of common stock to three accredited investors in private placement transactions in exchange for $200,000 of working capital. The aggregate purchase price of the Shares ranges from $0.18 to $0.19 per share. One half of the Shares shall be restricted from trading until the Shares are registered, and the first to occur of the following events: (1) Company’s common stock trades at a market price of $0.40 per share or greater; or (2) Six (6) months from the closing dates of the transactions have elapsed. The remaining one half of the shares shall be restricted from trading until the Shares are registered and whichever of the following events occurs first: (1) Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the closing dates of the transactions has elapsed.

In addition, the Company will issue the investors three (3) year warrants to purchase 540,933 shares of common stock at exercise prices ranging from $0.25 to $0.26 per share. The common shares underlying these warrants shall be restricted until registration of the Shares is completed and six (6) months from the closing dates of the transactions has elapsed. The Company shall have no call rights on these warrants.
Note #4: Major Customers
Revenues generated from two of the Company’s customers accounted for 54% of total revenues earned in the quarter ended March 31, 2007 compared to the same period in 2006, in which three of the Company’s customers accounted for 75% of total revenues. License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note #5: Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 31,
	2007	2006
Cash paid during period for interest	$5,477	$589
Conversion of accrued interest into common stock	$—	$309,324
Note #6: CIMS Transaction
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
Note # 7: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of May 15, 2007, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcomes of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
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

OSI had requested a change in venue from the state of PA to the state of CT and such change was granted; oral arguments are in the process of being scheduled with the court. The outcomes of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note # 8: Related Party Transaction
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
In January 2007, the Company received $30,000 in proceeds from a revolving line of credit established October 23, 2006 with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit is $255,000 as of March 31, 2007.

Note # 9: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $3,725 and $42,000 respectively, for share-based payments for the periods ended March 31, 2007 and 2006. As of March 31, 2007, the total expense impact of the non-vested awards is $31,873 and will be recognized over a weighted-average period of 4.0 years.
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
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between January 2008 and August 2016. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options
Stock Options:
Outstanding at December 31, 2006	4,313,049	$0.59
Canceled or expired	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2007	4,313,049	$0.59	4.03	$144,150
Exercisable at March 31, 2007	4,152,590	$0.61	4.03	$141,481
The following table summarizes information about stock options outstanding at
March 31, 2007:

	Ranges			Total
Range of exercise prices	$0.15 to $1.16	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	3,758,049	417,000	138,000	4,313,049
Weighted average remaining contractual life (years)	5.5	2.49	2.29	4.03
Weighted average exercise price	0.37	1.86	2.98	0.59
Exercisable	3,597,590	417,000	138,000	4,152,590
Weighted average exercise price	0.37	1.86	2.98	0.61
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.35 to $3.75 per share and expiring between July 2007 and March 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants
Warrants:
Outstanding at December 31, 2006	7,587,881	$1.09
Canceled or expired	1,510,000	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2007	6,077,881	$1.26	1.74	$0
Exercisable at March 31, 2007	5,853,830	$1.25	1.74	$0
The following table summarizes information about common stock warrants outstanding at March 31, 2007:

	Ranges			Total
Range of exercise prices	$0.35 to $1.13	$1.21 to $2.25	$2.50 to $3.75	$0.35 to $3.75
Outstanding	3,972,881	1,413,000	692,000	6,077,881
Weighted average remaining contractual life (years)	2.06	2.07	0.96	1.74
Weighted average exercise price	0.67	2.08	2.99	1.26
Exercisable	3,847,680	1,413,000	593,150	5,853,830
Weighted average exercise price	0.66	2.08	3.07	1.25
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: no dividends paid for all years; average expected volatility of 107% for 2006; risk-free interest rate of 4.83% for 2006, expected terms range from 2.00 to 4.00 years for 2006. No assumptions are listed for 2007 as no options or warrants have been issued during the quarter ended March 31, 2007.
Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

	For the period ended
	March 31, 2007	March 31, 2006
Stock options and warrants	$—	$0.28
During the first quarter of 2007, there were no common stock options or warrants granted to Officers of the Company.
Note #10: Segment Information
The Company is organized and operates as one operating segment wherein it develops and markets web-based, vertical customer relationship management (CRM)/(MRM) solutions for small and medium sized businesses and uses one measure of profitability to manage its business. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements. Major customer and geographic area revenue disclosures are presented in Note 4.
Note # 11: Recent Accounting Pronouncements
Beginning January 1, 2007 the Company must comply with SFAS No. 155, Accounting for Certain Hybrid Instruments. This Statement resolves issues related to the financial reporting of certain hybrid financial instruments that are addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement allows holders of financials instruments that have embedded derivatives required to be bifurcated to elect to account for the instrument as a whole at fair value (with changes in fair value recognized in earnings). This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the Company’s financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have an impact on its financial position and results of operations.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
See Consolidated Financial Statements beginning on page 4.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
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
Recent Business Developments
During the first quarter the Company entered a reseller agreement with Profit Technologies Corporation, under which Profit Technologies has the non-exclusive rights to market, sell, distribute and support Intarsia in order to deliver enhanced Customer Relationship Management (CRM) and Member Relationship Management (MRM) services to financial institutions. Profit Technologies is an international earnings enhancement firm providing specialized profitability and performance improvement solutions to enterprises worldwide. Profit Technologies will market Intarsia to financial institutions as part of its Growth and Retention practice. The agreement is for a term of one year and shall automatically renew for successive one-year terms unless either party notifies the other in writing not less than ninety (90) days prior to the expiration of the current term of its intention not to renew.
The Company also announced that GBS Corporation selected SEDONA as its partner for Member Relationship Management (MRM), and Customer Relationship Management (CRM) application and services. GBS Corporation provides products and services that create, manage, retrieve and deliver information to achieve greater profitability, faster growth, and tangible results for their customers.
On March 8, 2007 the Company announced an international partnership with Haydrian Corporation, a leader in the development and implementation of risk management in the global financial industry, based in Bellevue, Washington and with locations across the globe. SEDONA and Haydrian will create a co-branded version of SEDONA’s CRM/MRM application, Intarsia. Haydrian currently markets, sells and supports Intarsia to local and regional financial institutions in the developing countries of the world. Haydrian will also offers Intarsia integrated with Haydrian’s anti-money laundering solution, XM3.
In March 2007, SEDONA also announced that it has delivered the first version of Intarsia for the higher education market. Intarsia for higher education was installed at one of the country’s most prestigious universities and became generally available in May 2007. Intarsia for higher education integrates data from multiple data sources such as web inquiries, enrollment, academic calendar and program and certificate into one system, allowing the educational institution to optimize the effectiveness of its marketing programs. Beginning in the second half of 2007, the Company will target the division or school of continuing education of colleges and universities; this segment of the higher education market accounts for a significant portion of the enrollment in higher education institutions.
In fiscal year 2006, the Company re-established a targeted direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and credit union markets. SEDONA targets community and regional banks that run banking and credit unions core systems other than the ones provided by the Company’s distribution partners. In addition, beginning in the second half of 2007, the Company plans to utilize a direct sales channel to promote Intarsia in the higher education market.
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
Revenues
The Company’s revenues currently consist of license fees from in-house sales, multi-year, monthly subscription fees from our Distribution Partners’ ASP sales, professional services fees, including, but not limited to, set-up and installation fees and training fees, and annual maintenance fees. The Company is not an ASP services provider, however, the product can be deployed in an ASP environment through the Company’s distribution partners and customers.

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
As of March 31, 2007, the Company has recorded a total of $406,458 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP contracts that will be recognized ratably over the contract terms. This represents a 102% increase over the $201,003 reported as of March 31, 2006.
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
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the quarter ended March 31, 2007 and 2006 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2007 and 2006.
Revenues for the three months ended March 31, 2007 and 2006 were $324,000 and $468,000, respectively, Revenue from license fees and royalties totaled $116,000 and $162,000 in the three months ended March 31, 2007 and 2006, respectively. Revenues from license fees and royalties decreased in 2007 due to a decrease in the number of the direct license sales as compared to same period in 2006. During the first quarter of 2007 the Company recognized $208,000 in services revenue from unrelated parties compared to $114,000 during the same quarter in 2006, an increase of 82%. The increase in services revenue was primarily due to additional training and professional services rendered to new customers. Additionally, during the quarter ended March 31, 2006, the Company recognized $192,000 of related party service fee revenue from ACEncrypt Solutions LLC for the completion of a professional services engagement. The Company did not recognize any revenue from related parties for the quarter ended March 31, 2007.
Total cost of revenues increased to $107,000 for the three months ended March 31, 2007 from $64,000 reported for the three months ended March 31, 2006, mainly due to higher support costs related to the release of a new version of Intarsia to our customer base. The new release contains a significant amount of new functionality and product enhancements. For the period ended March 31, 2007, a gross profit of $217,000 or 67% of revenue was reported compared to a $404,000 gross profit or 86% of revenue reported in the same period of 2006.
Total operating expenses increased 1% to $729,000 in the first quarter of 2007, from $719,000 reported in the year earlier period. The increase in expenses is generally attributable to additional litigation legal expenses related to the civil action lawsuit filed against OSI on June 28, 2006 for violation of a software license agreement entered into between the parties.
In addition, beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement No. 123 (R) that required all share-based payments to be recognized in the income statement based on their fair value. For the quarter ended March 31, 2007, the Company recorded share based expense of $3,725 compared to $42,000 in the prior quarter ended March 31, 2006. The requirement to expense stock-based awards will continue to be charged as a general and administrative expense and may materially impact the results of operations in future periods depending upon the total number of share-based instruments issued.
At March 31, 2007 and 2006, the Company had 15 full-time employees.
Other expenses in the three months ended March 31, 2007 increased 48% to $156,000 from $105,000 in 2006, reflecting an increase in interest expense on additional convertible notes and long-term debt as well as $14,000 in debt discount expense recognized in 2007.

Liquidity and Capital Resources
At March 31, 2007, cash and cash equivalents increased to $23,000 compared to the December 31, 2006 amount of $7,000. For the three months ended March 31, 2007 the cash flows from operating activities resulted in a net use of cash of $299,000, compared to $46,000 for the same months in 2006. The change in the use of cash was primarily due to an increase in the Company’s net loss from operations which included an increase in litigation related legal expenses.
There were no investing activities for the three-month periods ended March 31, 2007 and 2006 respectively.
For the three months ended March 31, 2007, the cash flows from financing activities resulted in net cash provided by financing activities of $315,000 compared to $200,000 in the same three-month period in 2006. In 2007, net proceeds of $285,000 were derived from the sale of the Company’s common stock in a private placement transaction.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($668,000) realized during the three months ended March 31, 2007, the Company incurred a substantial loss from operations of approximately ($2,252,000) during the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Subsequent to the end of the first quarter the Company received proceeds of $200,000 from private placement transactions and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operational plan through the first quarter of 2008. The Company has engaged a placement agent to assist it in raising funds through institutional investors as well as signed additional placement agreements to identify other sources of private investments. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.
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

Item 3. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in its Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.
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
During the first quarter of 2007, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION
     Item 1 — Legal Proceedings — None.
     Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds – None not previously reported.
     Item 3 — Default Upon Senior Securities — None
     Item 4 — Submission of Matters to a Vote of Security Holders — None
     Item 5 — Other Information
Effective May 9, 2007, the Board of Directors appointed Scott C. Edelman as Co-Chairman of the Board of Directors. Mr. Edelman will share the responsibility of Chairman of the Board of Directors with the current Chairman, David R. Vey.
     Item 6 — Exhibits and Reports

10.92*	Form of Common Stock and Warrants Purchase Agreements used in connection with the March 2, 2007 private placement by and among the Company and the investor signatory thereto

10.93*	Form of Registration Rights Agreements used in March 2, 2007 private placement by and among the Company and the investor signatory thereto

10.94*	Form of Warrants issued to investor used in March 2, 2007 private sale of common stock

Exhibit 31.1* –	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* –	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* –	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* –	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,
Thereunto duly authorized.

SEDONA CORPORATION

DATE: May 17, 2007	/S/ Marco A. Emrich

Marco A. Emrich
President and Chief Executive Officer

DATE: May 17, 2007	/S/ Anita M. Primo

Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.92*	Form of Common Stock and Warrants Purchase Agreements used in connection with the March 2, 2007 private placement by and among the Company and the investor signatory thereto

10.93*	Form of Registration Rights Agreements used in March 2, 2007 private placement by and among the Company and the investor signatory thereto

10.94*	Form of Warrants issued to investor used in March 2, 2007 private sale of common stock

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith