Form 10QSB
period 2007-06-30
SEDONA CORP
filed 2007-08-21
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
At August 13, 2007, there were 98,037,312 shares outstanding of the registrant’s common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format: YES ☐ NO ☑.

SEDONA CORPORATION AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33	$7
Accounts receivable	366	300
Prepaid expenses and other current assets	52	117
	—

Total current assets	451	424

Accounts receivable, non-current	318	270
Property and equipment, net of accumulated depreciation and amortization	16	19
Non-current assets – other	3	3

Total non-current assets	337	292

Total assets	$788	$716

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$2,108	$1,258
Short-term debt – notes and line of credit	962	1,439
Accounts payable	700	531
Accrued expenses and other current liabilities	896	649
Deferred and unearned revenue	495	675

Total current liabilities	5,161	4,552

Long-term debt, less current maturities, net of debt discount of $72	3,767	3,982
Deferred revenue	318	270

Total long-term liabilities	4,085	4,252

Total liabilities	9,246	8,804

Stockholders’ (deficit):
Class A convertible preferred stock: liquidation preference $1,000
Authorized shares – 1,000,000
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares –92,133,811 and 90,153,534 in 2007 and 2006, respectively	92	90
Additional paid-in-capital	64,190	63,290
Accumulated deficit	(73,740)	(72,468)

Total stockholders’ deficit	(8,458)	(8,088)

Total liabilities and stockholders’ deficit	$788	$716

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006

Revenues:
Product licenses-unrelated parties	$107	$72
Services-unrelated parties	198	190
Services-related parties	—	48
	—
Total revenues	305	310

Cost of revenues:
Product licenses	—	—
Services	83	84

Total cost of revenues	83	84

Gross profit	222	226

Expenses:
General and administrative	418	355
Sales, marketing and customer services	125	123
Research and development	139	160

Total operating expenses	682	638

Loss from operations	(460)	(412)

Other expense:
Interest expense	(145)	(126)

Total other expense	(145)	(126)

Net loss	(605)	(538)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Net Loss applicable to Common Stockholders	$(635)	$(568)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	91,570,159	89,689,362

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Revenues:
Product licenses	$223	$234
Services- unrelated parties	407	304
Services- related parties	—	240

Total revenues	630	778

Cost of revenues:
Product licenses	—	5
Services	190	143

Total cost of revenues	190	148

Gross profit	440	630

Expenses:
General and administrative	852	794
Sales, marketing and customer services	230	189
Research and development	329	374

Total operating expenses	1,411	1,357

Loss from operations	(971)	(727)

Other expense:
Interest expense	(301)	(231)

Total other expense	(301)	(231)

Net Loss	(1,272)	(958)
Deemed dividends applicable to preferred stockholders	(60)	(60)

Net loss applicable to Common Stockholders	$(1,332)	$(1,018)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	90,919,348	89,314,102

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net cash used in operating activities	$(960)	$(888)

Financing activities:
Issuance of convertible notes	—	755
Issuance of short term promissory note	—	975
Proceeds from line of credit	130	—
Proceeds from sale of common stock	833	16
Proceeds from the exercise of stock options	23	—
Repayments of long-term obligations	—	(850)

Net cash provided by financing activities	986	896

Net increase in cash and cash equivalents	26	8
Cash and cash equivalents, beginning of period	7	51

Cash and cash equivalents, end of period	$33	$59

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2007 are not necessarily indicative of the results to be experienced for the year ended December 31, 2007.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,272,000 realized during the six months ended June 30, 2007, the Company incurred substantial losses from operations of approximately $2,252,000 during the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including the Company’s rate of revenue growth, the expansions of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company’s operating plan includes expanding the penetration and acceptance of its CRM technology into the Company’s existing indirect sales distribution channel and pursuing targeted direct sales opportunities for marketing and selling its CRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets such as the recently established continuing education market. Subsequent to June 30, 2007, the Company received $469,000 in net proceeds from sale of securities in various private placements and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the second quarter of 2008; however, there can be no assurances that the Company will be able to succeed in obtaining such financing.
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

Note #2: Property and Equipment
Property and equipment consists of:

	Six Months Ending	Year Ending
	June 30, 2007	December 31, 2006

Machinery and equipment	$77,276	$77,276
Leasehold improvements	14,712	14,712
Purchased software for internal use	30,822	30,822

	122,810	122,810
Less accumulated depreciation and amortization	106,965	104,175

	$15,845	$18,635

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the first half of 2007, the Company issued 94,176 shares of its Common Stock to a consultant in lieu of $17,500 cash compensation for professional services rendered.
Issuance of Stock Pursuant to Employee Stock Purchase Plan:
In June 2007, the Company issued a total of 41,621 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at $7,909. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $1,374 of compensation expense related to common stock purchase of $7,909.
Grant of Stock Pursuant to Employee 401k Plan:
In January 2007, the Company issued a total of 115,027 shares of its common stock to employees as a matching contribution under the employee 401(k) plan. The contribution was valued at $19,555.
Stock Option Exercises:
During the second quarter of 2007, 150,506 shares of the Company’s common stock were issued due to the exercise of common stock purchase options. The Company received proceeds of $22,576 related to the option exercises.
Private Placement of Common Stock:
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

In addition, during the second quarter of 2007, the Company sold 3,408,501 shares of its common stock to accredited investors in various private placement transactions in exchange for $575,000 of working capital at prices ranging from $0.16 to $0.19 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) Six (6) months from the signature date of the term sheet have elapsed. The remaining one half of the shares shall be restricted from trading until the Shares are registered or whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the signature date of the term sheet has elapsed. In addition, the Company granted the investors three (3) year warrants to purchase 1,704,248 shares of common stock at exercise prices ranging from $0.23 to $0.29 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the signature date of the term sheet has elapsed. The Company shall have no call rights on these warrants.
The Company paid a placement agent in connection with the above described transaction. The agent earned compensation in the amount of $34,500 related to the private placements.
The Company did not register the issuance of the shares of common stock to the accredited investors with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and the accredited investors entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares issued to the accredited investors. Under the registration rights agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as reasonably practicable and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreement and, therefore, the investors in the private placements are not entitled to receive any additional benefit if the registration does not occur.
Line of Credit:
During the six months ended June 30, 2007, the Company received $130,000 in proceeds from a revolving line of credit established October 23, 2006 with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit is $355,000 as of June 30, 2007. The remaining availability under the line of credit is $145,000 as of June 30, 2007.
Stock Dividends:
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. On March 31, 2006, the Company reduced its cumulative but undeclared dividends on its Class A, Series H Convertible Preferred Stock by $756,854 or $1.51 per share due to the settlement agreement which surrendered the Series H Convertible Preferred Stock without the payment of accrued dividends, as fully described in Note 6. Cumulative but undeclared dividends at June 30, 2007 equaled $780,000 or $1.56 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.
Subsequent Events:
Subsequent to June 30, 2007, the Company entered into agreements to sell 2,495,000 shares of common stock to accredited investors in private placement transactions in exchange for $499,000 of working capital. The aggregate purchase price of the Shares averages $0.20 per share. One half of the Shares shall be restricted from trading until the Shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) Six (6) months from the closing dates of the transactions have elapsed. The remaining one half of the shares shall be restricted from trading until the Shares are registered and whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the closing dates of the transactions has elapsed.

In addition, the Company will issue the investors three (3) year warrants to purchase 1,247,500 shares of common stock at exercise prices ranging from $0.24 to $0.33 per share. The common shares underlying these warrants shall be restricted until registration of the Shares is completed and six (6) months from the closing dates of the transactions has elapsed. The Company shall have no call rights on these warrants.
The Company paid a placement agent in connection with the above described transaction. The agent earned compensation in the amount of $29,940 related to the private placements.
Note #4: Major Customer Transactions and Geographic Information
Since the Company’s primary sales strategy is focused on an indirect sales model, the Company’s accounts receivable and revenues are derived from a limited number of customers, consequently, the Company’s trade accounts receivables and revenues are generally concentrated and any customer may account for more than 10% of the total accounts receivable or revenue derived during any given quarter.
Revenues generated from one of the Company’s customers accounted for 36% of total revenues earned in the quarter ended June 30, 2007 compared to the same period in 2006, in which four of the Company’s customers accounted for 58% of total revenues. License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.
Trade accounts receivable from two of the Company’s customers accounted for 89% of total accounts receivable as of June 30, 2007.
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note #5: Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 30,
	2007	2006
Cash paid during period for interest	$856	$97,000
Conversion of accrued interest into common stock	$—	$309,324
Settlement of Acxiom Obligations	$—	$2,577,712

Note # 6: Earnings Per Share
The Company accounts for earnings/loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive. For the three and six months ended June 30, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,171,602 shares of common stock, preferred stock and debt convertible into 28,778,865 common shares, and options to purchase 4,210,543 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three and six months ended June 30, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 10,139,295 shares of common stock, preferred stock and debt convertible into 20,363,323 common shares, and options to purchase 4,146,854 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three and six months ended June 30, 2007 and 2006, respectively, as there were no potentially dilutive securities outstanding.
Note # 7: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of August 12, 2007, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcomes of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
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
OSI had requested a change in venue from the state of Pennsylvania to the state of Connecticut and such change was granted; oral arguments are in the process of being scheduled with the court. The outcomes of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
No actions other than matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note # 8: Related Party Transactions
ACEncrypt Solutions, LLC
In October 2005, the Company entered into a professional services agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, is a member of the Board of Directors of SEDONA Corporation. David R. Vey, Chairman of the Board of Directors of SEDONA Corporation also has a financial interest in ACEncrypt Solutions. The total fee for the professional services project was $240,000, which included consultative, development and software testing work in the development of an

ACEncrypt product offering. The Company recognized $192,000 of revenue from this transaction in the first quarter of 2006 after the completion and sign-off was received from ACEncrypt Solutions for milestone number one, the beta release. The second milestone was completed during the second quarter of 2006 and the Company recognized the remaining $48,000 of revenue.
David Vey and Oak Harbor
Revolving Line of Credit with David Vey
During the six months ended June 30, 2007, the Company received $130,000 in proceeds from a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit was $355,000 as of June 30, 2007. The remaining availability under the line of credit is $145,000 as of June 30, 2007. The note related to the revolving line of credit was originally due to mature on August 17, 2007 but was further extended until February 18, 2008.
Bridge Loan with David Vey
On October 23, 2006 an Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from Vey to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all accrued interest is due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest was due October 23, 2007.
Vey subsequently waived the December 23, 2006 due date for payment of principal and interest and granted the Company an extension until August 1, 2007. As of August 1, 2007, the Company and Vey further extended the payment due under the Bridge Note. The new payment dates for the Bridge Note are as follows: (i) one half of the principal sum plus all accrued and unpaid interest shall be due and payable on February 1, 2008; and (ii) the unpaid principal balance of the Note, plus all accrued and unpaid interest shall be due and payable on August 1, 2008.
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 1, 2009, and originally required the Company to reduce the principal amount of the note by $250,000 on May 1, 2007, and $250,000 on May 1, 2008, with the outstanding unpaid principal balance and all accrued but unpaid interest due on maturity. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The Company and Vey extended the May 1, 2007 payment date until August 1, 2007 and have further extended the initial payment date. The new payment dates for the Oak Harbor Note are as follows. The Company will make a payment of principal in the sum of Five Hundred Thousand and 00/100 Dollars ($500,000) on May 1, 2008 together with all accrued and unpaid interest on the unpaid principal as of such payment date. The entire unpaid balance of principal and all accrued but unpaid interest will be due and payable on May 1, 2009.

Interest Expense Related to David Vey and Oak Harbor
In addition, during the six months ended June 30, 2007, the Company recorded $209,403 in accrued interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.
The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of June 30, 2007.

				Accrued interest at
Instrument	Payee	Maturity Date	Principal sum due	6-30-07
Promissory Note dated as of August 17, 2006	Oak Harbor Investment Properties, LLC	May 1, 2009	$1,040,402	$73,291

Secured Convertible Promissory Note dated as of October 23, 2006	David Vey	October 23, 2008	$2,691,263	$149,515

Promissory Note dated as of October 23, 2006	David Vey	August 1, 2008	$1,213,952	$67,442

Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	February 18, 2008	$355,000	$15,229
Note # 9: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of approximately $8,000 and $87,000, respectively, for share-based payments for the periods ended June 30, 2007 and 2006. As of June 30, 2007, the total expense impact of the non-vested awards is $47,490 and will be recognized over a weighted-average period of 2.87 years.
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

Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between January 2008 and May 2017. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options

Stock Options:
Outstanding at December 31, 2006	4,313,049	$0.59
Canceled or expired	(52,000)	$0.59
Granted	500,000	$0.18
Exercised	(150,506)	$0.15
Outstanding at June 30, 2007	4,610,543	$0.56	3.97	$276,384
Exercisable at June 30, 2007	3,984,293	$0.62	3.71	$221,722
The following table summarizes information about stock options outstanding at June 30, 2007:

	Ranges			Total
Range of exercise prices	$0.15 to $1.16	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	4,055,543	417,000	138,000	4,610,543
Weighted average remaining contractual life (years)	5.49	2.24	2.04	3.97
Weighted average exercise price	$0.35	$1.86	$2.98	$0.56
Exercisable	3,429,293	417,000	138,000	3,984,293
Weighted average exercise price	$0.38	$1.86	$2.98	$0.62
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.23 to $3.75 per share and expiring between July 2007 and March 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants

Warrants:
Outstanding at December 31, 2006	7,587,881	$1.09
Canceled or expired	(1,510,000)	$0.40
Granted	3,093,721	$0.26
Exercised	—	—
Outstanding at June 30, 2007	9,171,602	$0.93	1.62	$54,315
Exercisable at June 30, 2007	8,947,551	$0.91	1.62	$54,315

The following table summarizes information about common stock warrants outstanding at June 30, 2007:

	Ranges			Total
Range of exercise prices	$0.23 to $1.13	$1.21 to $2.25	$2.50 to $3.75	$0.23 to $3.75
Outstanding	7,066,602	1,413,000	692,000	9,171,602
Weighted average remaining contractual life (years)	2.04	1.82	.71	1.62
Weighted average exercise price	$0.49	$2.08	$2.99	$0.93
Exercisable	6,941,401	1,413,000	593,150	8,947,551
Weighted average exercise price	$0.48	$2.08	$3.07	$0.91
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 2007 and in 2006: no dividends paid for all years; average expected volatility of 71% to 162% for 2007 and 107% for 2006; risk-free interest rate of 4.59% to 5.05% for 2007 and 4.83% for 2006, expected terms range from 3.00 to 10 years for 2007 and 2.00 to 4.00 years for 2006.
Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants granted are as follows:

	For the period ended
	June 30, 2007	June 30, 2006
Stock options and warrants	$0.21	$0.28
During the second quarter of 2007, there were no common stock options or warrants granted to Officers of the Company.
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
Note # 11: Recent Accounting Pronouncements
Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Instruments. This Statement resolves issues related to the financial reporting of certain hybrid financial instruments that are addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement allows holders of financials instruments that have embedded derivatives required to be bifurcated to elect to account for the instrument as a whole at fair value (with changes in fair value recognized in earnings). This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets at fair value and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 and SFAS 159 will have on its consolidated financial statements.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2006, FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company adopted FSP EITF 00-19-2 effective January 1, 2007. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
In March 2007, SEDONA announced that it delivered the first version of Intarsia for the higher education market. Intarsia for higher education was installed at a prestigious university and became generally available in May 2007. Intarsia for higher education integrates data from multiple data sources such as web inquiries, enrollment, academic calendar and program and certificate into one system, allowing the educational institution to optimize the effectiveness of its marketing programs. Beginning in the second half of 2007, the Company is targeting the division or school of continuing education of colleges and universities; this segment of the higher education market accounts for a significant portion of the enrollment in higher education institutions.
Recent Business Developments
In March 2007, the Company announced an international partnership with Haydrian Corporation, a leader in the development and implementation of risk management in the global financial industry, based in Bellevue, Washington and with locations across the globe. SEDONA and Haydrian have created a co-branded version of SEDONA’s CRM/MRM application, Intarsia. Haydrian currently markets, sells and supports Intarsia to local and regional financial institutions in the developing countries of the world. Haydrian also offers Intarsia integrated with Haydrian’s anti-money laundering solution, XM3.
In May 2007, Marco Emrich spoke at a Latin American CRM conference sponsored by Haydrian Corporation titled “CRM: Effective Control of Sales and Profitability for your Business” in Mexico City, Mexico. Over 80 executives from Latin American institutions’ marketing and finance departments attended the conference.
In May 2007, SEDONA announced a new alliance partnership with CU ink, Inc. Under the new partnership, CU ink will market Intarsia, SEDONA’s comprehensive CRM/MRM technology, to the over 1,000 credit unions it serves. Intarsia will enable CU ink clients to better acquire, service and foster relationships with their members.
In June 2007, SEDONA announced Dean Bobrowski had joined SEDONA as its Vice President of Sales. As Vice President of Sales, Mr. Bobrowski’s responsibilities will include anchoring SEDONA’s growth strategy that builds upon a solid indirect sales channel, as well as augment that indirect channel success with a direct sales channel strategy.
Revenues
The Company’s revenues currently consist of license fees from in-house sales, multi-year, monthly subscription fees from our Distribution Partners’ ASP sales, professional services fees and annual maintenance fees. Professional services fees, include, but not limited to, set-up and installation fees, training and mapping fees. The Company is not an ASP services provider, however, the product can be deployed in an ASP environment through the Company’s distribution partners and customers.
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
As of June 30, 2007, the Company had recorded a total of $502,614 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP contracts that will be recognized ratably over the contract terms. This represents a 71% annual increase over the $294,576 reported as of June 30, 2006.
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
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the three and six months ended June 30, 2007 and June 30, 2006 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three and six months ended June 30, 2007 and 2006.
Revenues for the three months ended June 30, 2007 and 2006 were $305,000 and $310,000, respectively. Revenue from license fees and royalties totaled $107,000 and $72,000 in the three months ended June 30, 2007 and 2006, respectively. Revenues from license fees and royalties increased in 2007 due to an increase in the number of the direct license sales completed year-to-date as compared to same period in

2006. During the second quarter of 2007 the Company recognized $198,000 in services revenue from unrelated parties compared to $190,000 during the same quarter in 2006. The increase in services revenue was primarily due to additional training and professional services rendered to new customers. Additionally, during the quarter ended June 30, 2006, the Company recognized $48,000 of related party service fee revenue from ACEncrypt Solutions LLC for the completion of a professional services engagement. The Company did not recognize any revenue from related parties for the quarter ended June 30, 2007.
For the six months ended June 30, 2007 and 2006, revenues were $630,000 and $778,000, respectively. Revenue from license fees remained constant at $223,000 and $234,000 for the six months ended June 30, 2007 and 2006. Service fee revenue from unrelated parties increased from $304,000 for the period ended June 30, 2006 to $407,000 for the same period in 2007. The increase in revenue is attributable to increases in professional services and maintenance from the customer base. For the six months ended June 30, 2006, the Company recorded $240,000 of related party service fee revenue from ACEncrypt Solutions for the completion of a professional services engagement. The Company did not recognize any revenue from related parties for the six months ended June 30, 2007.
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support and installation services. Total cost of revenues remained constant for the quarters ended June 30, 2007 and 2006 due to the comparable service revenues reported in the quarter. The Company reported cost of revenues of $83,000 for the three months ended June 30, 2007 from $84,000 reported for the three months ended June 30, 2006. For the three months ended June 30, 2007, a gross profit of $222,000 or 73% of revenue was reported compared to a $226,000 gross profit or 73% of revenue reported in the same period of 2006. For the six months ended June 30, 2007, cost of service revenues increased to $190,000 or 47% of service revenues compared to $143,000 or 26% of service revenues in 2006. The increase in cost is attributable to additional direct labor provided to support the growing customer base. For the six months ended June 30, 2007, a gross profit of $440,000 or 70% of revenue was reported compared to $630,000 or 81% of revenue as of June 30, 2006.
Total operating expenses increased 7% to $682,000 in the second quarter of 2007, from $638,000 reported in the year earlier period. The increase in general and administrative expenses was specifically attributable to the additional litigation legal expenses related to the civil action lawsuit filed against OSI on June 28, 2006 for violation of a software license agreement entered into between the parties. For the six months ended June 30, 2007, operating expenses increased 4% or $54,000. The increase in general and administrative expenses for the six month period is also attributable to the litigation legal expenses. Research and development expenses decreased $21,000 for the three months ended June 30, 2007 compared to the same three month period in 2006. For the six months ended June 30, 2007 research and development expenses decreased $45,000 to $329,000 compared to $374,000 reported for the six months ended June 30, 2006. The change is primarily due to the loss of two employees in the research and development department during the second quarter of 2007 and an increase in engineering support services, which is charged as a cost of revenue, related to services.
At June 30, 2007, the Company had 14 full-time employees compared to 15 full-time employees at June 30, 2006. During May 2007, the Company hired a Vice President of Sales. The Vice President of Sales will be responsible for anchoring SEDONA’s growth strategy to build upon the solid indirect sales channel as well as augment the indirect channel with the development of a direct sales channel strategy. In addition, the Company lost two employees in its research and development department.
In addition, beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement No. 123 (R) that required all share-based payments to be recognized in the income statement based on their fair value. For the quarter ended June 30, 2007, the Company recorded share based expense of $4,000 compared to $45,000 in the prior year quarter ended June 30, 2006. For the six months ended June 30, 2007 the Company recorded share based expenses of $8,000 compared to $87,000 reported in 2006. The requirement to expense stock-based awards will continue to be charged as a general and administrative expense and may materially impact the results of operations in future periods depending upon the total number of share-based instruments issued.
Other expenses in the three months ended June 30, 2007 increased 15% to $145,000 from $126,000 in 2006, reflecting an increase in interest expense on additional convertible notes and long-term debt as well as $14,000 in debt discount expense which arose from the October 2006 issuance of a convertible note to David Vey. The note was issued at a discount to the fair market value of the common stock on the issuance date. The discount is being accreted into interest expense over the two year life of the convertible note. For the six month period ended June 30, 2007, the Company recorded an increase in other expenses of $70,000 from $231,000 in 2006 to $301,000 reported in 2007. This reflects the additional interest expense on convertible notes and long term-debt.
Liquidity and Capital Resources
At June 30, 2007, cash and cash equivalents increased to $33,000 compared to the December 31, 2006 amount of $7,000. For the six months ended June 30, 2007, the cash flows from operating activities resulted in a net use of cash of $960,000, compared to $888,000 for the same months in 2006. The change in the use of cash was primarily due to an increase in the Company’s net loss from operations which included an increase in litigation related legal expenses.
There were no investing activities for the six-month period ended June 30, 2007 and 2006 respectively.
For the six months ended June 30, 2007, the cash flows from financing activities resulted in net cash provided by financing activities of $986,000 compared to $896,000 in the same six-month period in 2006. In 2007, net proceeds of $856,000 were derived from the sale of the Company’s common stock in private placement transactions and from the exercise of stock options. The Company also received $130,000 in proceeds from its line of credit. In 2006 the Company received $755,000 from the issuance of convertible notes and $975,000 from the issuance of short term promissory notes, the proceeds of which were used to repay $850,000 in long-term obligations.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of ($1,272,000) realized during the six months ended June 30, 2007, the Company incurred a substantial loss from operations of approximately ($2,252,000) during the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Subsequent to the end of the second quarter the Company received proceeds of $499,000 from private placement transactions and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operational plan through the second quarter of 2008. The Company has engaged a placement agent to assist it in raising funds through institutional investors as well as signed additional placement agreements to identify other sources of private investments. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.
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
During the second quarter of 2007, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION
     Item 1 — Legal Proceedings — None.
     Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds – None not previously reported.
     Item 3 — Default Upon Senior Securities — None
     Item 4 — Submission of Matters to a Vote of Security Holders — None
     Item 5 — Other Information
     Item 6 — Exhibits

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
Thereunto duly authorized.

SEDONA CORPORATION
DATE: August 21, 2007	/s/ Marco A. Emrich
Marco A. Emrich
President and Chief Executive Officer

DATE: August 21, 2007	/s/ Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith