Form 10QSB
period 2007-09-30
SEDONA CORP
filed 2007-11-14
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
At November 13, 2007, there were 97,241,545 shares outstanding of the registrant’s common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format: YES ☐ NO ☑ .

SEDONA CORPORATION AND SUBSIDIARIES

		INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2007 (Unaudited) and December 31, 2006	4

	Condensed Consolidated Statements of Operations — (Unaudited) three months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Operations — (Unaudited) nine months ended September 30, 2007 and 2006	6

	Condensed Consolidated Statements of Cash Flows — (Unaudited) nine months ended September 30, 2007 and 2006	7

	Notes to the Condensed Consolidated Financial Statements — September 30, 2007	8-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22

Item 3.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1 through Item 6.		24-25

SIGNATURE PAGE		26

EXHIBIT INDEX		27

CERTIFICATIONS		28-31
Certification Section 302
Certification Section 302
Certification Section 906
Certification Section 906
Amendment to promissory note dated September 27, 2006
Amendment to promissory note dated October 23, 2006
Amendment to promissory note dated August 17, 2006
Form of Common Stock and Warrant Purchase Agreements
Form of Registration Rights Agreements
Form of Warrants issued to Investors
Certification of Principal Executive Officer
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11	$7
Accounts receivable	469	300
Prepaid expenses and other current assets	44	117

Total current assets	524	424

Accounts receivable, non-current	295	270
Property and equipment, net	14	19
Non-current assets – other	3	3

Total non-current assets	312	292

Total assets	$836	$716

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$2,108	$1,258
Short-term debt – notes and line of credit	1,619	1,439
Accounts payable	588	531
Accrued expenses and other current liabilities	1,098	649
Deferred and unearned revenue	381	675

Total current liabilities	5,794	4,552

Long-term debt, less current maturities, net of debt discount of $58	3,173	3,982
Deferred revenue	295	270
Other non-current liabilities	65	—

Total long-term liabilities	3,533	4,252

Total liabilities	9,327	8,804

Stockholders’ (deficit):
Class A convertible preferred stock: liquidation preference $1,000
Authorized shares – 1,000,000
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares –97,241,545 and 90,153,534 in 2007 and 2006, respectively	97	90
Additional paid-in-capital	64,690	63,290
Accumulated deficit	(74,278)	(72,468)

Total stockholders’ deficit	(8,491)	(8,088)

Total liabilities and stockholders’ deficit	$836	$716

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Revenues:
Product licenses	$167	$248
Services	187	141

Total revenues	354	389

Cost of revenues:
Product licenses	—	4
Services	82	87

Total cost of revenues	82	91

Gross profit	272	298

Expenses:
General and administrative	356	491
Sales, marketing and customer services	184	104
Research and development	112	156

Total operating expenses	652	751

Loss from operations	(380)	(453)

Other expense:
Interest expense	(158)	(113)

Total other expense	(158)	(113)

Net loss	(538)	(566)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Net Loss applicable to Common Stockholders	$(568)	$(596)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	95,126,930	89,883,319

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Revenues:
Product licenses	$390	$486
Services- unrelated parties	594	441
Services- related parties	—	240

Total revenues	984	1,167

Cost of revenues:
Product licenses	—	9
Services	272	230

Total cost of revenues	272	239

Gross profit	712	928

Expenses:
General and administrative	1,208	1,262
Sales, marketing and customer services	414	316
Research and development	441	529

Total operating expenses	2,063	2,107

Loss from operations	(1,351)	(1,179)

Other expense:
Interest expense	(459)	(342)

Total other expense	(459)	(342)

Net Loss	(1,810)	(1,521)
Deemed dividends applicable to preferred stockholders	(90)	(90)

Net loss applicable to Common Stockholders	$(1,900)	$(1,611)

Basic and diluted net loss per share applicable to common shares	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	92,330,300	89,505,926

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net cash used in operating activities	$(1,566)	$(1,248)

Financing activities:
Issuance of convertible notes	—	755
Issuance of short term promissory note	—	1,300
Proceeds from line of credit	180	—
Proceeds from other non-current liabilities	65	—
Proceeds from sale of common stock	1,302	16
Proceeds from the exercise of stock options	23	—
Repayments of long-term obligations	—	(850)

Net cash provided by financing activities	1,570	1,221

Net increase in cash and cash equivalents	4	(27)
Cash and cash equivalents, beginning of period	7	51

Cash and cash equivalents, end of period	$11	$24

See accompanying notes.

SEDONA CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be experienced for the year ended December 31, 2007.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,810,000 realized during the nine months ended September 30, 2007 and working capital deficit of $5,270,000, the Company incurred substantial losses from operations of approximately $2,252,000 during the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including the Company’s rate of revenue growth, the degree of success of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services. The Company’s operating plan includes continuing to expand the penetration and acceptance of its Customer/Member Relationship Management (CRM/MRM) technology into the Company’s existing indirect sales distribution channel and continuing to pursue targeted direct sales opportunities for marketing and selling its CRM/MRM application solution into community and regional banks, credit unions, insurance companies and other vertical markets such as the recently established continuing education market. Subsequent to September 30, 2007, the Company was informally granted a waiver by certain investors related to $1.0 million in notes payable originally due between July 1, 2007 and September 1, 2007. The Company is in the process of negotiating terms of the extension agreements. In addition, the Company received $150,146 in net proceeds from the sale of securities in various private placements and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the third quarter of 2008; however, there can be no assurances that the Company will be able to succeed in obtaining any such financing.
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

Note #2: Property and Equipment
Property and equipment consists of:

	Nine Months Ending	Year Ending
	September 30, 2007	December 31, 2006

Machinery and equipment	$77,276	$77,276
Leasehold improvements	14,712	14,712
Purchased software for internal use	30,822	30,822

	122,810	122,810
Less accumulated depreciation and amortization	108,360	104,175

	$14,450	$18,635

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the nine months ended September 30, 2007, the Company issued 94,176 shares of its Common Stock to a consultant in lieu of $17,500 cash compensation for professional services rendered.
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
Grant of Stock Pursuant to Employee 401k Plan:
During the nine months ended September 30, 2007, the Company issued a total of 347,065 shares of its common stock to employees as a matching contribution under the employee 401(k) plan. The contribution was valued at $54,360.
Stock Option Exercises:
During the second quarter of 2007, 150,506 shares of the Company’s common stock were issued due to the exercise of common stock purchase options. The Company received proceeds of $22,576 related to the option exercises.
Private Placement of Common Stock:
First Quarter
On March 2, 2007, the Company sold 1,578,947 shares of its common stock at a price of $0.19 per share to an accredited investor in a private placement transaction for a purchase price of $300,000. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.60 per share or greater; or (2) Six (6) months from February 23, 2007 have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $1.00 per share or greater or (2) Twelve (12) months from February 23, 2007 have elapsed. In addition the Company issued the investor three (3) year warrants to purchase 789,473 shares of common stock at an exercise price of $0.285. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from February 23, 2007 has elapsed. The Company shall have no call rights on these warrants. The warrants were issued to the investor on April 23, 2007.
The Company used a placement agent in connection with the above-described transaction. On March 2, 2007, the placement agent received compensation in the amount of $15,000. In addition, the agent was entitled to receive 600,000 three (3) year warrants to purchase common stock of the Company at an exercise price of $0.285 per share. The warrants were issued to the placement agent on April 23, 2007.

Second Quarter
During the second quarter of 2007, the Company sold 3,408,501 shares of its common stock to accredited investors in various private placement transactions for a total purchase price of $575,000 at prices ranging from $0.16 to $0.19 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) Six (6) months from the signature date of the term sheet have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered or whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the signature date of the term sheet has elapsed. In addition, the Company granted the investors three (3) year warrants to purchase 1,704,248 shares of common stock at exercise prices ranging from $0.23 to $0.29 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the signature date of the term sheet has elapsed. The Company shall have no call rights on these warrants.
In connection with the above described transaction, the Company incurred offering costs of $34,500 related to the private placements.
Third Quarter
During the third quarter of 2007, the Company sold 2,495,000 shares of its common stock to accredited investors in various private placement transactions for a total purchase price of $499,000 of working capital at prices equal to $0.20 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) Six (6) months from the signature date of the term sheet have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered or whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the signature date of the term sheet has elapsed. In addition, the Company granted the investors three (3) year warrants to purchase 1,247,500 shares of common stock at exercise prices ranging from $0.24 to $0.33 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the signature date of the term sheet has elapsed. The Company shall have no call rights on these warrants.
In connection with the above described transaction, the Company incurred offering costs of $29,940 related to the private placements.
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
Line of Credit:
During the nine months ended September 30, 2007, the Company received $180,000 in proceeds from a revolving line of credit established October 23, 2006 with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit is $405,000 as of September 30, 2007. The remaining availability under the line of credit is $95,000 as of September 30, 2007.

Stock Dividends:
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. On March 31, 2006, the Company reduced its cumulative but undeclared dividends on its Class A, Series H Convertible Preferred Stock by $756,854 or $1.51 per share due to the settlement agreement which surrendered the Series H Convertible Preferred Stock without the payment of accrued dividends, as fully described in Note 6. Cumulative but undeclared dividends at September 30, 2007 equaled $810,000 or $1.62 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.
Subsequent Events:
Subsequent to September 30, 2007, the Company entered into agreements to sell 843,372 shares of common stock to accredited investors in private placement transactions for a purchase price of $150,146. The aggregate purchase price of the shares averages $0.18 per share. One half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) Six (6) months from the closing dates of the transactions have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the closing dates of the transactions has elapsed.
In addition, the Company will issue the investors three (3) year warrants to purchase 421,685 shares of common stock at exercise prices ranging from $0.24 to $0.26 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the closing dates of the transactions has elapsed. The Company shall have no call rights on these warrants.
Note #4: Major Customer Transactions and Geographic Information
Since the Company’s primary sales strategy utilizes an indirect sales model, i.e., the Company distributes its products through distribution partners, the Company’s accounts receivable and revenues are derived from a limited number of partners, consequently, any partner may account for more than 10% of the total accounts receivable or revenue derived during any given quarter.
Revenues generated from three of the Company’s customers and distribution partners accounted for 53% of total revenues earned in the quarter ended September 30, 2007 compared to the same period in 2006, in which two of the Company’s customers and partners accounted for 72% of total revenues. License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.
Trade accounts receivable from three of the Company’s customers accounted for 80% of total accounts receivable as of September 30, 2007.
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note #5: Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 30,
	2007	2006

Cash paid during period for interest	$1,710	$105,671
Conversion of accrued interest into common stock	$—	$309,324
Settlement of Acxiom Obligations	$—	$2,577,712

Note # 6: Earnings Per Share
The Company accounts for earnings/loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive. For the three and nine months ended September 30, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,199,102 shares of common stock, preferred stock and debt convertible into 28,778,865 common shares, and options to purchase 4,317,743 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three and nine months ended September 30, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 8,176,881 shares of common stock, preferred stock and debt convertible into 20,363,323 common shares, and options to purchase 4,400,105 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three and nine months ended September 30, 2007 and 2006, respectively, as there were no potentially dilutive securities outstanding.
Note # 7: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of November 13, 2007, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcomes of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. On April 6, 2007, OSI filed a counterclaim against SEDONA denying its allegations and seeking damages including reimbursement of its legal fees.
OSI had requested a change in venue from the state of Pennsylvania to the state of Connecticut and such change was granted; oral arguments are in the process of being scheduled with the court.
For additional information regarding OSI litigation see Note # 8, Related Party Transactions.
The outcomes of litigation proceedings are inherently uncertain and there is no assurance that we will prevail in this matter.
Except for the pending proceedings described above, no actions other than matters involved in the ordinary course of business are currently known by Management and there are no other matters which Management believes would be likely to materially affect the Company’s results of operations.

Note # 8: Related Party Transactions
David Vey and Oak Harbor
Revolving Line of Credit with David Vey
During the nine months ended September 30, 2007, the Company received $180,000 in proceeds from a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit is$405,000 as of September 30, 2007. The remaining availability under the line of credit is $95,000 as of September 30, 2007. The note related to the revolving line of credit was originally due to mature on August 17, 2007 but was further extended until February 18, 2008.
Bridge Loan with David Vey
On October 23, 2006 an Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from Vey to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all accrued interest was due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest was due October 23, 2007.
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

Interest Expense Related to David Vey and Oak Harbor
In addition, during the nine months ended September 30, 2007, the Company recorded $317,793 in accrued interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.
The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of September 30, 2007.

			Principal sum	Accrued interest
Instrument	Payee	Maturity Date	due	at 9-30-07
Promissory Note dated as	Oak Harbor	May 1, 2009	$1,040,402	$94,561
of August 17, 2006	Investment
	Properties, LLC

Secured Convertible	David Vey	October 23, 2008	$2,691,263	$204,536
Promissory Note dated as of October 23, 2006

Promissory Note dated as of October 23, 2006	David Vey	August 1, 2008	$1,213,952	$92,260

Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	February 18, 2008	$405,000	$22,508
David Vey and OSI Litigation
On September 4, 2007, SEDONA entered into an agreement with Vey Associates, Inc. in which Vey Associates agreed to provide funding to assist SEDONA in the payment of certain fees and expenses related to the lawsuit captioned Sedona Corp. v. Open Solutions, Inc., Action No. 3:07-CV-00171-VLB (the “litigation”), currently pending in the United States District Court for the District of Connecticut. David Vey, the Chairman and a shareholder of SEDONA, is an officer, director and majority shareholder of Vey Associates, Inc.
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of September 30, 2007, included in other non-current liabilities are advances received and accrued interest in the amount of $65,338 under this agreement.
Note # 9: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of approximately $10,000 and $192,000, respectively, for share-based payments for the periods ended September 30, 2007 and 2006. As of September 30, 2007, the total expense impact of the non-vested awards is $32,422 and will be recognized over a weighted-average period of 3.12 years.
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
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, Employees, and others and expire between January 2008 and May 2017. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options

Stock Options:
Outstanding at December 31, 2006	4,313,049	$0.59
Canceled or expired	(344,800)	$0.87
Granted	500,000	$0.18
Exercised	(150,506)	$0.15
Outstanding at September 30, 2007	4,317,743	$0.54	3.81	$158,154
Exercisable at September 30, 2007	3,704,618	$0.60	3.54	$126,598
The following table summarizes information about stock options outstanding at September 30, 2007:

	Ranges			Total
Range of exercise prices	$0.15 to $1.16	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	3,809,743	415,000	93,000	4,317,743
Weighted average remaining contractual life (years)	5.33	1.99	2.00	3.81
Weighted average exercise price	$0.33	$1.86	$3.07	$0.54
Exercisable	3,196,618	415,000	93,000	3,704,618
Weighted average exercise price	$0.36	$1.86	$3.07	$0.60
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.23 to $3.36 per share and expiring between January 2008 and July 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
		Weighted	Average Value of	Aggregate intrinsic
		Average	remaining	value of in-the-
	Shares	Exercise Price	contractual terms (years)	money warrants

Warrants:
Outstanding at December 31, 2006	7,587,881	$1.09
Canceled or expired	(2,730,000)	$0.77
Granted	4,341,221	$0.27
Exercised	—	—
Outstanding at September 30, 2007	9,199,102	$0.80	1.74	$14,843
Exercisable at September 30, 2007	8,975,051	$0.78	1.56	$14,843
The following table summarizes information about common stock warrants outstanding at September 30, 2007:

	Ranges			Total
Range of exercise prices	$0.23 to $1.13	$1.21 to $2.25	$2.50 to $3.75	$0.23 to $3.36
Outstanding	7,454,102	1,303,000	442,000	9,199,102
Weighted average remaining contractual life (years)	2.19	1.53	.91	1.74
Weighted average exercise price	$0.46	$2.15	$2.56	$0.80
Exercisable	7,328,901	1,303,000	343,150	8,975,051
Weighted average exercise price	$0.45	$2.15	$2.58	$0.78
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 2007 and in 2006: no dividends paid for all years; average expected volatility of 76.5% to 90% for 2007 and 93.4% for 2006; risk-free interest rate of 4.55% to 4.98% for 2007 and 4.83% for 2006, expected terms range from 3.00 years for 2007 and 2.00 to 4.00 years for 2006.
Utilizing the above assumptions, the weighted average fair market value of employee stock options granted during the quarter are as follows:

	For the period ended
	September 30, 2007	September 30, 2006
Stock options	$—	$0.11
During the third quarter of 2007, there were no common stock options or warrants granted to Officers or Directors of the Company. During the third quarter of 2006 there were no common stock options granted to Officers of the Company. There were 600,000 options granted to Company Directors as of August 17, 2006, for their service to the Company from August 2005 to August 2006.
Note #10: Segment Information
The Company is organized and operates as one operating segment in which it develops and markets web-based, vertical customer/member relationship management (CRM)/(MRM) solutions for small and medium sized businesses. The Company uses one measure of profitability to manage its business. In accordance with FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 is presented in the condensed consolidated financial statements in this report. Major customer and geographic area revenue disclosures are presented in Note 4.

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
SEDONA is a software application and services provider that develops and markets web-based, vertical customer/member relationship management (CRM/MRM) solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations (SMBs) as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, brokerage firms and insurance companies and agencies. SEDONA defines the SMB market as any financial services institution with total asset values below $10 billion, however, SEDONA’s technology may be sold to institutions whose total asset values exceeds $10 billion. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.
In an effort to capture rapidly and cost effectively a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a standalone offering. The Company is not an application service provider (ASP), however, the product can be deployed in an ASP environment through the Company’s distribution partners and customers.
In March 2007, SEDONA announced that it delivered the first version of Intarsia for the higher education market. Intarsia for higher education was installed at a prestigious university and became generally available in May 2007. Intarsia for higher education integrates data from multiple data sources such as web inquiries, enrollment, academic calendar and program and certificate data into one system, allowing the educational institution to optimize the effectiveness of its marketing programs. In the third quarter of 2007, the Company began targeting the division or school of continuing education of colleges and universities; this segment of the higher education market accounts for a significant portion of the enrollment in higher education institutions.
Recent Business Developments
In July 2007, Bradford-Scott Data Corporation, headquartered in Indianapolis, IN selected SEDONA to sell Intarsia, SEDONA’s MRM application, to its credit union customers. Bradford-Scott distributes the Sharetec System core system from Minnesota based Sharetec Systems, Inc. There are currently more than 300 credit unions using the Sharetec System, making it one of the most widely installed credit union software packages in the United States. Since the announcement of its partnership, Bradford-Scott has completed three sales of SEDONA’s MRM application, Intarsia, to the credit unions they serve.
In September 2007, SEDONA announced that its distribution partner, Profit Technologies of Huntersville, NC, had entered into an agreement to sell SEDONA’s Intarsia software to its first bank. In addition, American Spirit Federal Credit Union, a CU Ink client, selected Intarsia for its MRM application and services.
Revenues
The Company’s revenues currently consist of product license revenue and service license revenue.
Product license revenue includes:
•	license fees from direct sales

•	monthly subscription fees from our distribution partners’ ASP sales
Service license revenue includes:
•	professional services fees including set-up and installation fees, training and mapping fees

•	annual maintenance fees.

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
Revenues from the sale of product licenses are recognized only when all of the following occur:
•	Persuasive evidence of an arrangement exists

•	Delivery and acceptance of the software has been received

•	The fee to be paid by the customer is fixed or determinable

•	Collection of the fee is reasonably assured
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
Generally upon receiving the customers’ core system data, SEDONA can install Intarsia in an in-house environment in approximately ten business days or less. SEDONA can install Intarsia in an ASP environment in approximately three business days or less.
     Product License Revenue
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on a percentage of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed and monies are owed to SEDONA. In addition, the Company also sells directly to banks and credit unions. The license fee is recognized by SEDONA when the Company receives written acknowledgement from its customer that it has received and accepted the software.
     Services Revenue
Services revenue includes revenue from professional services (primarily installation and training services) and current year maintenance revenue. Installation service revenue, consists of implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing, data analysis, and testing and quality assurance. Installation service revenue is accounted for as a separate element of a software arrangement.
The Company recognizes service revenue as follows:
•	Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

•	Annual maintenance revenue is recognized ratably on a monthly basis, over the life of the related contract. The Company establishes the value of annual maintenance revenue based on the historical price for renewals of existing maintenance contracts.

Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the three and nine months ended September 30, 2007 and September 30, 2006 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three and nine months ended September 30, 2007 and 2006.
Total Revenues
Total revenues for the three months ended September 30, 2007 and 2006 were $354,000 and $389,000, respectively. SEDONA serves the SMB market which is characterized as any financial services institution with total asset values below $10 billion, however, SEDONA’s technology may be sold to institutions whose total asset values exceed $10 billion. SEDONA’s license fees are based upon the total asset size of the financial institutions the Company serves. Product license revenue totaled $167,000 and $248,000 in the three months ended September 30, 2007 and 2006, respectively. Product license revenue decreased in the third quarter of 2007 because the Company sold a number of license agreements to smaller financial services institutions, compared to the same period in 2006, when the Company completed a sale to a large financial institution with a significantly higher asset value. During the third quarter of 2007 the Company recognized $187,000 in services revenue from unrelated parties compared to $141,000 during the same quarter in 2006. The increase in services revenue from unrelated parties was primarily due to additional training and professional services rendered to new customers.
For the nine months ended September 30, 2007 and 2006, revenues were $984,000 and $1,167,000, respectively. Revenue from license fees were $390,000 and $486,000 for the nine months ended September 30, 2007 and 2006. Revenues from licensee fees decreased in 2007 due to a shift in the size of the license sales. In 2006 the Company completed a licensing agreement for a large financial institution with significantly higher total assets compared to the same period in 2007 where the Company sold a number of license agreements to several financial institutions with smaller asset values. Services revenue from unrelated parties increased to $594,000 from $441,000 for the period ended September 30, 2007 and 2006, respectively. The increase in revenue is attributable to increases in the demand for professional services and maintenance from our growing customer base. The Company did not recognize any revenue from related parties for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company recorded $240,000 of related party service fee revenue from ACEncrypt Solutions for the completion of a professional services engagement.
Cost of Revenues; Gross Profit
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support and installation services. Total cost of revenues decreased to $82,000 for the quarter ended September 30, 2007 compared to $91,000 reported for the same period of 2006. The decrease in cost of sales is due to lower installation fees recognized in 2007 compared to 2006. In 2006 the Company completed installation services for a large complex client compared to the same period in 2007 where several smaller, less complex software installation services were completed. For the three months ended September 30, 2007 and 2006 gross profit remained constant at $272,000 or 77% of revenue for 2007 and $298,000 or 77% of revenue for 2006. For the nine months ended September 30, 2007, total cost of revenues increased to $272,000 compared to $239,000 in 2006. The increase in cost is attributable to additional direct labor provided to support the growing customer base. For the nine months ended September 30, 2007, a gross profit of $712,000 or 72% of revenue was reported compared to $928,000 or 80% of revenue as of September 30, 2006.
Total Operating Expenses
Total operating expenses decreased 13% to $652,000 in the third quarter of 2007, from $751,000 reported in the same quarter of 2006. General and administrative expenses decreased primarily due to a reduction of $109,000 in the charge for stock based awards. During 2006 the Company granted 600,000 options to Company Directors for their service to the Company for the prior year. The Company Directors did not receive any option grants during the third quarter of 2007. Research and development expenses decreased $44,000 for the three months ended September 30, 2007 compared to the same three month period in 2006 due to decreases in salary expenses as a result of voluntary resignations.
For the nine months ended September 30, 2007, total operating expenses decreased 2%, or $44,000, from $2,107,000 reported in 2006 to $2,063,000 reported in 2007. Research and development expenses decreased 16%, or $88,000, to $441,000 compared to $529,000 reported for the nine months ended September 30, 2006. The change in research and development was primarily due to the resignation of two software engineering staff in the research and development department during the second quarter of 2007 offset by an increase in engineering support services.
The decrease in general and administrative expenses for the nine month period was attributable to a reduction of $184,000 in stock based compensation as discussed below which was offset by higher litigation legal expenses related to the civil action lawsuit filed against OSI on June 28, 2006 for a violation of its software license agreement. In addition, in 2006 the Company incurred fees to retain an exclusive placement agent to identify prospective purchasers of debt and/or equity securities to be issued by SEDONA. The Company did not raise any capital with the exclusive placement agent and did not renew the agreement in 2007. The cost savings in the general and administrative areas and research and development were offset by the cost of increased sales and marketing efforts. In May 2007 the Company hired a Vice President of Sales to support its direct sales initiatives and it also retained an independent contractor to provide support to the financial services market.
Beginning January 1, 2006, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement No. 123 (R) that required all share-based payments to be recognized in the income statement based on their fair value. For the quarter ended September 30, 2007, the Company recorded share based expenses of approximately $2,000 compared to $108,000 in the prior year quarter ended September 30, 2006. For the nine months ended September 30, 2007 the Company recorded share based expenses of approximately $10,000 compared to $192,000 reported in 2006. The expensing of stock-based awards will continue to be charged as a general and administrative expense and may materially impact the results of operations in future periods depending upon the total number of share-based instruments issued.
Other expenses in the three months ended September 30, 2007 increased 40% to $158,000 from $113,000 in 2006, reflecting an increase in interest expense on additional convertible notes issued and long-term debt incurred during the quarter as well as $14,000 in debt discount expense which arose from the October 2006 issuance of a convertible note to David Vey. The note was issued at a discount to the fair market value of the common stock on the issuance date. The discount is being accreted into interest expense over the two year life of the convertible note. For the nine month period ended September 30, 2007, the Company recorded an increase in other expenses of $117,000 from $342,000 in 2006 to $459,000 reported in 2007. This reflects the additional interest expense on convertible notes and long term-debt.
As of September 30, 2007, the Company had recorded a total of $499,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP contracts that will be recognized ratably over the contract terms. This represents an 88% annual increase over the $266,000 reported as of September 30, 2006.
At September 30, 2007, the Company had 14 full-time employees compared to 15 full-time employees at September 30, 2006.

Liquidity and Capital Resources
At September 30, 2007, cash and cash equivalents increased to $11,000 compared to the December 31, 2006 amount of $7,000. For the nine months ended September 30, 2007, the cash flows from operating activities resulted in a net use of cash of $1,566,000, compared to $1,248,000 for the same period in 2006. The change in the use of cash was primarily due to an increase in the Company’s net loss from operations which included an increase in litigation related legal expenses of approximately $243,000 reported in 2007.
There were no investing activities for the nine-month periods ended September 30, 2007 and 2006 respectively.
For the nine months ended September 30, 2007, the cash flows from financing activities resulted in net cash provided by financing activities of $1,570,000 compared to $1,221,000 in the same nine-month period in 2006. In 2007, net proceeds of $1,325,000 were derived from the sale of the Company’s common stock in private placement transactions and from the exercise of stock options. The Company also received $180,000 in proceeds from its line of credit and $65,000 from David Vey as funding for the OSI litigation, as fully explained in Note 7. In 2006 the Company received $755,000 from the issuance of convertible notes and $1,300,000 from the issuance of short term promissory notes, the proceeds of which were used to repay $850,000 in long-term obligations.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,810,000 realized during the nine months ended September 30, 2007 and working capital deficit of $5,270,000, the Company incurred substantial losses from operations of approximately $2,252,000 during the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Subsequent to September 30, 2007, the Company has been informally granted a waiver by certain investors related to $1.0 million in notes payable originally due between July 1, 2007 and September 1, 2007. The Company is in the process of negotiating terms of the extension agreement. In addition, the Company received $150,146 in net proceeds from sale of securities in various private placements and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operating plan through the third quarter of 2008; however, there can be no assurances that the Company will be able to succeed in obtaining any such financing.
The Company will require additional working capital over the next twelve months. The capital requirements will depend on many factors, including the Company’s rate of revenue growth, the degree of success of its marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new vertical markets and the continuing market acceptance of its services.

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
During the third quarter of 2007, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings – None not previously reported.
Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds – None not previously reported.

Item 3 — Default Upon Senior Securities — None

Item 4 — Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on August 16, 2007, the Shareholders of the Company elected seven directors to the Board to serve for the  ensuing year until their successors are elected and qualified.

The voting results for the election of directors were as follows:

Name	For	Withheld
David R. Vey	79,263,827	2,098,504
Marco A. Emrich	79,064,970	2,297,361
Victoria V. Looney	79,009,750	2,352,581
Jack A. Pellicci	79,264,289	2,098,042
Scott C. Edelman	79,332,969	2,029,362
Roger W. Scearce	79,220,787	2,141,544
David C. Bluestone	79,291,169	2,071,162
Item 5 — Other Information

Item 6 — Exhibits

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.95*	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000

Exhibit 10.96*	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952

Exhibit 10.97*	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402

Exhibit 10.98*	Form of Common Stock and Warrants Purchase Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto.

Exhibit 10.99*	Form of Registration Rights Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto.

Exhibit 10.100*	Form of Warrants issued to Investors used in connection with private placement transactions entered into in fiscal year 2007 by and among the Company and the investor signatory thereto.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,
Thereunto duly authorized.

SEDONA CORPORATION

DATE: November 13, 2007	/S/ Marco A. Emrich
Marco A. Emrich
President and Chief Executive Officer

DATE: November 13, 2007	/S/ Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.95*	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000

Exhibit 10.96*	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952

Exhibit 10.97*	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402

Exhibit 10.98*	Form of Common Stock and Warrants Purchase Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto.

Exhibit 10.99*	Form of Registration Rights Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto.

Exhibit 10.100*	Form of Warrants issued to Investors used in connection with private placement transactions entered into in fiscal year 2007 by and among the Company and the investor signatory thereto.

*	Filed herewith