Form 10-K
period 2007-12-31
SEDONA CORP
filed 2008-04-15
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-15864
SEDONA Corporation

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	95-4091769

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1003 West Ninth Avenue, Second Floor, King of Prussia, PA	19406

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 610-337-8400
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.001 per share

(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐.
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐.
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☑.
The Registrant’s revenues for its most recent fiscal year total $1,215,421.
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on OTCBB system as of April 9, 2008 was $12,055,387
The number of shares of the Registrant’s common stock, $.001 par value per share (“common stock”) issued and outstanding as of April 9, 2008 was 99,514,059 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “may”, “will”, “should”, “could”, “would”, “plan”, “estimates”, “projects”, “predicts”, “potential” “believes”, “anticipates”, “intends”, “expects” or similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA® Corporation (the “Company”, “SEDONA Corp.”, “SEDONA”, “we”, “us” or “our”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-KSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.	DESCRIPTION OF BUSINESS
Overview
SEDONA® Corporation (OTCBB:SDNA) is the developer and distributor of Intarsia®, a software application and services business which provides web-based, vertical Customer/Member Relationship Management (CRM/MRM) solutions to small to mid-size businesses (SMBs).
The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. Intarsia enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet. In 2007, the Company also introduced a version of Intarsia for the higher education market.
SEDONA believes that the key to selling CRM/MRM successfully to the SMB market is finding a solution that not only meets the organization’s unique industry, business, and budget requirements, but also provides the organization with proven technology and services that can be cost effectively integrated into its business. When these needs are met, financial services organizations should achieve a positive return on their CRM/MRM investment (ROI).
Unlike most traditional, general-purpose CRM applications, Intarsia is a CRM/MRM application solution specifically designed and priced to meet the needs of SMBs with multiple lines-of-business across several vertical industries. Intarsia provides small to mid-size financial services organizations with a complete view of their customers’ relationships and interactions. This information enables them to gain knowledge about their customers’ preferences, needs and characteristics, and build the appropriate strategies to more effectively target the right products to the right people at the right time. Intarsia assists those organizations to effectively identify, acquire, foster and maintain loyal, profitable customers.
Intarsia is designed for an effective deployment in either an In-house or Software as a Service (SaaS) environment. The SaaS model is especially attractive for small to mid-size financial services organizations (SMB’s) that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM/MRM.
The Company was incorporated in 1992 as Scan Graphics, Inc., a manufacturer of peripheral scanning equipment and geographical information systems software. In late 1999, the Company changed its name to SEDONA Corporation and ceased engaging in its original business. Instead, the Company focused its efforts on the development of Intarsia and the related services business.
The Company’s principal office is located at 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The Company has a software delivery facility in Plymouth, MN. The Company’s principal website address is www.sedonacorp.com.
Additional Information
Copies of the Company’s Form 10-KSB, 10-QSB, 8-K reports, proxy and information statements, and other information with the SEC, and all amendments to these filings, may be obtained free of charge from the Company’s website at www.sedonacorp.com, as soon as reasonably practicable following the filing of any of these reports with the SEC. Copies may also be obtained free of charge by contacting the Company’s Investor Relations department at investorinfo@sedonacorp.com. In addition, copies may be obtained via the SEC’s internet website, www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Description of Business Strategy
SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.
In an effort to rapidly and cost effectively capture a substantial share of the CRM market for SMBs, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a stand-alone offering.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv Solutions, Inc.; Open Solutions, Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott and CU ink.
SEDONA continues to work to broaden its indirect distribution channels and expand its market penetration within financial services both domestically and internationally. In addition, the Company plans to continue its expansion in to the higher education market. The Company’s plans include: (i) leveraging existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expanding our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expanding our sales distribution agreements with service organizations for the financial services market; (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology; and (v) expanding the sales distribution channel in the higher education market, with wide-spread marketing efforts beginning in the second half of 2008.
In May 2007, the Company announced that its CRM application technology, Intarsia, was made generally available to the rapidly expanding higher education market. The Company has initially targeted the continuing education schools or divisions of colleges and universities which represent the fastest growing segment of the higher education market. The Company plans a wide-spread marketing program to launch Intarsia in the higher education market in the second half of 2008.
The Company’s revenues currently consist of license fees from in-house sales by either the Company or from businesses with whom the Company has entered into distribution arrangements (distribution partners); multi-year, monthly subscription fees from SaaS deployments by its distribution partners; professional services fees, including, but not limited to, set-up and installation fees and training fees, and annual maintenance fees. The Company is not an application services provider; however, Intarsia can be deployed in a services environment through the Company’s distribution partners. During 2007, 62% of SEDONA’s license revenues were derived from in-house licensing and 38% were derived from subscription fees on SaaS deployments. Comparatively during 2006, 85% of the Company’s license revenues were derived from in-house license sales and 15% were derived from subscription fees on SaaS deployments.

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

Forrester’s CRM Applications, Worldwide, 2007-2010 forecast report, has shown the CRM spending growing from $10.8 billion in 2007 to $12.9 billion in 2010, a CAGR (Compound Annual Growth Rate) of approximately 6.5%. In the same report, Forrester projects that the CRM spending in the financial services market will represent 13.2% of the overall CRM spending over the next three years.

As a significant segment of the overall SMB market, small and mid-size financial services organizations, represented by community and regional banks, credit unions, savings and loans, and brokerage firms, with total asset value below $10 billion, have identified CRM as a strategic initiative to improve the customer retention and profitability rates in a marketplace dominated by large national and international companies with greater resources, services and advertising power.

TOTAL ASSET VALUE	< $100M	$100M — $300M	$300M — $500M	$500M — $1B	$1B — $3B	$3B — $10B	> $10B
COMMUNITY & REGIONAL BANKS	3,425	2,868	875	661	402	143	117
CREDIT UNIONS	8,343	727	183	152	72	9	2
TOTAL NUMBER OF INSTITUTIONS	11,768	3,595	1,058	813	474	152	119
Source: FDIC & National Credit Union Association — April 2008

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

Intarsia is designed to assist community and regional banks, credit unions, and brokerage firms in maximizing profits through effective customer relationship management but which lack the resources required to develop, implement and maintain a CRM/MRM program on their own.

In addition, the Company continues to evaluate the opportunity of providing a vertical CRM application solution to other vertical markets as demonstrated by its recent announcement of Intarsia for the high education market. Forrester projects in its CRM Applications, North America, 2007-2010 forecast report, that the CRM spending in the education market will represent approximately 3% of the overall CRM spending over the next three years.

Certain SMB customers and potential SMB customers of the Company have informally informed the Company that they believe the utility of CRM/MRM products will likely increase in the current economic environment. They emphasized that, in their view, in light of credit and market uncertainties, customer relationship management is of heightened importance to financial institutions. CRM/MRM products, such as Intarsia, assist customers in efficiently managing relationships with their clients.
•	Removing the barriers to purchasing and maintaining a CRM/MRM system

SEDONA’s technology is designed to provide prospective customers and distribution partners with an effective deployment of an enterprise business application in either an In-house or Software as a Service (SaaS) environment.

The SaaS model is especially attractive for SMBs that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM/MRM.

The SaaS model provides SMBs with an immediately available fully integrated system, including all of the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, for an affordable, fixed monthly subscription fee.

The distinctive features of the SaaS model make it attractive to current and future OEM and reseller partners because:
•	Shortens the sales cycle by greatly reducing the financial barriers — software, hardware and “people-ware” costs — and the resource requirements on a customer’s existing IT organization;

•	Builds a recurring revenue stream, as the solution can immediately be made available to an existing customer base with a low monthly fee to stimulate volume deployment;

•	Generates new revenue opportunities through the sale of new integration and training services as well as software upgrades; and

•	Results in achieving a positive return on investment more rapidly than traditional software licensing. The immediate availability of the application enables organizations to capitalize on its benefits right away.
•	Marketing unique proprietary solution to target markets through multiple sales distribution channels

Having strategically targeted a key segment of the vast CRM/MRM market and designed and priced its CRM/MRM application solution accordingly, SEDONA’s sales strategy is to capture a share of the small to mid-size financial services market using multiple direct and indirect sales distribution channels and innovative marketing programs to garner awareness and market leadership.

•	Indirect Sales Distribution Channel

SEDONA has signed several OEM and reseller agreements with leading software and services providers for the financial services market and continues to work to broaden its distribution channels, expanding its market penetration within financial services and into new verticals, both domestically and internationally.

Under the agreements with its current distribution partners, the Company receives license fees and annual maintenance fees for every in-house sale of its CRM/MRM technology, as well as multi-year, monthly subscription fees for every sale in a SaaS environment. These fees are paid to SEDONA whether SEDONA’s distribution partners sell SEDONA’s CRM/MRM technology as a component of their partner’s total solution or as a stand-alone offering.

The solution achieved by branding and integrating SEDONA’s Intarsia technology into its distribution partners’ core business applications, combined with their marketing strengths, broad distribution channels and strong reputations, provides SMBs with the opportunity to enjoy all the benefits of implementing an enterprise-wide CRM/MRM application.

In addition, the Company plans to leverage existing sponsorships by certain industry-specific associations and sales distribution partnerships to acquire new customers. It will also expand its indirect sales channel by formalizing new OEM agreements with core systems providers and sales distribution agreements with service organizations for the financial services market. SEDONA will also continue to foster the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology.

•	Direct Sales Distribution Channel

The Company is re-establishing a targeted direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and credit union markets. SEDONA intends to target community and regional banks that run banking and credit unions core systems other than the ones provided by the Company’s distribution partners. In addition, beginning in the second half of 2008, the Company plans to utilize a direct sales channel to promote and sell Intarsia in the higher education market.
•	Staying in the forefront of CRM/MRM technology

The key to selling CRM/MRM successfully to financial services organizations is finding a solution that not only meets their unique industry, business, and budget requirements, but also provides them with proven technology and services that can be cost effectively integrated into their multiple lines of business.

SEDONA’s vertical CRM/MRM application solution is specifically tailored and priced to support and meet the needs of the multiple lines-of-business of a financial services institution. Intarsia provides financial services organizations with a complete and accurate view of their customers’ relationships and interactions. Financial services organizations gain knowledge about their customers’ preferences, needs, and characteristics to more effectively target the right products to the right customers at the right time.

Intarsia provides a comprehensive set of marketing analytics and operational CRM/MRM capabilities necessary to:
•	Analyze customer and prospect data, enabling financial services organizations to manage critical business performance such as profitability of customers, households, and products.

•	Measure the effectiveness of a financial services organization’s lead generation and marketing campaigns and ensure timely follow-up of referrals, customer requests, and sales leads.

•	Improve coordination and communication between financial services organizations and their customers, enhancing the ability to deliver effective service and improve organizational productivity.

•	Automate business processes that may be critical for the effective management and monitoring of the relationships and interactions with customers at the financial services organizations.

•	Create “look-a-like” models to effectively identify prospects that share the same characteristics as the organization’s best customers, increasing the institution’s ability to acquire new customers.

•	Help predict customer retention and make profitable cross-sell (next best product) recommendations.

•	Develop personalized sales, marketing, and services programs aimed at retaining the financial services organization’s most profitable customers and turning unprofitable customers into profitable ones.

•	Seamlessly enhance the financial services organizations’ customer and prospect data with user demographics, behaviors, interests, and preferences information provided by third-party content management suppliers.
Ultimately, Intarsia provides the entire organization with greater control of the matrices that drive the profitability of their customers, get more share of their customers’ wallet, and increase sales efficiency.
Research & Development
The main strategy of SEDONA’s research and development activities is to provide high-quality, high-value products and support services in a consistent and predictable manner, as follows:
•	Promote and cultivate a culture of team-based development:

The Company’s research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the Intarsia application solution. Each project team also provides technical assistance to the systems integration group.

•	Efficient and predictable software development life cycle:

SEDONA utilizes an industry-proven software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process.

SEDONA has adopted the Base Level Integration Plan software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology divides the development of sophisticated products into four, pre-defined cycles per year enabling the Company to deliver, in its sole discretion, two product releases on May 1 and November 1 of each year. It also allows the Company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.
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
In addition, SEDONA’s research and development efforts are focused on enhancing the features and functionality of our products. We only provide support to our customers on the then-current version of our software and one prior release. As a result, we do not have to maintain multiple versions of our software which helps to keep our costs and expenses for customer care and development low.
Research and development expenses were $601,000 and $727,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in expenses of $126,000 was attributable to the restructuring of the development team efforts in response to changing requirements of partners and customers. The decrease did not result in any decrease in research and development productivity.
Trademarks and Copyrights
SEDONA has obtained copyright and trademark protection for its products and services. The Company has a service mark for a logo design, which was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002 (Registration No. 2598107), and a second service mark for the word mark “SEDONA” that was registered with the USPTO on March 24, 2003 (Registration No. 2700294).
The Company has also filed an application for federal registration of the word mark “INTARSIA®” with the USPTO. This application was filed on March 8, 2000 and was published for opposition on September 4, 2001. Following this publication, the Company received a Notice of Opposition on January 17, 2002 from the Intarsia® Corporation that opposed SEDONA’s “INTARSIA®” mark for “computer software that tracks and organizes customer and prospective customer data and organizes marketing information, for use in customer relationship management.”
Subsequently, Intarsia Corporation agreed to accept a co-existence agreement for the mark. SEDONA has the exclusive right to use the “Intarsia®” trademark in connection with its services, as recited in the registration.
Major Customer Transactions and Geographic Information
Since the Company’s primary sales strategy utilizes an indirect sales model, i.e., the Company distributes its products through distribution partners, the Company’s revenues are derived from a limited number of partners. Consequently, any partner may account for more than 10% of the total revenue derived during any given year.

License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.
As of December 31, 2007 and 2006, the Company had significant customers with respect to net revenues as follows:

	2007	2006
Company A	33%	18%
Company C	—	17%
Company D	—	13%
     As of December 31, 2007 and 2006, the Company had significant customer accounts receivable as follows:

	2007	2006
Company A	52%	65%
Company B	14%	12%
Substantially, all of the Company’s revenues are earned from customers in the United States.
Backlog
Revenue backlog consists of unfulfilled purchase contracts, service contracts entered into with partners for SaaS services, and deferred revenues, primarily for advance royalties and maintenance contracts where revenues are recognized ratably over the life of the contract which typically ranges from 36 to 60 months. As of December 31, 2007, the Company had a revenue backlog of $117,000, substantially all of which is expected to be recognized as revenue in 2008. In addition, as of December 31, 2007, the Company had recorded a total of approximately $552,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.
Competition
The CRM/MRM market has offerings from a variety of providers that focus on sales force automation, call center management, contact management, marketing customer information file systems (MCIF) and other marketing solutions that address certain aspects of the management of customer relationships. The Company’s offering is unique in that it combines a CRM/MRM application solution tailored for the SMB financial services market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company’s partners. SEDONA’s OEM and reseller agreements with leading software and services providers for the SMB market enable the Company to leverage their marketing strengths, broad distribution channels and strong reputations. These strategic partnerships provide SEDONA with revenue opportunities and strengthen its competitive position.
SEDONA’s primary competitors are Harland Clarke Holdings Corp. (Harland), Harte-Hanks Inc. (Harte-Hanks), and Marquis Software Solutions (Marquis).
•	Harland provides software solutions for financial institutions, including, but not limited to, bank core systems, deposit and loan origination, teller, mortgage, call center, document solution and customer relationship management.

•	Harte-Hanks provides direct and target marketing services, including, but not limited to, sales lead management, inbound/outbound telemarketing and web-based database marketing, to consumers and business-to-business marketers across multiple vertical markets.

•	Marquis is a privately-held company primarily focused on low cost Marketing Customer Information File (MCIF), sales and services and referral tracking solutions for the financial services market.
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
SEDONA believes that the most important competitive factor, which enables the Company to differentiate itself from the competition, is its focus on delivering a specifically tailored CRM/MRM solution to the SMB market through a number of leading core processor providers.
Because the core processor providers are responsible for the SMB’s mission-critical business applications, they have all the information required to make the implementation of a CRM/MRM solution viable. Using the core processor providers as a sales, marketing and distribution channel improves SEDONA’s opportunity to establish itself as a leading provider of CRM/MRM application software and services as those organizations create a formidable barrier for other CRM/MRM providers to enter the market. There are additional core processing providers with whom SEDONA is seeking to establish partnerships, and the Company anticipates expanding its market presence in this way. (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
Employees
As of March 31, 2008, the Company had 13 full-time employees and 1 part-time employee. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relationships are good.
In addition, the Company hires consultants where applicable to augment its staffing needs. As of March 31, 2008, the Company had 6 consultants engaged in various duties throughout the organization.
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
In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in engineering, professional services, marketing and finance. There is keen competition for such highly-qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.	DESCRIPTION OF PROPERTY
The Company’s principal offices are located in King of Prussia, PA. In December 2005, the Company entered into a lease for a 4,270 square foot facility to serve as its principal offices. The (5) year lease commenced on January 1, 2006 and expires December 31, 2010. The initial annual base rent is $68,320 or $16.00 per sq. ft. and will increase $0.50 per sq. ft. in each of the remaining years of the lease.
The Company has the option to terminate the lease after January 1, 2009, with one hundred eighty (180) days prior written notice to the Landlord and paying a sum equal to the unamortized transaction costs incurred in connection with the lease amendment, plus three (3) months rent on the term expiration date.
The Company also has a software delivery and customer care office located in Minnesota. In December 2005, the Company entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The lease commenced January 1, 2006 and expires December 31, 2008. The initial base annual rent is $5,000 per year plus a yearly escalation charge of three percent (3%).
The Company believes its leased properties are adequately insured for any losses.
Annual base rent expense for the PA office is projected to be approximately $73,000 in 2008. Annual base rent expense for Minnesota office is projected to be approximately $5,300 for 2008.

ITEM 3.	LEGAL PROCEEDINGS
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortious interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of April 8, 2008 no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that we will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. In August 2006, OSI had petitioned the court for a change in venue from the state of Pennsylvania to the state of Connecticut, such change was granted by the U.S. District Court on December 28, 2006. SEDONA filed an amended complaint after the case was transferred to the District Court of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer in which it asserts counterclaims for declaratory relief and breach of contract under the agreement against SEDONA. The parties are currently engaged in discovery. A trial start date of December 31, 2008, has been tentatively scheduled related to this civil action. The outcome of litigation proceeding is inherently uncertain and there is no assurance that we will prevail in this matter. See Item 12 for a discussion regarding certain financing of the costs of this action.
No actions other than matters involved in the ordinary course of business are currently known by Management and such ordinary course matters are believed by Management not to have material significance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.
PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Dividends of the Company’s Common Stock
The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA’s common stock. The common stock has been available for trading on the OTC Bulletin Board under SDNA.OB. The last reported sale price of SEDONA common stock on April 8, 2008 was $0.18. At that time, there were approximately 5,000 holders of record of SEDONA common stock.
The following table reflects high and low bid information for SEDONA’s common stock for the periods specified, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2006:
Quarter ended March 31, 2006	$0.38	$0.14
Quarter ended June 30, 2006	$0.34	$0.17
Quarter ended Sept. 30, 2006	$0.29	$0.17
Quarter ended December 31, 2006	$0.24	$0.13

Year ended December 31, 2007:
Quarter ended March 31, 2007	$0.30	$0.13
Quarter ended June 30, 2007	$0.33	$0.17
Quarter ended Sept. 30, 2007	$0.31	$0.21
Quarter ended December 31, 2007	$0.25	$0.10

Dividends
The Company has never declared or paid any cash dividends on its common stock and does not anticipate declaration or payment of cash dividends on its common stock in the foreseeable future. It is the current intent of the Company to continue to retain future earnings, if any, to finance the expansion, development and growth of its business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.
In addition, SEDONA’s outstanding Series A Preferred Stock has a preference on the payment of any dividends. SEDONA must pay all accrued and unpaid dividends, if any, on its outstanding preferred stock before it can pay dividends on its common stock.
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock. Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2007, equaled $840,000 or $1.68 per share compared to at December 31, 2006 which equaled $720,000 or $1.44 per share.
Equity Compensation Plans as of December 31, 2007:
Equity Compensation Plan Information

Weighted-
	Number of Shares to	Average	Number of Shares
	be	Exercise Price of	Remaining
	Issued Upon Exercise	Outstanding	Available
	of	Options,	for Future Issuance
	Outstanding Options,	Warrants and	under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	14,114,588	$0.69	14,587,569
Equity compensation plans not approved by security holders (2)	—	—	—

Total	14,114,588	$0.69	14,587,569

(1)	These plans consist of the 1992 and 2000 Incentive Stock Option Plan which replaced the 1992 plan. The current plan includes a formula that automatically increases the number of securities available for issuance equal to 20% of the number of shares issued and outstanding.

(2)	The Company does not maintain any equity compensation plans that have not been approved by the stockholders.
Recent Sales of Unregistered Securities
The Company has effected sales of unregistered securities from time to time during the past three years. Each of these sales has previously been reported in the Company’s periodic filings on Form 10-KSB, 10-QSB or on Form 8-K.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations (SMBs) as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. SEDONA defines the SMB market as any financial services institution with total asset values below $10 billion; however, SEDONA’s technology may be sold to institutions whose total asset values exceed $10 billion. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.
In an effort to rapidly and cost effectively capture a major share of the SMB market, SEDONA primarily adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a standalone offering. The Company is not an application service provider (SaaS), however, Intarsia can be deployed in a SaaS environment through the Company’s distribution partners.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv Solutions, Inc.; Open Solutions, Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott and CU ink.
In May 2007, the Company announced that its CRM application technology, Intarsia was made generally available to the rapidly expanding higher education market. The Company has initially targeted the continuing education schools or divisions of colleges and universities which represents the fastest growing segment of the higher education market. The Company plans a wide-spread marketing program to launch Intarsia in the higher education market in the second half of 2008.
In fiscal year 2006, the Company re-established a targeted direct sales channel to promote and sell Intarsia directly to the small to mid-size banking and credit union markets. SEDONA targets community and regional banks that run banking and credit unions core systems other than the ones provided by the Company’s distribution partners.
The Company’s revenues currently consist of product license revenue and service license revenue.
Product license revenue includes:
•	license fees from direct sales by either the Company or its distribution partners

•	monthly subscription fees from SaaS sales by our distribution partners
Service license revenue includes:
•	professional services fees including set-up and installation fees, training and mapping fees

•	annual maintenance fees
The following is a discussion and analysis of the Company’s results of operations and financial condition for the years ended December 31, 2007 and December 31, 2006 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2007 and 2006 along with the notes to those financial statements.

The discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingencies. We evaluate, on an on-going basis, our estimates and judgments, including those related to bad debts, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical Accounting Policies
Revenue Recognition
The Company’s revenues from software arrangements currently consist of license fees, fees for installation services and maintenance. The Company has established vendor specific objective evidence of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.
Product License Revenue
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives royalty payments based on percentages of the license fees charged by the distribution partners. The royalty fees are recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed and monies are owed to SEDONA.
In addition, the Company also sells directly to banks and credit unions. The related license fees are recognized as revenue by SEDONA when the Company receives written acknowledgement from its customer that it has received and accepted the software.
Revenues from the sale of product licenses are recognized as follows:
•	Persuasive evidence of an arrangement exists, generally by receipt of a signed contract

•	Delivery and acceptance of the software has been received

•	The fee to be paid by the customer is fixed or determinable

•	Collection of the fee is reasonably assured (Our contracts do not contain general rights of return)
Since Intarsia can be implemented on the Company’s customers’ systems without significant alterations to the features and the functionality of the software, and without significant interfacing, the Company’s license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.
Services Revenue
Services revenue includes revenue from professional services (primarily installation and training services) and maintenance revenue. Installation service revenue is earned from implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing and analysis, and testing and quality assurance. Installation service revenue is accounted for as a separate element of a software arrangement.
The Company recognizes service revenue as follows:
•	Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and related revenue is recognized as training services are provided.

•	Annual maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts.
Software Development Costs
Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established.
The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using: (a) the ratio in which current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs. During 2007, the Company expensed its software development costs related to the Company’s Intarsia enterprise business application software.
The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record an impairment charge in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.
As of December 31, 2004, all software development costs have been fully amortized and the Company has not capitalized any additional costs since that time.
Income Taxes
The Company is taxed as a domestic U.S. Corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based upon the differences between the financial statements and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax assets will not be utilized. In 2007, the Company adopted FASB Interpretation No 48, “Accounting for Income Tax Uncertainties- an interpretation of FASB Statement No 109”. The adoption of such did not have a significant impact on the Company’s consolidated financial statements. For additional information, see Note 12 to the Consolidated Financial Statements.

Results of Operations
Total revenues from operations for the years ended December 31, 2007 and 2006 were $1,215,000 and $1,415,000, respectively. The decrease of $200,000 in revenues is explained below. Revenues were generated through both the indirect and direct sales channels.
In 2007, the Company sold more licenses of its CRM/MRM application than 2006. Nevertheless, license fee revenue decreased to $441,000 in 2007, compared to $577,000 reported in the prior year. This $136,000 decrease was primarily caused by the sale of our CRM application to a large financial services institution in 2006.
Service fee revenues (unrelated) from the Company’s client base increased by $176,000 to $774,000 compared to $598,000 of revenue reported in 2006. The increase is attributable to additional professional services, training and project support delivered to our partners’ expanded list of clients and customers.
The Company did not recognize any revenue from related parties in 2007. However, in 2006, the Company recognized $240,000 of related party service fee revenues from ACEncrypt Solutions LLC for the completion of a professional services engagement as fully described in Note 8 of the accompanying financial statements.
Due to increases in the sales of SaaS contracts, as of December 31, 2007, the Company has recorded a total of approximately $552,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ SaaS contracts will be recognized ratably over the contract terms. This represents a 34% increase over the approximately $413,000 reported as of December 31, 2006.
Cost of Revenues
Cost of revenues includes the cost associated with providing professional services such as data mapping, programming services, training, customer support, installation and consulting services. These services are typically billed on a time and materials basis.
As a percentage of revenue, cost of sales related to (unrelated) services was 42% of revenue or $328,000 for the year ended December 31, 2007. In comparison, cost of sales equaled 49% of unrelated revenues or $294,000 in 2006. The stability of our CRM/MRM application as well as efficiencies in delivering our products and services resulted in lower cost of revenues as a percentage of revenues in 2007 as compared to 2006.
In 2007, there was no cost of sales associated with related party transactions. In 2006, cost of sales for related party transactions was immaterial as a majority of the services related to the delivery of $240,000 in related party revenue was performed in prior periods.
Gross Profit
For the year ended December 31, 2007, the Company reported a gross profit of $887,000 or 73% of revenue compared to the year ended December 31, 2006, in which the Company reported a gross profit of $1,116,000, or 79% of revenue due to the changes in revenues and cost of revenues explained above.
Investing Activities
There were no investing activities for the year ended December 31, 2007 and 2006.

Operating Expenses
Operating expenses generally consists of the following:
Sales, marketing and product support
Sales, marketing and product support expenses generally consist of salaries, employee benefits and related expenses for business development activities. We anticipate that our expenditures in this area will increase as we increase our market penetration within our existing customer base as well as through the addition of new partners and resellers. In addition, we anticipate an increase in sales and marketing related to Intarsia for higher education. This product first became available in May 2007. The Company plans to launch wide-spread marketing efforts for this product in the second half of fiscal year 2008.
Sales, marketing and product support cost increased by $167,000 to $586,000 in 2007, compared to $419,000 in 2006 due to expansion of our sales team.
Research and Development
Research and development expenses generally consist of salaries, employee benefits and related overhead expenses for product development of our CRM/MRM application. Research and development costs relate to future products as well as the redesign and maintenance of current products. We charge all research and development expenses to operations as incurred. We anticipate that our expenditures in this area will increase significantly in the future as we continue to upgrade and improve our technology to compete effectively with other providers of CRM/MRM applications.
Research and development expenses were $601,000 and $727,000 for the years ended December 31, 2007 and 2006, respectively. The decrease of $126,000 in expenses was attributable to the restructuring of the development team efforts due to shifts in headcount and responses to productivity requirements.
General and Administrative
General and administrative expenses generally consist of salaries, employee benefits and related overhead expenses for executive, financing, accounting and human resource personnel. In addition, major components of these expenses include other corporate expenses such legal, accounting, professional services, insurance, and facilities expenses.
General and administrative expenses were $1,644,000 and $1,460,000 for the years ended December 31, 2007 and 2006, respectively. The Company incurred a significant increase in its legal expenses due to the lawsuit filed by SEDONA on June 28, 2006 against Open Solutions, Inc. alleging violations of its license agreement. (For more information, see Note 7, Contingencies). The increase in legal expenses was offset by savings in general insurance and investor relations expenses. The Company continues its efforts to monitor its expenses and attain savings, whenever possible.
Stock-Option Expenses:
Stock based compensation expenses includes expenses related to option and stock awards to employees and non-employee directors. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123(R) (“Share Based Payment”), using the modified prospective transition method.

SFAS 123(R) requires all employee share-based payments, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The Company recognizes the fair value of its stock awards on a straight-line basis over the requisite service period of the award, which is generally the vesting term.
During 2007, the Company recognized stock-based expense of approximately $14,000. The requirement to expense stock-based awards will continue to increase general and administrative expenses and may materially impact the results of operations in future periods. As of December 31, 2007, the Company estimates that the total expense impact of the non-vested awards is approximately $29,000. This expense will be recognized over a weighted-average period of 3.42 years. In 2006, the Company estimated that the total expense impact of non-vested awards was approximately $36,000. The expense was to be recognized over a weighted-average period of 3.92 years.
Interest Expense
In 2007, total other expenses increased to $622,000 compared to $524,000 reported in 2006 an increase of $98,000. The increase reflects additional interest expense of $79,000 incurred on convertible notes issued in favor of David Vey, William J. Rucks and Charles F. Mitchell as fully explained in Notes 4 of the accompanying financial statements. In addition the accretion of the discount on convertible notes issued in 2006 increased by $19,000 to $55,000 in 2007, compared to $36,000 recorded in 2006.
Liquidity and Capital Resources
SEDONA’s operations have been financed through the private placement of equity and short-term notes. In the fiscal year ended December 31, 2007, SEDONA received net proceeds of approximately $1,670,000 from the sale of shares of common stock and from the borrowings under its line of credit.
For the year ended December 31, 2007, we used net cash of $1,725,000 for operating activities compared to $1,274,000 in 2006, an increase of $451,000. The increase in net cash used in operating activities was primarily driven by increased legal expenses related to Open Solutions as well as increased legal, accounting and other fees associated with managing a public company and pursuing corporate partnerships and financing activities.
Net cash provided by financing activities increased by $537,000 to $1,767,000, compared to $1,230,000 in 2006. In 2007, the proceeds principally were derived from the sale of $1,490,000 of common stock. In addition, the Company borrowed $180,000 under its line of credit and received $74,000 in advance payments related to the OSI litigation.
In 2006, proceeds were derived from the issuance of $755,000 in convertible notes. The Company also issued short-term notes and received proceeds of $1,300,000. Also in 2006, the Company used $850,000 of its proceeds to repay a short-term obligation to Acxiom Corporation as fully described in Note 14.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition to the net loss of $2,580,000 in 2007, the Company incurred a net loss of approximately $2,252,000 in 2006 and has negative working capital and shareholders’ equity as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.
Presently, our revenues are not sufficient to meet our operating and capital expenses. As stated above, there is substantial doubt about our ability to continue as a going concern since the continuation of our business is dependent upon obtaining additional financing (both short and long-term), successful and sufficient market acceptance of our products and achieving a profitable level of operations.

The Company will use any additional financing to: (i) increase our research and development efforts; (ii) expand our marketing and sales activities; (iii) enter into new vertical markets, such as the higher education market; and (iv) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services. Any additional financing may result in the issuance of additional equity securities by us which could cause significant dilution in the equity interests of our current stockholders.
Obligations
The Company has various short term (within 12 months) and long-term (greater than 12 months) contractual and trade payment obligations. Below summarizes the timing of such obligations as of December 31, 2007.

	Payments Due by Period (in thousands)
		Less than 1		3-5	+5
	Total	year	1-3 years	years	years

Accounts Payable & Other Accrued Liabilities	$2,060	$1,812	$248	—	—
Line of Credit	405	—	405	—	—
Current maturities of long term debt	8	—	8	—	—
Long term debt	2,254	—	2,254	—	—
Building Leases	260	94	166	—	—

TOTAL	$4,987	$1,906	$3,081	—	—

In addition to the obligations listed above, the Company has issued $4,291,263 in convertible notes that mature at various dates through October, 2009. The investors may elect to convert all or a designated part of the principal amount and accrued interest of such obligations, up to a total of 31,110,657 shares of Company common stock.
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
From time to time, the Company also has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the years ended December 31, 2007 and 2006, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net loss per share assuming dilution. In future periods, the debt may be converted, which may be dilutive and net income per share (assuming dilution) may be reduced.
See Notes 4 and 5 to the accompanying financial statements for additional information with respect to the Company’s long-term debt and convertible preferred stock.
Recent Accounting Pronouncements
SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions consummated after the effective date.
SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.
SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not believe the adoption of this pronouncement will have a material impact on its consolidated financial statements.
SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the effective date of SFAS No. 157 was delayed for one year by Final FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of this pronouncement on its financial statements.
Off-Balance Sheet Arrangements
SEDONA had no off-balance sheet arrangements during 2007 or 2006.
Inflation
Although there can be no assurance that SEDONA’s business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the Company’s results of operations or financial condition during the periods presented herein.

ITEM 7.	FINANCIAL STATEMENTS
The Company’s financial statements, and the reports of Asher & Company, Ltd, and McGladrey & Pullen, LLP, our independent registered public accounting firms, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB on the pages set forth below.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
On April 16, 2007, SEDONA Corporation received a letter dated April 13, 2007 from McGladrey & Pullen, LLP (“McGladrey”) informing the Company that they were declining to stand for re-election as the Company’s independent auditors. McGladrey’s role as the Company’s independent auditors ceased upon the completion of the review of the quarterly financial data on Form 10-QSB for the quarter ending March 31, 2007, which was filed on May 18, 2007.
The audit report of McGladrey on the Company’s consolidated financial statements for the years ended December 31, 2006 and December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that, in their report dated April 17, 2007, McGladrey’s opinion was modified to include a reference to change in accounting principle regarding the method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and an emphasis matter regarding uncertainty about the Company’s ability to continue as a going concern.
During its audit of the fiscal years ended December 31, 2006 and December 31, 2005, and during its review of the subsequent interim period through May 18, 2007, (i) the Company had no disagreements with McGladrey on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which, if not resolved to McGladrey’s satisfaction, would have caused McGladrey to make reference to the matter in their reports, and (ii) there have been no “reportable events,” as defined in Item 304(a)(1) of Regulation S-B.
The Company’s Audit Committee accepted McGladrey’s decision not to stand for re-election as the Company’s independent auditors, effective May 18, 2007.
Effective August 3, 2007, the Company’s audit committee appointed Asher & Company, Ltd. as its new independent accountants, beginning with the review of the quarterly financial data on Form 10-QSB for the quarter ending June 30, 2007.

ITEM 8A.	CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information we are required to disclose in our reports filed under the Exchange Act, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
In order to monitor compliance with this system of controls, our Board of Directors, oversees management’s discharge of its financial reporting responsibilities. The Board of Directors meets regularly with SEDONA’s independent registered public accounting firm, Asher & Company, Ltd., and representatives of management to review accounting, auditing, internal control, and financial reporting matters. The Board of Directors is responsible for the engagement of our independent registered public accounting firm. The consolidated financial statements in this Annual Report on Form 10-KSB have been audited by Asher & Company, Ltd., for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America. Asher & Company, Ltd.’s, report on the financial statements is set forth in “Financial Statements and Schedule” of this Annual Report on Form 10-KSB.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to SEDONA and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-KSB, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
The management of SEDONA is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-KSB. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America.
The management of SEDONA also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SEDONA; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of SEDONA; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SEDONA’s assets that could have a material effect on the financial statements.
Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that SEDONA’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of SEDONA’s internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2007, SEDONA’s internal control over financial reporting was effective.
This annual report does not include an attestation report of SEDONA’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SEDONA’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The By-laws provide that the Company have a Board of Directors of not less than three or more than nine directors, with the number of directors to be fixed by the Board from time to time. The number of directors is presently fixed at seven. The Board of Directors currently consists of six directors due to the vacancy created upon the resignation of Victoria V. Looney as of February 21, 2008.
The Company is currently evaluating whether it is going to fill the vacancy created on the Board of Directors following the resignation of Victoria Looney.
The following table presents the names and positions of the persons who serve as SEDONA’s directors, executive officers and key employees, their ages as of March 31, 2008, and the length of time they have served in such positions:

Name	Age	Position	Since
David R. Vey	55	Co-Chairman of the Board	2003
Scott C. Edelman	54	Co-Chairman of the Board	2007
Marco A. Emrich	55	President, Chief Executive Officer, and Director	1999
David C. Bluestone	52	Director	2005
Jack A. Pellicci	69	Director	1996
Roger W. Scearce	58	Director	2004
Dean V. Bobrowski	53	Vice President of Sales	2007
Anita M. Primo	40	Vice President, Chief Financial Officer and Secretary	2003
Timothy A. Rimlinger	44	Vice President, Chief Technology Officer	2000
All Directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.
All Officers serve at the discretion of the Board of Directors, subject to the terms of their employment agreements.
Directors, Executive Officers and Control Persons
The business experience, principal occupation and employment of the Company’s Directors, executive officers and Key Employees is as follows:
David R. Vey has served as Chairman of the Board since May 2003 and has been a Director of the Company since March 2003. Mr. Vey founded Vey Development, Inc. a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and has served as President since 1983. Mr. Vey is a managing member in Oak Harbor Investments. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University. Mr. Vey is the brother of Victoria V. Looney, a former Director.

Scott C. Edelman has served as a Director of the Company since August 2004 and Co-Chairman of the Board since his appointment May 9, 2007. Since July 2002, he has served as the Chief Executive Officer of CellzDirect, a privately held bioscience company that provides bio/pharmaceutical companies with quality hepatic cell products and contract laboratory services focused primarily on drug metabolism and toxicology. CellzDirect was sold to Invitrogen Corporation in January, 2008. Currently, Mr. Edelman is Vice President and General Manager of Hepatic Biology for Invitrogen. Previously, Mr. Edelman managed numerous small- to intermediate-sized technology companies with a variety of domestic and international distribution channel strategies including serving as President and Chief Executive Officer of GroupSystems.com, a collaborative tools software vendor specializing in group dynamics and collaborative team decision-making from January 1999 to July 2002. Mr. Edelman holds a Bachelor of Science degree in Business Administration from Pennsylvania State University.
Marco A. Emrich has over 25 years of software industry experience and has served as Chief Executive Officer and President of SEDONA Corporation since September 1999. Prior to joining SEDONA Corporation, he served as President and CEO of Cambridge-based e-commerce application service provider empresa Inc., where he devised and executed a strategic-level plan for the incorporation and launch of the Company in the untapped e-commerce application outsourcing market. Prior to working for empresa Inc., Mr. Emrich was President, CEO and Chairman of CenterLine Software, Inc., a software application and services provider of Application Delivery Management System (ADMS) solutions for network-centric, multi-tier distributed business applications. Mr. Emrich also held positions as President of Stuttgart-based application development software provider Cinmark Systems Inc., and Senior Executive of Cincom Systems, Inc. and Digital Equipment Corporation ‘s Information Network Technology Group. Mr. Emrich holds a Bachelor’s degree in Electrical Engineering with specialization in Systems Engineering from Pontifical Catholic University of Rio De Janeiro, Brazil.
David C. Bluestone was elected to the Board of Directors in August 2005. Mr. Bluestone has been with Keybank, N.A. since October 1996, where he is currently a Senior Real Estate Credit Officer with responsibility for structuring and approval of credit exposure for commercial real estate relationships, maintaining asset quality and portfolio management, and has held the position of Team Leader, Chicago Real Estate Loan Production Officer. Prior to Keybank, Mr. Bluestone served as Senior Relationship Manager with Mellon Bank N.A.’s Real Estate Department and Section Manager, Credit Review Department from September 1986 to October 1996 with emphasis on new and restructuring of existing multi-million dollar real estate transactions, new business development, as well as underwriting, credit, financial, market and valuation analysis. From September 1982 to August 1986, he was a Real Estate Representative and Project Manager for the Southland Corporation. Mr. Bluestone holds a Masters of Business Administration from University of California, Berkley, and a Bachelors of Landscape Architecture from Louisiana State University.

Jack A. Pellicci has served as a Director since 1996. Jack Pellicci joined Intergraph Corporation in September 2006 as the Senior Vice President Security, Government and Infrastructure and General Manager, Federal Solutions and Intelligence Business Units. Prior to this, he spent over 14 years at Oracle Corporation where his most recent position was as Group Vice President, North America Public Sector. In this position, he led the Business Development and Program Management Group where he was responsible for positioning Oracle’s products and solutions with customers and partners to generate and then capture new business in the Federal/State and Local/Provincial Government markets in the US and Canada. Mr. Pellicci joined Oracle in 1992 after retiring from the U.S. Army as a Brigadier General with 30 years experience leading and training people, managing technology and improving productivity in command and staff assignments in both peace and war. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.
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
Dean V. Bobrowski has served as Vice President of Sales since May 2007. Prior to joining SEDONA, Dean was the National Director of Software Sales in Apple Computer’s largest vertical, Education. Previously, he held sales leadership roles at CRM vendor Siebel Systems and was Vice President of Sales for back-office connectivity provider NEON Systems.
Anita M. Primo has served as Chief Financial Officer since December 2003. She was appointed Secretary of the Company in July 2003. Ms. Primo previously served as the Company’s Controller since December 2000. Prior to joining SEDONA, Ms. Primo was Vice President of Finance and Administration for the Zoological Society of Philadelphia from 1998 to 2000. She also served as Controller and Treasurer for Action Manufacturing, a major manufacturer of precision ordnance products for the U.S. government, U.S. approved foreign governments and numerous domestic and international commercial firms from 1989 to 1998.

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
Compliance with Section 16(a) of the Securities Exchange Act- Beneficial Ownership
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who beneficially own more than 10% of its common stock to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file. Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, the Company believes that, for the year ended December 31, 2007 all reporting persons complied on a timely basis with the filing requirements applicable to them.
Code of Ethics and Business Conduct
On June 1, 2004, the Board of Directors adopted a Code of Conduct and Business Ethics pursuant to Section 406 of the Sarbanes-Oxley Act that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons performing similar functions. The code is posted on the Company’s internet website at https://www.sedonacorp.com. Copies may be obtained by following the instructions in Item 1. Available Information.
Corporate Governance
Director Independence
The Board of Directors annually determines the independence of directors. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company, either directly or as a partner, shareholder, or officer of an organization that has a material relationship with the Company or otherwise. Material relationships can include commercial, banking, consulting, legal, accounting, charitable, and familial relationships, among others.
Independent directors are directors who, in the view of the Board of Directors, are free of any relationship that would interfere with the exercise of independent judgment. The Board of Directors has adopted the standards for “independent directors” defined under Rule 4200(a)(15) of NASDAQ.

Audit Committee
The Board of Directors has an Audit Committee consisting of: Roger W. Scearce (Chair), David C. Bluestone and Jack A. Pellicci. The Board of Directors has determined that Roger W. Scearce qualifies as an “audit committee financial expert” under SEC rules. The function of the Audit Committee is guided by its charter to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting systems, alternative accounting principles that could be applied and the quality and effectiveness of the independent public accountants. In addition, the function of the Audit Committee includes recommending to the Board of Directors, the engagement or discharge of the independent auditors, discussing with the auditors their review of the Company’s quarterly results and their annual audit of the financial statements. The Board has made a determination that Messrs. Scearce, Bluestone and Pellicci qualify as independent directors under the independence requirements of NASDAQ.
Nominations & Corporate Governance Committee
The Board of Directors has a Nominating & Corporate Governance Committee, consisting of Jack A. Pellicci (Chair), and David C. Bluestone. The Board has made a determination that Mr. Pellicci and Mr. Bluestone qualify as an independent directors under the independence requirements of NASDAQ. Victoria V. Looney served as a member of the Nominations and Corporate Governance Committee prior to her resignation on February 21, 2008. The Board of Directors is in the process of filling the vacancy created in such committee as a result of Ms. Looney’s resignation. The function of the Nominations & Corporate Governance Committee is: (i) to establish criteria for selecting candidates for nomination to the Board of Directors; seeking candidates to meet those criteria; and making recommendations to the Board of Directors of nominees to fill vacancies on, or as additions to, the Board of Directors; (ii) serve as an independent and objective component of the Board to facilitate Board stewardship of its responsibilities to shareholders and all other constituencies consistent with best corporate governance practices; and (iii) monitor, review and appraise the corporate governance systems of checks and balances, including the Company’s code of ethics and standards of conduct.
The Nominations & Corporate Governance Committee will consider director candidates who have relevant business experience, are accomplished in their respective fields and who possess the skills and expertise to make a significant contribution to the Board of Directors, the Company and its Shareholders. Director nominees should have high-leadership business experience, knowledge about issues affecting the Company and the ability and willingness to apply sound and independent business judgment. The Nominations & Corporate Governance Committee applies the same criteria to nominees recommended by the shareholders.
Compensation Committee
The Board of Directors also has a Compensation Committee, consisting of Scott C. Edelman and Jack A. Pellicci. The Board has made a determination that Messrs. Edelman and Pellicci qualify as independent directors under the independence requirements of the NASDAQ. Victoria V. Looney served as the Chair of the Compensation Committee and was a member of the Nominations and Corporate Governance Committee prior to her resignation on February 21, 2008. The Board of Directors is in the process of filling the vacancy created in such committee as a result of Ms. Looney’s resignation. The Compensation Committee is responsible for developing and executing plans for the compensation of the Company’s executive officers, including the Chief Executive Officer of the Company. Additionally, the Compensation Committee administers the 1992 Plan and the SEDONA Corporation 2000 Incentive

Stock Option Plan (the “2000 Plan”), including the determination, subject to the 2000 Plan’s provisions, of the individuals eligible to receive awards, the individuals to whom awards should be granted, the nature of the awards to be granted, the number of awards to be granted, the exercise price, vesting schedule, term, and all other conditions and terms of the awards to be granted.
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
The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company in all capacities during each of the two years ended December 31, 2007 and 2006 for the Company’s President and Chief Executive Officer, and the top three most highly compensated Company Vice Presidents, whose aggregate salary and bonus for such years exceeded $100,000:
Summary Compensation Table

		Annual Compensation
				Option
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Total
Marco A. Emrich	2007	$225,000	$—	$—	$225,000
President and CEO	2006	$225,000	$—	$—	$225,000
Dean V. Bobrowski	2007	$170,000	$—	$1,525	$171,525
Vice President of Sales	2006	—	$—	$—	$—
Anita M. Primo	2007	$110,000	$—	$1,951	$111,951
V.P. & Chief Financial Officer	2006	$110,000	$—	$14,162	$124,162
Timothy A. Rimlinger	2007	$130,000	$—	$—	$130,000
V.P. & Chief Technical Officer	2006	$130,000	$—	$13,132	$143,132
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

Annual Cash Incentive Opportunities
The Compensation Committee believes that executive officers should be rewarded for their contributions to the success and profitability of SEDONA and, as such, approves the annual cash incentive awards. Incentive awards are linked to the achievement of revenue and net income goals by SEDONA and/or specific business units, and the achievement by the executive officers of certain assigned objectives. The individual objectives set for the Company’s executive officers are generally objective in nature and include such goals as revenue, profit and budget objectives, and increased business unit productivity. The Compensation Committee believes that these arrangements tie the Executive’s performance closely to key measures of the success of SEDONA or the executive officer’s business unit. All executive officers, including the Chief Executive Officer, are eligible to participate in this program.
Long-Term Stock-Based Incentives
The Compensation Committee also believes that it is essential to align the interests of executive officers and the shareholders of the Company together. The Compensation Committee grants options as a component of executive compensation. As such, from time to time, the Compensation Committee grants stock options to executive officers and other employees under the Plan. In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the individual to the Company’s success and the need to retain the individual over time. All executive officers, including the Chief Executive Officer, are eligible to participate in this program.
During 2007, the Company issued 100,000 stock options to Dean Bobrowski, the Company’s Vice President of Sales, in accordance with the terms of his employment agreement dated May 21, 2007. The exercise price of the options is $0.18 per share in which 12,500 shares vest at the six month anniversary of the employment agreement and the balance of the stock options vest on the first day of each month following the sixth month anniversary at 2,083 shares per month until fully vested, over a four-year period. In addition, Dean Bobrowski is entitled to receive 400,000 incentive stock options. The options vest upon the employee achieving his annual sales quota of $1,500,000 and vest a monthly basis, over a two-year period.
There were no options issued to employees of the Company in 2006.
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. No Named Executive Officer received compensation exceeding this limit in 2007. None of the Company plans qualify as performance-based plans for purposes of Section 162(m).
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee consists of Mr. Pellicci, and Mr. Edelman. None of the executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of our Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
						Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
							Market	Awards:	Awards:
			Equity			Number	Value	Number	Market or
			Incentive			of	of	of	payout
			Plan			Shares	Shares	Unearned	Value of
			Awards:			or Units	or Units	Shares,	Unearned
	Number of	Number of	Number of			of Stock	of Stock	Units or	Shares,
	Securities	Securities	Securities			That	That	Other	Units or
	Underlying	Underlying	Underlying			Have	Have	Rights	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	That Not	Rights That
	Options #	Options #	Unearned	Exercise	Expiration	Vested	Vested	Vested	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	(#)	($)	(#)	Vested ($)
Marco Emrich	200,000	—	—	$2.25	8/31/09	—	$0.00	—	$0.00
	180,000	—	—	$1.03	8/31/09	—	$0.00	—	$0.00
	75,000	—	—	$0.15	12/30/15	—	$0.00	—	$0.00
	175,000	—	—	$2.25	8/31/09	—	$0.00	—	$0.00
	350,000	—	—	$2.25	8/31/09	—	$0.00	—	$0.00
	315,000	—	—	$1.03	8/31/09	—	$0.00	—	$0.00
	157,500	—	—	$1.03	8/31/09	—	$0.00	—	$0.00

Dean Bobrowski	14,583	85,417	—	$0.18	5/21/17	—	$0.00	—	$0.00
	—	—	100,000	$0.18	5/21/17	—	$0.00	—	$0.00

Anita Primo	25,000	—	—	$1.72	11/6/10	—	$0.00	—	$0.00
	7,500	—	—	$0.78	3/29/11	—	$0.00	—	$0.00
	25,000	—	—	$1.03	11/6/10	—	$0.00	—	$0.00
	7,500	—	—	$1.03	3/29/11	—	$0.00	—	$0.00
	50,000	—	—	$0.19	12/1/13	—	$0.00	—	$0.00
	86,227	—	—	$0.15	12/30/15	—	$0.00	—	$0.00

Timothy Rimlinger	13,500	—	—	$1.35	4/21/09	—	$0.00	—	$0.00
	18,000	—	—	$1.53	11/18/09	—	$0.00	—	$0.00
	16,200	—	—	$1.03	11/18/09	—	$0.00	—	$0.00
	12,150	—	—	$1.03	4/21/09	—	$0.00	—	$0.00
	101,905	—	—	$0.15	12/30/15	—	$0.00	—	$0.00

Compensation of Directors
Cash Compensation
Any board member participating on a board committee will be reimbursed $500 per year for their participation, with the exception of the members of the Audit Committee who will be reimbursed $1,000 per year for their participation in that committee. The reimbursement will be made at the end of the twelve-month period following participation in the various board committees administered from the annual shareholders’ meeting date each year.
As of December 31, 2007, there was a total of $133,767 accrued compensation due to current and past members of the Board of Directors for prior service. In 2007, the Directors of the Company elected to defer the issuance of 100,000 non-qualified stock options each, which were earned in 2007.
Equity Compensation
As of the date of each annual shareholder meeting, each existing board member, who is not an employee of the Company, will be granted the option to purchase 100,000 incentive stock options under the Company’s 2000 Incentive Stock Option Plan at the fair market value on the date of grant, as determined in accordance with the Plan. The options will vest and become fully exercisable upon grant.
In addition, any new Director elected to the Company’s Board of Directors, who is not an employee of the Company, will be granted an option to purchase 50,000 shares of common stock, at the then current fair market value. The shares underlying these options will vest at the rate of 10,000 shares per year for five years, on the anniversary date of the new Director’s election to the Company’s Board of Directors.
If unexercised, each option shall expire on the tenth (10th) anniversary of the date of grant. Once vested, options shall remain fully exercisable until the earlier of: (i) the expiration of their term; (ii) three years following the optionee’s separation from Board of Directors service for any reason, other than death; or (iii) one year following the death of the optionee.
Employment Agreements and Change of Control Arrangements
In June 2004, the Company entered into an employment agreement with Marco A. Emrich as Chief Executive Officer and President. The agreement has a term of two years and thereafter shall continue from year-to-year based on the approval of the parties, with said approval occurring at least six months prior to the end of the original, or the then current renewal term. Under his employment agreement, Mr. Emrich’s current term expires in June 2009, with said approval of the parties occurring at least six months prior.
Mr. Emrich serves under the terms of this agreement with an annual base salary of $225,000. Mr. Emrich can also earn up to $100,000 annually in the form of a cash bonus, subject to quarterly measurements. In addition, under Mr. Emrich’s original employment agreement signed on September 15, 1999, Mr. Emrich received 200,000 options and 175,000 warrants each with an exercise price of $2.25, which will vest monthly over a four (4) year period. In September 1999, he also was granted 350,000 warrants with an exercise price of $2.25, which will vest monthly over a four (4) year period, and certain acceleration provisions based on stock price performance. A “Change of Control” is defined (i) sale of a majority of the outstanding shares or assets of the Company, or (ii) change in the composition of more than fifty (50%) of the Board of Directors during any 12 month period. Upon a “Change of Control”, Mr. Emrich may elect to terminate his employment and shall receive six (6) months salary, a pro-rata portion of any bonus earned and all benefits available to all of the Company’s employees as set forth in the Company’s employee handbook for six (6) months. In July 2001, Mr. Emrich was granted 472,500 warrants with an exercise price of $1.03, which will vest based on the same schedule as the warrants listed above. Also in July 2001, Mr. Emrich received 180,000 options with an exercise price of $1.03, which will vest based on the same schedule as the options listed above. In 2005, Mr. Emrich received an additional 75,000 options with an exercise price of $0.15, which vested on December 30, 2006.
2007 DIRECTOR COMPENSATION

				Non-
				Equity	Nonqualified
	Fees Earned			Incentive	Deferred	All
	or Paid in	Stock	Option	Plan	Comp.	Other	Total Cash
Name	Cash	Awards	Awards	Comp.	Earnings	Comp.	Comp.
David C. Bluestone	$1,500	$—	$2,004	$—	$—	$—	$1,500
Scott C. Edelman	$1,000	$—	$1,296	$—	$—	$—	$1,000
Victoria V. Looney	$1,000	$—	$—	$—	$—	$—	$1,000
Jack Pellicci	$2,000	$—	$—	$—	$—	$—	$2,000
Roger W. Scearce	$1,500	$—	$1,296	$—	$—	$—	$1,500
David R. Vey	$500	$—	$—	$—	$—	$—	$500
In 2007, the Directors of the Company elected to defer the issuance of 100,000 non-qualified stock options each, which were earned in 2007. When the incentive stock options are issued, the value of the award is calculated based upon the fair value of each common stock option issued on the date of grant, in accordance with Statement of Financial Accounting Standards (SFAS) 123R. The fair value estimate is calculated using the Black-Scholes model.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of the common stock as of March 19, 2008 with respect to:
•	Each person or group known to the Company who beneficially owns five (5%) percent or more of the outstanding shares of the Company’s common stock;

•	Each Director and named executive officer; and

•	The Company’s executive officers and members of its Board of Directors as a group.

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

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class
Marco A. Emrich	1,530,385	(1)	1.53%
David C. Bluestone	220,000	(1)	*
Dean V. Bobrowski	24,998	(1)	*
Scott C. Edelman	235,000	(1)	*
Jack Pellicci	479,574	(1)	*
Anita M. Primo	266,160	(1)	*
Timothy A. Rimlinger	280,880	(1)	*
Roger W. Scearce	260,700	(1)	*
David R. Vey	52,187,999	(1,2)	44.17%

All executive officers and Directors as a group, (9 persons)	55,485,696		43.08%

*	Owner holds less than 1% of the class.

(1)	Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days from March 24, 2008, upon the exercise of outstanding options and warrants:

Mr. Emrich —455,000 options and 997,500 warrants
Mr. Bluestone — 220,000 options
Mr. Edelman — 235,000 options
Mr. Bobrowski — 24,998 options
Mr. Pellicci — 458,250 options
Ms. Primo — 201,227 options
Mr. Rimlinger — 161,755 options
Mr. Scearce — 235,000 options
Mr. Vey — 300,000 options and 125,000 warrants

(2)	Mr. Vey has a right to acquire 19,223,310 shares within 60 days upon a notice of conversion related to a $2,691,263 convertible note due October 23, 2008. In addition, the conversion price of the related note was issued at a discount to the fair market value of the underlying common stock on the date the notes were issued.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE
The Company entered into the following financing agreements with Mr. David R. Vey, Chairman of the Board of Directors to provide working capital for the Company. Mr. Vey is a shareholder who owns approximately 44% of the Company’s outstanding common stock.
David Vey and Oak Harbor
Revolving Line of Credit with David Vey
During the year ended December 31, 2007, the Company received $180,000 in proceeds from a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors. The outstanding balance on the revolving line of credit is $405,000 as of December 31, 2007. The remaining availability under the line of credit as of December 31, 2007 is $95,000. The note related to the revolving line of credit (the “Revolving Note”) was originally due to mature on August 17, 2007, but was further extended until January 1, 2009.
Bridge Loan with David Vey
On October 23, 2006 an Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from David Vey (“Vey”) to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 was issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all accrued interest was due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest was due on October 23, 2007.
Vey subsequently waived the December 23, 2006 due date for payment of principal and interest. The unpaid principal balance of the Note, plus all accrued and unpaid interest shall be due and payable on January 1, 2009.
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability company in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 1, 2009, and originally required the Company to reduce the principal amount of the note by $250,000 on May 1, 2007, and $250,000 on May 1, 2008, with the outstanding unpaid principal balance and all accrued but unpaid interest due on maturity. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The Company and Vey extended the May 1, 2007 payment date until August 1, 2007 and have further extended the initial payment date. The entire unpaid balance of principal and all accrued but unpaid interest will be due and payable on May 1, 2009.

Convertible Note with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263 into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the “Old Vey Convertible Notes”) and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the “New Vey Convertible Note”). The Old Vey Convertible Notes contained various maturity dates, which had been previously extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company’s common stock $0.001 par value per share (the “Shares”) at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of January 1, 2009, unless theretofore converted and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the “Conversion Price”). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances. The Company accounted for the exchange of this debt in accordance with EITF Issue No. 06-06 and EITF Issue No. 96-19. Due to the change in conversion prices of the debt, the Company recorded the increase in the fair value of the conversion option, resulting in debt discount which reduced the carrying amount of the obligation by $110,000. The discount is accreted to interest expense over the two-year life of the convertible note. For the years ended December 31, 2007 and 2006, accretion of the discount was approximately $55,000 and $36,000, respectively.
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
Intercreditor Agreement
Vey and Oak Harbor entered into an Intercreditor Agreement dated as of October 23, 2006, which was acknowledged by the Company (the “Intercreditor Agreement”). The Intercreditor Agreement provides that as long as Oak Harbor has not received notice of default of the Promissory Note, the Bridge Loan, or the Revolving Note and until such time as the Revolving Note has been satisfied, the proceeds of the receivables of the Company will be applied as and when they are collected to the payment of the principal sums, accrued interest and late charges due under the Revolving Note.
Interest Expense Related to David Vey and Oak Harbor
In addition, during the year ended December 31, 2007, the Company recorded $427,183 in interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.
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

The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of December 31, 2007.

			Principal sum	Accrued interest
Instrument	Payee	Maturity Date	due	at December 31, 2007
Promissory Note dated as of August 17, 2006	Oak Harbor Investment Properties, LLC	May 1, 2009	$1,040,402	$115,831
Secured Convertible Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$2,691,263	$259,557
Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$1,213,952	$117,079
Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	January 1, 2009	$405,000	$30,788
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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of December 31, 2007, included in other non-current liabilities are advances received and accrued interest in the amount of $77,093 under this agreement.
ACEncrypt Solutions, LLC.
In October 2005, the Company entered into a professional services agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, was a member of the Board of Directors of SEDONA Corporation until her resignation on February 21, 2008. David R. Vey, Chairman of the Board of Directors and a principal shareholder of the Company also has a minority financial interest in ACEncrypt Solutions. Mr. Vey is also the brother of Ms. Looney. The total fee for the professional services project was $240,000, which includes consultative, development and software testing work in the development of an ACEncrypt product offering. The Company recognized $192,000 of revenue from this transaction in the first quarter of 2006 after the completion and sign-off was received from ACEncrypt Solutions for milestone number one, the beta release. The second milestone was completed during the second quarter of 2006 and the Company recognized the remaining $48,000 of revenue.

PART IV
ITEM 13. EXHIBITS
The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where indicated by footnote, exhibits, which have been previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.
3.1	Articles of Incorporation (2) (Exhibit 3.1)

3.2	Bylaws (2) (Exhibit 3.2)

3.3	Amendment to Articles of Incorporation (3)

3.4	Amendment to Articles of Incorporation (25)

4.1	Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2	Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

10.25#	2000 Incentive Stock Plan (10) (Appendix A)

10.26#	2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27#	Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.35	Warrant issued to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit 10.35)

10.36	Form of Common Stock and Warrants Purchase Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto (12) (Exhibit 10.1)

10.37	Form of Registration Rights Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto. (12) (Exhibit 10.2)

10.38	Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto. (12) (Exhibit 10.3)

10.38	Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39	Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Notes and Warrants. (13)

10.42	Convertible note dated December 6, 2002 (14)

10.43	Convertible note dated January 03, 2003 (14)

10.44	Convertible note dated January 10, 2003 (14)

10.45	Promissory note dated January 10, 2003 (14)

10.46	Convertible note dated March 13, 2003 (14)

10.47	Promissory note dated March 13, 2003 (14)

10.48	Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002 (15)

10.49	Office lease agreement dated 12-24-02

10.47	Convertible note dated June 4, 2004 (16)

10.54	Convertible note by the Company in favor of David R. Vey dated June 4, 2004 (16)

10.55	Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56	Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57	Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58	Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59	Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (19)

10.60	Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (19)

10.61	Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (19)

10.62#	Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich (20)

10.64#	Employment Agreement dated July 20, 2004 between Company and Anita M. Primo (20)

10.65#	Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger (20)

10.66	Convertible note by the Company in favor of David R. Vey dated March 25, 2005 (21)

10.67	Convertible note by the Company in favor of David R. Vey dated March 30, 2005 (21)

10.68	Convertible note by the Company in favor of David R. Vey dated April 14, 2005 (21)

10.69	Convertible note by the Company in favor of David R. Vey dated April 22, 2005 (22)

10.70	Amended Facility Lease for King of Prussia, PA dated January 1, 2005 (24)

10.71	Amended Facility Lease for Plymouth, MN dated January 1, 2005 (24)

10.72	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.73	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.74	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.75	Convertible note by the Company in favor of David R. Vey dated December 6, 2005(24)

10.76	Convertible note and related documents by the Company in favor of William J. Rucks dated July 1, 2005, August 1, 2005 and September 30, 2005 (23)(24)

10.77	Promissory Note dated August 17, 2006 in the principal amount of $1,040,402.22 from SEDONA to Oak Harbor. (26)

10.78	Amended and Restated Security Agreement dated August 17, 2006 between SEDONA and Oak Harbor. (26)

10.79	Exchange Agreement dated August 17, 2006 between SEDONA and Oak Harbor. (26)

10.80	Secured Convertible Promissory Note dated October 23, 2006 in the principal amount of $2,691,263 from Sedona to Vey. (26)

10.81	Registration Rights Agreement dated August 17, 2006 between Vey and SEDONA. (26)

10.82	Exchange Agreement dated October 23, 2006 between SEDONA and Vey. (26)

10.83	Promissory Note dated October 23, 2006 in the principal amount of $1,213,952 from SEDONA to Vey. (26)

10.84	Security Agreement dated October 23, 2006 between Vey and SEDONA. (26)

10.85	Revolving promissory note dated September 27, 2006 in the principal amount of $500,000 from SEDONA to Vey. (26)

10.86	Intercreditor Agreement dated October 23, 2006 between Vey and Oak Harbor. (26)

10.87	Terms and Conditions Agreement dated September 27, 2006. (26)

10.88	Acknowledgment and Receipt among SEDONA, Vey and Oak Harbor. (26)

10.89	Assignment of ACEncrypt receivable by SEDONA to Vey. (26)

10.90	Waiver dated as of October 23, 2006 from Rucks. (26)

10.91	Waiver dated as of October 23, 2006 from Mitchell. (26)

10.92	Form of Common Stock and Warrants Purchase Agreement used in connection with the March 2, 2007 private placement by and among the Company and the investor signatory thereto. (28)

10.93	Form of Registration Rights Agreements used in March 2, 2007 private placement by and among the Company and the investor signatory thereto. (28)

10.94	Form of Warrants issued to investor used in March 2, 2007 private sale of common stock. (28)

10.95	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000. (29)

10.96	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952. (29)

10.97	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402. (29)

10.98	Form of Common Stock and Warrants Purchase Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto. (29)

10.99	Form of Registration Rights Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto. (29)

10.100	Form of Warrants issued to Investors used in connection with private placement transactions entered into in fiscal year 2007 by and among the Company and the investor signatory thereto. (29)

10.101	Agreement between the Company and Vey Associates, Inc. dated as of September 4, 2007 (30)

10.102*	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402.

10.103*	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000.

10.104*	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952.

10.105*	Amendment to secured convertible note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $2,691,263.

10.106*	Amendment to loan agreement dated July 5, 2005 between SEDONA Corporation and William W. Rucks.

10.107*	Amendment to promissory note dated July 1, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $250,000.

10.108*	Amendment to promissory note dated August 1, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $250,000.

10.109*	Amendment to promissory note dated September 29, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $500,000.

10.110*	Amendment to promissory note dated May 31, 2006 between SEDONA Corporation and William W. Rucks in the principal amount of $300,000

10.111*	Amendment to convertible note dated May 31, 2006 between SEDONA Corporation and Charles Mitchell in the principal amount of $300,000.

14.1	Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004 (20)

16.1	Letter from McGladrey and Pullen, LLP, dated April 13, 2007 agreeing to the statement of the Company under 4.01 of its Form 8-K, filed April 19, 2007 (31)

16.2	Letter from McGladrey and Pullen, LLP, dated June 20, 2007, agreeing to the statements of the Company under Item 4.01 of its 8-KA filed on May 21, 2007 and June 20, 2007 (32)

23.1*	Consent of Asher & Company, Ltd.

23.1*	Consent of McGladrey & Pullen, LLP

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Amendment to Compensation Plan for Directors

99.1	Surety Agreement dated as of November 2, 2006 from Vey. (26)

99.1	Amended and Restated Surety Agreement dated as of November 2, 2006 from Vey. (27)

*	Filed herewith.

#	Executive Compensation Plans and Arrangements.

(1)	Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2)	Filed as an Exhibit to the Company’s Current report on Form 8-K, dated June 15, 1992.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(5)	Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(7)	Filed as an Exhibit to the Current Report on Form 8-K filed November 28, 2000.

(8)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed August 31, 2000.

(10)	Filed as an Appendix to the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(13)	Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14)	Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended Mach 31, 2004.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)	Filed as an Exhibit to the 8-K on November 24, 2005.

(19)	Filed as an Exhibit to the 8-K on March 17, 2005.

(20)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)	Filed as an Exhibit to the 8-K on April 19, 2005.

(22)	Filed as an Exhibit to the 8-K on April 27, 2005.

(23)	Filed as an Exhibit to the 8-K on July 11, 2005.

(24)	Filed as an Exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(25)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

(26)	Filed as an Exhibit to the 8-K on November 8, 2006.

(27)	Filed as an Exhibit to the 8-K on December 21, 2006.

(28)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

(29)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.

(30)	Filed as an Exhibit to the 8-K on September 10, 2007.

(31)	Filed as an Exhibit to the 8-K on April 19, 2007.

(32)	Filed as an Exhibit to the 8-K on June 20, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Type of Service	2007	2006
Audit Fees	$102,000	$98,500
Audit-Related Fees	—	—
Tax Fees	$8,056	$19,835
All Other Fees	—	—
Audit Fees. This category includes: the audit of the Company’s annual financial statements included in the Company’s reports on 10-KSB; the timely review of the interim financial statements included in the Company’s quarterly reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2007 and 2006; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods. This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements. This category also includes services in connection with statutory and regulatory filings or engagements.
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
Pre-Approval of Audit and Non-Audit Services
All audit and non-audit services provided by independent accountants to the Company are pre-approved by the Audit Committee. The Audit Committee utilizes the following procedures in pre-approving all audit and non-audit services. At or before the first meeting of the Audit Committee each year, the Audit Committee is presented with a proposal of the cost for audit and non-audit services expected to be performed by the principal accountant during the year. Quarterly, the Audit Committee is presented with the total fees assessed for such services during the quarter with a comparison to the amounts previously presented. An explanation of any variances is presented, if necessary. The Audit Committee is also presented with an update of any new audit or non-audit services to be performed. The Audit Committee reviews the update and approves the services outlined therein if such services are acceptable to the Audit Committee.
To ensure the prompt response of any unexpected matters, the Audit Committee may delegate to a designated member or members of the Audit Committee the authority to amend or modify the audit and non-audit services and fees; provided however, that such additional or amended services may not affect the independence under applicable SEC rules. The member or members off the Audit Committee must report any such action taken to the Audit Committee at its next scheduled meeting.
All audit and non-audit related services and fees in fiscal year 2007 and 2006 were pre-approved by the Audit Committee.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA CORPORATION
DATE April 15, 2008	/S/ Marco A. Emrich
Marco A. Emrich
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.
Signatures

BY	/S/ David R. Vey David R. Vey Chairman of the Board	Date: April 15, 2008

BY	/S/ Marco A. Emrich	Date: April 15, 2008

Marco A. Emrich President, Chief Executive Officer and Director

BY	/S/ David C. Bluestone	Date: April 15, 2008

David C. Bluestone Director

BY	/S/ Scott C. Edelman	Date: April 15, 2008

Scott C. Edelman Director

BY	/S/ Jack A. Pellicci	Date: April 15, 2008

Jack A. Pellicci Director

BY	/S/ Anita M. Primo	Date: April 15, 2008

Anita M. Primo Chief Financial Officer and Vice President Principal Financial and Accounting Officer

BY	/S/ Roger W. Scearce	Date: April 15, 2008

Roger W. Scearce Director

Index to Financial Statements and Schedule
All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania
     We have audited the accompanying consolidated balance sheet of SEDONA Corporation and its subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and its subsidiary as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and stockholders’ equity and anticipates that it will require additional debt and/or equity financing in 2008, which may not be readily available. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans relating to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 15, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania
     We have audited the accompanying consolidated balance sheet of SEDONA Corporation and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEDONA Corporation and its subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
     As described in Note 1 to the financial statements, effective January 1, 2006, SEDONA Corporation and subsidiary changed their method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses, has negative working capital, and a stockholders’ deficit as of December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Vienna, Virginia
April 17, 2007

SEDONA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$49	$7
Accounts receivable, net	560	300
Prepaid expenses and other current assets	68	117

Total current assets	677	424

Accounts receivable, non-current	325	270
Property and equipment, net of accumulated depreciation and amortization	13	19
Other non-current assets	3	3
Total non-current assets	341	292

Total assets	$1,018	$716

Liabilities and stockholders’ deficit
Current liabilities:
Line of credit	$—	$225
Current maturities of long-term debt, net of discount	8	2,472
Accounts payable	593	531
Accrued expenses and other current liabilities	1,393	649
Deferred and unearned revenue	789	675

Total current liabilities	2,783	4,552

Long-term debt, net of discount, less current maturities	6,906	3,982
Other non-current liabilities	74	—
Deferred and unearned revenue	325	270

Total long-term liabilities	7,305	4,252

Total liabilities	10,088	8,804

Stockholders’ deficit:
Class A convertible preferred stock (Liquidation preference $1,000)
Authorized shares — 1,000,000
Series A, par value $2.00, Issued and outstanding shares— 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares —175,000,000, Issued and outstanding shares —
97,649,350 and 90,153,534 in 2007 and 2006, respectively	98	90
Additional paid-in-capital	64,880	63,290
Accumulated deficit	(75,048)	(72,468)

Total stockholders’ deficit	(9,070)	(8,088)

Total liabilities and stockholders’ deficit	$1,018	$716

See accompanying notes to consolidated financial statements.

SEDONA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	For years ended December 31,
	2007	2006

Revenues:
Product licenses — unrelated parties	$441	$577
Services — unrelated parties	774	598
Services — related parties	—	240

Total revenues	1,215	1,415

Cost of revenues:
Product licenses	—	5
Services	328	294

Total cost of revenues	328	299

Gross profit	887	1,116

Expenses:
General and administrative	1,644	1,460
Stock option expense	14	238
Sales, marketing and product support	586	419
Research and development	601	727

Total operating expenses	2,845	2,844

Loss from operations	(1,958)	(1,728)

Other income (expense):
Interest expense	(622)	(524)

Total other expenses	(622)	(524)

Net Loss	(2,580)	(2,252)
Deemed dividends applicable to preferred stockholders	(120)	(120)

Loss applicable to Common Stockholders	$(2,700)	$(2,372)

Basic and diluted net loss per share applicable to common shares	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	93,627,042	89,640,569

See accompanying notes to consolidated financial statements.

SEDONA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In Thousands, Except Share Data)

	Stock Series A		Stock Series H
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	500,000	$1,000	1,500	$1,500

Common stock issued for consulting services	—	—	—	—
Common stock issued for legal expenses related to litigation	—	—	—	—
Common stock issued to placement agent	—	—	—	—
Settlement with Acxiom (Note 14)	—	—	(1,500)	(1,500)
Common stock issued for accrued interest expense on convertible notes	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—
Fair value of conversion feature of debt	—	—	—	—
Fair value of options and warrants issued	—	—	—	—
Net loss, year ended December 31, 2006	—	—	—	—

Balance, December 31, 2006	500,000	$1,000	—	—

Common stock issued for consulting services	—	—	—	—
Common stock issued for legal expenses related to litigation	—	—	—	—
Common stock issued to placement agent	—	—	—	—
Settlement with Acxiom (Note 14)	—	—
Common stock issued for accrued interest expense on convertible notes	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—
Fair value of conversion feature of debt	—	—	—	—
Fair value of options and warrants issued	—	—	—	—
Net loss, year ended December 31, 2007	—	—	—	—

Balance, December 31, 2007	500,000	$1,000	—	—

See accompanying notes to consolidated financial statements.

SEDONA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	87,324,334	$87	$60,646	$(70,216)

Common stock issued for consulting services	173,265	—	32	—
Common stock issued for legal expenses related to litigation	242,262	—	43	—
Common stock issued to placement agent	200,000	1	42	—
Settlement with Acxiom (Note 14)	—	—	1,821	—
Common stock issued for accrued interest expense on convertible notes	2,062,161	2	307	—
Common stock issued for employee stock purchase plan	151,512	—	25	—
Fair value of conversion feature of debt	—	—	136	—
Fair value of options and warrants issued	—	—	238	—
Net loss, year ended December 31, 2006	—	—	—	(2,252)

Balance, December 31, 2006	90,153,534	90	63,290	(72,468)

Common stock issued for consulting services	94,176	—	18	—
Common stock issued in private placement transactions	6,862,448	7	1,474	—
Common stock issued from the exercise of stock options	150,506	—	23	—
Common stock issued to employee 401(k) savings plan	347,065	1	53	—
Common stock issued for employee stock purchase plan	41,621	—	8	—
Fair value of options and warrants issued	—	—	14	—
Net loss, year ended December 31, 2007	—	—	—	(2,580)

Balance, December 31, 2007	97,649,350	98	64,880	(75,048)

See accompanying notes to consolidated financial statements.

SEDONA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31
	2007	2006
Operating activities:
Net loss	$(2,580)	$(2,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	6
Bad debt expense	4	—
Charge for employer 401(K) stock contribution	54	—
Common stock issued for legal, consulting services and placement agent	18	118
Charge for option or warrant based compensation	14	238
Accretion of debt discount	55	36
Changes in operating assets and liabilities:
Accounts receivable	(320)	(252)
Prepaid expenses and other current assets	49	6
Accounts payable and accrued expenses	806	498
Deferred revenue	169	328

Net cash used in operating activities	(1,725)	(1,274)

Financing activities:
Repayments of long-term obligations	—	(850)
Issuance of common stock, net	—	25
Issuance of convertible notes	—	755
Proceeds from line of credit	180	—
Proceeds from other non-current liabilities	74	—
Proceeds from issuance of short-term debenture and notes	—	1,300
Proceeds from sale of common stock	1,490	—
Proceeds from the exercise of stock options	23	—

Net cash provided by financing activities	1,767	1,230

Net increase/(decrease) in cash and cash equivalents	42	(44)
Cash and cash equivalents, beginning of year	7	51

Cash and cash equivalents, end of year	$49	$7

See accompanying notes to consolidated financial statements.

SEDONA CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007 and 2006
1. Accounting Policies
Description of Business
SEDONA Corporation (the “Company” or “SEDONA”) is a software application and services provider that develops and markets web-based, vertical Customer/Member Relationship Management (CRM/MRM) solutions to small and mid-size businesses. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. The Company’s CRM/MRM application solution, Intarsia, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.
In an effort to rapidly and cost effectively capture a major share of the small to mid-size business (SMB) market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers who market, sell, distribute and support SEDONA’s technology, either as a component of their total solution or as a standalone offering.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv Solutions, Inc.; Open Solutions, Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott and CU ink.
SEDONA continues to work to broaden its indirect distribution channels and expand its market penetration within financial services both domestically and internationally. In addition, the Company plans to continue its expansion in to the higher education market. The Company’s plans include: (i) leveraging existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expanding our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expanding our sales distribution agreements with service organizations for the financial services market; (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology; and (v) expanding the sales distribution channel in the higher education market, with wide-spread marketing efforts beginning in the second half of 2008.
Basis of Financial Statement Presentation
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the net loss of $2,580,000 in 2007, the Company incurred a net loss of approximately $2,252,000 in 2006 and has negative working capital and shareholders’ equity as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.
The Company will require additional working capital over the next twelve months and beyond as we continue to: (i) increase our research and development efforts; (ii) expand our marketing and sales activities; (iii) enter into new vertical markets, such as the higher education market; and (iv) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services.

The Company’s plans include: (i) leveraging existing industry-specific association’s sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expand our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expand our sales distribution agreements with service organizations for the financial services market; (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology; (v) additionally, the Company will expand its sales distribution channel by entering into the higher education market, with wide-spread marketing efforts beginning in the second half of 2008.
The Company plans to pursue additional fundraising activities with existing and potential new investors. Our plans include raising additional capital through public or private sale of equity or debt securities, debt financing, short-term loans, or a combination of the foregoing and possibly other collaborative agreements with our distribution partners. There can be no assurances that the Company will succeed in its plan to obtain such financing or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company and our stockholders. In addition, if we raise additional funds through the issuance of equity securities, dilution to our existing shareholders would likely result.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA®GeoServices, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Financial Statement Presentation
Certain reclassifications have been made to the 2006 financial statement presentation to conform to the 2007 presentation. These reclassifications have no effect on the previously reported net loss.
Cash and Cash Equivalents
The Company considers all unencumbered highly liquid investments with original maturities of three (3) months or less when purchased to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit and money market funds, are stated at cost, and approximate fair value.
Accounts Receivable
Trade receivables are generated primarily from the Company’s customers and distribution partners. Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2007 and 2006, the current portion of net accounts receivable include $334,113 and $81,969, respectively for maintenance services which will be amortized over the maintenance period and recognized as revenue on a monthly basis in the upcoming year. Accounts receivable as of December 31, 2007 are reported net of a $4,000 allowance for doubtful accounts; no allowance for doubtful accounts was required as of December 31, 2006.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets, which range from three (3) to seven (7) years.
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
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, accounts and notes receivable, accounts payable and short-term debt approximate fair value as a result of the immediate or short-term maturity of these financial instruments. The carrying amounts of the Company’s long-term debt is also estimated to approximate fair value due to the interest rate being charged.
Software Development and Purchased Software Costs
Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three (3) years. Amortization commences when the product is available for general release to customers. The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three (3) years consistent with the amortization and capitalization policy discussed above related to capitalized software costs.
The Company periodically reviews for impairment the carrying value of both internally developed and purchased software costs. The Company will record impairment in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.
As of December 31, 2004, all software development costs have been fully amortized and the Company has not capitalized any additional costs since that time.
Revenue Recognition
The Company’s revenues from software arrangements currently consist of license fees, installation services and maintenance. The Company has established vendor specific objective evidence of fair value for its maintenance contracts based on the price of renewals of existing maintenance contracts. The remaining value of the software arrangement is allocated to license fee and professional services based on contractual terms agreed upon by the customer and based on Company-maintained list prices.
Product License Revenue
Revenues from the sale of product licenses are recognized upon delivery and acceptance of the software when persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable. Since the Company’s software product can be implemented on the Company’s customers’ systems without significant alterations to the features and the functionality of the software, and without significant interfacing, the Company’s license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives royalty payments based on percentages of the license fees charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that royalties have been earned and monies are owed to SEDONA. In addition, the Company also sells directly to banks and credit unions. The license fee is recognized by SEDONA in the same manner as the indirect sales model, whereby license fee revenue is recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA. For the year ended December 31, 2007 and 2006, respectively, $441,000 and $577,000 of product license revenue was recognized.
Services Revenue
Services revenue includes revenue from professional services (primarily installation and training services) and maintenance services over periods not exceeding one (1) year. Installation service revenue, which consists of revenue from implementation planning, hardware and software set-up, data integration

Including data aggregation, conversion, cleansing, analysis, and testing and quality assurance, is accounted for as a separate element of a software arrangement. Additionally, in certain circumstances, the Company may partner with third parties to implement its software. In those instances, the contractual fee for professional services may be paid directly from the customer to the third party, and the Company recognizes the license fee revenue component upon installation and acceptance by the customer.
•	Installation revenue is recognized upon completed installation and customer acceptance and is based on a contractual hourly rate. Training revenue is not a material element of a contract and revenue is recognized as training services are provided.

•	Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts. Typically, maintenance contracts are entered into for initial three-(3) year terms and are renewable annually thereafter.
For the year ended December 31, 2007, $774,000 of unrelated services revenues was recognized and for the year ended December 31, 2006, $598,000 of unrelated services revenues and $240,000 of related services revenues was recognized.
Income Taxes
The Company accounts for income taxes under the liability method. Deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences and tax loss and credit carryforwards. A valuation allowance is established to reduce deferred tax assets if some, or all, of such deferred tax assets are not likely to be realized. In 2007, the Company adopted FASB Interpretation No 48 (“FIN 48”), “Accounting for Income Tax Uncertainties- an interpretation of FASB Statement No 109". The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. For additional information, see Note 12 to the Consolidated Financial Statements.
Earnings Per Share
The Company accounts for earnings/loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the year ended December 31, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,796,845 shares of common stock, preferred stock and debt convertible into 31,610,657 common shares, and options to purchase 4,317,743 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the year ended December 31, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 7,587,881 shares of common stock, preferred stock and debt convertible into 29,357,484 common shares, and options to purchase 4,313,049 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the year ended December 31, 2007 and 2006, respectively, as there were no potentially dilutive securities outstanding.

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
The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rates; expected life; expected volatility; and expected dividend rates. The Consolidated Statement of Operations reflects share-based compensation of approximately $14,000 and $238,000, respectively for the years ended December 31, 2007 and 2006.
Recent Accounting Pronouncements
SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions consummated after the effective date.
SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. The Company is does not believe the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not believe the adoption of this pronouncement will have a material impact on its consolidated financial statements.
SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the effective date of SFAS No. 157 was delayed for one year by Final FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of this pronouncement on its financial statements.
Off-Balance Sheet Arrangements
Except for operating leases, SEDONA had no off-balance sheet arrangements during 2007 or 2006.
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

2. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Machinery and equipment	$76	$76
Leasehold improvements	15	15
Purchased software for internal use	31	31

	122	122
Less accumulated depreciation and amortization	109	103

	$13	$19

3. Revolving Line of Credit
On September 27, 2006, the Company entered into a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors, with a maximum borrowing of $500,000. Advances on the line of credit are subject to the approval of David Vey. The line accrues interest at 8% per year. Interest only payments are due quarterly until the maturity date, January 1, 2009, at which time all outstanding principal and interest are due. During the year ended December 31, 2007, the Company received $180,000 in proceeds from a revolving line of credit. The outstanding balance on the revolving line of credit is $405,000 and $225,000 as of December 31, 2007 and 2006. The remaining availability under the line of credit is $95,000 as of December 31, 2007.
4. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006

Oak Harbor note	$1,040	$1,040
Bridge loan with David Vey	1,214	1,214
Convertible note with David Vey, net of discount of $45 and $100 at December 31, 2007 and 2006.	2,647	2,592
Convertibles notes with Rucks and Mitchell	1,600	1,600
Line of credit	405	—
Capital lease obligations	8	8

	6,914	6,454
Less current maturities	8	2,472

Long-term debt	$6,906	$3,982

Aggregate maturities on long-term debt for each of the two years subsequent to December 31, 2007 are as follows:

Years ending	December 31,
2008	2009

$8	$6,951

In addition to the revolving line of credit in Note 3, the Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors. Mr. Vey is a selling shareholder who owned approximately 44% of the Company’s outstanding common stock.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The note has a maturity date of May 1, 2009, and originally required the Company to reduce the principal amount of the note by $250,000 on May 1, 2007, and $250,000 on May 1, 2008, with the outstanding unpaid principal balance and accrued interest due on maturity. The Company and Vey extended the May 1, 2007 payment date until August 1, 2007 and have further extended the initial payment date. Under the new payment terms all remaining unpaid principal and accrued interest will be due on May 1, 2009. (See Note 16)
Bridge Loan with David Vey
On October 23, 2006 an Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from David Vey (“Vey”) to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. One half of the principal sum and all accrued interest was due upon the earlier of: (a) ten (10) business days after the closing or purchase of debt and/or equity securities of the Company arranged by a placement agent on behalf of the Company in connection with the placement of certain debt of equity securities; or (b) December 23, 2006. The principal balance remaining outstanding thereafter together with accrued interest was due on October 23, 2007.
Vey subsequently waived the December 23, 2006 due date for payment of principal and interest and granted the Company an extension until August 1, 2007. As of August 1, 2007, the Company and Vey further extended the payment due date under the Bridge Note. The unpaid principal balance of the Note, plus all accrued and unpaid interest shall be due and payable on January 1, 2009. (See Note 16)

Convertible Note with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263 into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the “Old Vey Convertible Notes”) and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the “New Vey Convertible Note”). The Old Vey Convertible Notes contained various maturity dates, which had been previously extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company’s common stock $0.001 par value per share (the “Shares”) at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of January 1, 2009, (See Note 16) unless theretofore converted and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the “Conversion Price”). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances. The Company accounted for the exchange of this debt in accordance with EITF Issue No. 06-06 and EITF No. 96-19. Due to the change in conversion prices of the debt, the Company recorded the increase in the fair value of the conversion option, resulting in debt discount which reduced the carrying amount of the obligation by $110,000. This discount is accreted to interest expense over the life of the convertible note, which is two years. For the years ended December 31, 2007 and 2006, accretion of the discount was approximately $55,000 and $36,000, respectively.
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
Interest Expense Related to David Vey and Oak Harbor
In addition, during the year ended December 31, 2007, the Company recorded $427,183 in interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.
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

The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of December 31, 2007.

			Principal sum	Accrued interest
Instrument	Payee	Maturity Date	due	At December 31, 2007
Promissory Note dated as	Oak Harbor
of August 17, 2006	Investment
	Properties, LLC	May 1, 2009	$1,040,402	$115,831

Secured Convertible
Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$2,691,263	$259,557

Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$1,213,952	$117,079

Revolving Promissory Note
(“Line of Credit”) dated as
of September 27, 2006	David Vey	January 1, 2009	$405,000	$30,788
Rucks and Mitchell
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii)$500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i) (ii) and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i) (ii) and (iii), in the total sum of $1,000,000 shall mature and are payable on January 1, 2009 (See Note 16), unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009 (See Note 16) unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrant range from $0.30 to $0.35 per share.
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
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock. Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2007, equaled $840,000 or $1.68 per share compared to at December 31, 2006 which equaled $720,000 or $1.44 per share. To the extent such dividends are declared and paid, they will then be reflected appropriately in the Company’s financial statements. Effective February 2006, the Company reached an agreement with the holder of its Series H Preferred Stock that resulted in the elimination of the cumulative but undeclared dividends at December 31, 2005 totaling $756,854 and the surrender of the 1,500 shares of its Series H Preferred Stock as described above.
Common Stock Issuances
Issuance of Stock for Professional Services:
During 2007, the Company issued 94,176 shares of its Common Stock to a consultant in lieu of $17,500 cash compensation for investor relation services rendered during the period.
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
In addition during 2006, in conjunction with the Company’s plans to raise additional capital, the Company entered into an agreement with a placement agent. The Company issued 200,000 shares of fully paid non-assessable shares of its Common Stock to the placement agent’s designees in lieu of cash compensation of $42,000 upon execution of an agreement.
Issuance of Stock Pursuant to Employee Stock Purchase Plan:
During 2007, the Company issued a total of 41,621 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at $7,909. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $1,374 of compensation expense related to common stock purchases of $7,909.
In 2006, the Company issued a total of 151,512 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at $25,000. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $4,300 of compensation expense related to common stock purchase of $25,000.
Grant of Stock Pursuant to Employee 401k Plan:
During 2007, the Company issued a total of 347,065 shares of its common stock to employees as a matching contribution under the employee 401(k) plan. The contribution was valued at $54,360.
Stock Option Exercises:
During 2007, 150,506 shares of the Company’s common stock were issued due to the exercise of employee common stock purchase options. The Company received proceeds of $22,576 related to the option exercises.
Financing Activities with David R. Vey and Oak Harbor Investments LLC:
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
Private Placement of Common Stock:
First Quarter 2007
On March 2, 2007, the Company sold 1,578,947 shares of its common stock at a price of $0.19 per share to an accredited investor in a private placement transaction for a purchase price of $300,000. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.60 per share or greater; or (2) six (6) months from February 23, 2007 have elapsed. The remaining one half of the shares are restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $1.00 per share or greater or (2) twelve (12) months from February 23, 2007 have elapsed. In addition, the Company issued the investor three (3) year warrants to purchase 789,473 shares of common stock at an exercise price of $0.285. The common shares underlying these warrants are restricted until registration of the shares is completed and six (6) months from February 23, 2007 has elapsed. The Company shall have no call rights on these warrants. The warrants were issued to the investor on April 23, 2007.
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
Second Quarter 2007
During the second quarter of 2007, the Company sold 3,408,501 shares of its common stock to accredited investors in various private placement transactions for a total purchase price of $575,000 at prices ranging from $0.16 to $0.19 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) six (6) months from the signature date of the term sheet have elapsed. The remaining one half of the shares are restricted from trading until the shares are registered or whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) twelve (12) months from the signature date of the term sheet has elapsed. In addition, the Company granted the investors three (3) year warrants to purchase 1,704,248 shares of common stock at exercise prices ranging from $0.23 to $0.29 per share. The common shares underlying these warrants are restricted until registration of the shares is completed and six (6) months from the signature date of the term sheet has elapsed. The Company shall have no call rights on these warrants.
In connection with the above described transaction, the Company incurred offering costs of $34,500 related to the private placements.
Third Quarter 2007
During the third quarter of 2007, the Company sold 2,495,000 shares of its common stock to accredited investors in various private placement transactions for a total purchase price of $499,000 of working capital at prices equal to $0.20 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) six (6) months from the signature date of the term sheet have elapsed. The remaining one half of the shares are restricted from trading until the shares are registered or whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) twelve (12) months from the signature date of the term sheet has elapsed. In addition, the Company granted the investors three (3) year warrants to purchase 1,247,500 shares of common stock at exercise prices ranging from $0.24 to $0.33 per share. The common shares underlying these warrants are restricted until registration of the shares is completed and six (6) months from the signature date of the term sheet has elapsed. The Company has no call rights on these warrants.

In connection with the above described transaction, the Company incurred offering costs of $29,940 related to the private placements.
Fourth Quarter 2007
During the fourth quarter of 2007, the Company sold 1,244,709 shares of its common stock to accredited investors in various private placement transactions for a total purchase price of $200,208 of working capital at prices ranging from $0.1343 to $0.20 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) six (6) months from the signature date of the term sheet have elapsed. The remaining one half of the shares are restricted from trading until the shares are registered or whichever of the following events occurs first: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) twelve (12) months from the signature date of the term sheet has elapsed. In addition, the Company granted the investors three (3) year warrants to purchase 622,354 shares of common stock at exercise prices ranging from $0.1896 to $0.28 per share. The common shares underlying these warrants are restricted until registration of the shares is completed and six (6) months from the signature date of the term sheet has elapsed. The Company has no call rights on these warrants.
In connection with the above described transaction, the Company incurred offering costs of $12,012 related to the private placements.
For all of the private placement transactions in 2007, the Company did not register the issuance of the shares of common stock to the accredited investors with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and the accredited investors entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares issued to the accredited investors. Under the registration rights agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as reasonably practicable and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreement and, therefore, the investors in the private placements are not entitled to receive any additional benefit if the registration does not occur.

6. Stock Options and Warrants
Long-Term Incentive Plans
During 2000, the stockholders of the Company approved the 2000 Incentive Stock Option Plan (the “2000 Plan”). The 2000 Plan has replaced the 1992 Long-Term Incentive Plan (the “1992 Plan”) under which no further options will be issued. Significant provisions of the 2000 Plan include: reserving 20% of the outstanding shares for awards that may be outstanding at any one time, rather authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and, specifying obligations relating to non-competition and proprietary information that may be imposed on optionees. The term of each Award under the 2000 Plan shall be for such period as may be determined by the Compensation Committee of the Board of Directors which administers such plan, but generally, in no event shall the term exceed a period of ten (10) years from the date of grant. Options issued under the 2000 Plan are considered outstanding until they are exercised and any other award is outstanding in the calendar year in which it is granted and for so long thereafter as it remains such to any vesting condition required by continuing employment. The Compensation Committee shall determine the term of each option, the circumstances under which an award may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, including without limitation, cash, stock, other awards or awards granted under other plans of the Company and any subsidiary, or other property and the methods by or forms in which stock will be delivered or deemed to be delivered to participants.
Options
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between January 2008 and May 2017. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at December 31, 2005	4,767,710	$0.80
Canceled or expired	(1,054,661)	1.42
Granted	600,000	0.21
Exercised	—	—

Outstanding at December 31, 2006	4,313,049	$0.59	4.27	$21,500
Canceled or expired	(344,800)	0.87
Granted	500,000	0.18
Exercised	(150,506)	0.15

Outstanding at December 31, 2007	4,317,743	$0.54	3.56	$0

				Weighted Average
				Remaining
Exercisable at		Exercise Price	Weighted Average	Contractual Term	Aggregate Intrinsic
Year-end	Options	Range Per Share	Exercise Price	(Years)	Value
2006	4,146,215	$0.15 to $5.13	$0.61	4.27	$21,500
2007	3,722,326	$0.15 to $5.13	$0.59	3.29	$0
The following table summarizes information about stock options outstanding at December 31, 2007:

	Ranges			Total
Range of exercise prices	$0.15 to $1.05	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	3,809,743	415,000	93,000	4,317,743
Weighted average remaining contractual life (years)	5.08	1.74	1.74	3.56
Weighted average exercise price	0.33	1.86	3.07	0.54
Exercisable	3,214,326	415,000	93,000	3,722,326
Weighted average exercise price	0.36	1.86	3.07	0.59
Warrants
Warrants outstanding have been granted to Officers, Directors, stockholders and others to purchase common stock at prices ranging from $0.1896 to $3.36 per share and expiring between January 2008 and November 2010. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these plans were as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at December 31, 2005	12,134,525	$1.08
Canceled or expired	(5,746,644)	0.92
Granted	1,200,000	0.35
Exercised	—	—

Outstanding at December 31, 2006	7,587,881	$1.09	1.84	$0
Canceled or expired	(2,754,611)	0.77
Granted	4,963,575	0.26
Exercised	—

Outstanding at December 31, 2007	9,796,845	$0.76	1.51	$0

				Weighted Average
				Remaining
Exercisable at		Exercise Price	Weighted Average	Contractual Term	Aggregate Intrinsic
Year-end	Warrant Shares	Range Per Share	Exercise Price	(Years)	Value
2006	7,363,830	$0.35 to $3.75	$1.07	1.84	$0
2007	9,593,280	$0.1896 to $3.36	$0.74	1.51	$0
The following table summarizes information about common stock warrants outstanding at December 31, 2007:

	Ranges			Total
Range of exercise prices	$0.1896 to $1.21	$1.53 to $2.25	$2.50 to $3.36	$0.1896 to $3.36
Outstanding	8,051,845	1,303,000	442,000	9,796,845
Weighted average remaining contractual life (years)	1.99	1.27	0.66	1.51
Weighted average exercise price	0.44	2.15	2.56	0.76
Exercisable	7,947,130	1,303,000	343,150	9,593,280
Weighted average exercise price	0.48	2.15	2.58	0.74
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 and 2006: no dividends paid for all years; average expected volatility range from 71.1% to 90% for 2007 and 93.4% for 2006; risk-free interest rates of 4.55% to 4.98% for 2007 and 4.83% to 4.87% for 2006, expected terms range from 3.00 years for 2007 to 2.00 to 4.00 years for 2006.
Utilizing the above assumptions, the weighted average fair market value of employee stock options and warrants are as follows:

	Year Ended December 31,
	2007	2006
Stock options and warrants	$0.10	$0.11
During 2007, there were 100,000 common stock options and 400,000 incentive options granted to the Vice President of Sales upon joining the Company. Additionally, 4,963,575 warrants to purchase common stock were issued related to investors as fully described in Note 5.
During 2006, there were no common stock options or warrants granted to Officers of the Company. There were 600,000 options granted to Directors for their service to the Company for the period of August 2005 to August 2006. Additionally, 1,200,000 warrants were issued to Charles Mitchell and William Rucks, accredited investors, for their participation in a private placement transaction. The Company issued the investors four-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.35 per share.

None of the above referenced options or warrants were exercised.
Shares reserved for future issuance of common stock approximate 15,585,069 as of December 31, 2007.
7. Contingencies
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of April 9, 2008, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. OSI had requested a change in venue from the state of Pennsylvania to the state of Connecticut and such change was granted; oral arguments are in the process of being scheduled with the court. SEDONA filed an amended complaint after the case was transferred to the District Court of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer in which it asserts counterclaims for declaratory relief and breach of contract under the agreement against SEDONA. The parties are currently engaged in discovery. A trial start date of December 1, 2008, has been tentatively established related to this civil action. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter. See Item 12 for a discussion regarding certain financing of the costs of this action.
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of December 31, 2007, included in other non-current liabilities are advances received and accrued interest in the amount of $77,093 under this agreement.
ACEncrypt Solutions, LLC.
In October 2005, the Company entered into a professional services agreement with ACEncrypt Solutions, LLC. The President of ACEncrypt Solutions, LLC, Victoria Looney, was a member of the Board of Directors of SEDONA Corporation until her resignation on February 21, 2008. David R. Vey, Chairman of the Board of Directors and a principal shareholder of the Company also has a minority financial interest in ACEncrypt Solutions. Mr. Vey is also the brother of Ms. Looney. The total fee for the professional services project was $240,000, which includes consultative, development and software testing work in the development of an ACEncrypt product offering. The Company recognized $192,000 of revenue from this transaction in the first quarter of 2006 after the completion and sign-off was received from ACEncrypt Solutions for milestone number one, the beta release. The second milestone was completed during the second quarter of 2006 and the Company recognized the remaining $48,000 of revenue.
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
In addition, as more fully described in Note 4, the Company previously completed transactions with David R. Vey, in 2006, the Company’s Chairman of its Board of Directors related to the consolidation and refinancing of certain indebtedness to David R. Vey.

9. Employee Benefits Plan
Starting in fiscal year 1999, a 401(k) Plan was made available to all eligible SEDONA employees, but there were no contribution matches by the Company.
During 2001, the plan was modified to allow the Board of Directors to consider, on an annual basis, a discretionary match for the Plan participants in the form of Company stock at a rate of up to 50% of employee contributions but not in excess of 3% of employee base compensation. In 2005 the match formula was changed to comply with current safe harbor rules. All employees receive a matching stock contribution equal to 3% of their annual salary into the plan; the match may not to exceed IRS established limits.
In 2007, the Board approved a matching contribution, after plan forfeitures, which was valued at $34,806 and resulted in the issuance of 232,038 shares of the Company’s common stock in 2007 to the plan’s trustee for the benefit of plan participants, valued at a closing price of $0.15 per share.
In 2006, the Board approved a matching contribution, after plan forfeitures, which was valued at $19,554 and resulted in the issuance of 115,027 shares of the Company’s common stock in 2007 to the plan’s trustee for the benefit of plan participants, valued at a closing price of $0.17 per share.
10. Commitments
The Company has employment agreements with certain key employees, which expire at various dates through 2006. The agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least six months prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors. As of March 24, 2008, the agreements remain in full effect.
The Company originally entered into a lease for its corporate headquarters in December 2002, which commenced January 1, 2003 for a three-year term. In April 2004, the Company expanded its lease space at its corporate headquarters, as fully described in Item 2 — Description of Property, above. In December 2005, the Company renewed its lease obligation for its corporate headquarters for an additional five years.
In November 2003, the Company entered into a three-year lease for an engineering facility in Plymouth, Minnesota. In December 2005, the Company renewed its lease obligation for its Minnesota space for an additional three years.
Future minimum lease payments under these lease obligations total $260,000 and are all due per the table below (in thousands):

	2008	2009	2010	2011	Total
Corporate Headquarters	$83	$83	$83	$—	$249
Plymouth, MN	$11	—	—	—	$11
Total	$94	$83	$83	$—	$260
Rent expense for 2007 and 2006 was $93,000 and $96,000, respectively.

11. Other Accrued Liabilities
Other accrued liabilities comprise the following (in thousands):

	Year ending December 31,
	2007	2006

Accrued payroll, benefits and severance	$144	$176
Accrued rent	7	5
Accrued fees and other expenses to Directors for professional services and other expenses	322	126
Note payable, general insurance	60	95
Accrued interest on debt obligations	796	241
Miscellaneous	64	6

Total	$1,393	$649

12. Income Taxes
No provision for federal and state income taxes in 2007 or 2006 has been recorded as the Company has incurred net operating losses for the years ended December 31, 2007 and 2006, and the Company has provided a valuation allowance against all net operating loss carryforwards.
At December 31, 2007 and 2006, the Company had a recorded net deferred tax asset of $26.4 million and $25.4 million, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other current deferred income tax items totaling $242,000 and $115,000, respectively. These items related primarily to accruals which may be recognized in the future for tax purposes. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.
At December 31, 2007 and 2006, the Company had approximately $65 million and $63 million, respectively, in federal net loss carryforwards that expire in various years through 2027. Additionally, the Company has approximately $43 million and $42 million respectively, of state net operating loss carry-forward that expire in various years beginning in 2008 through 2015.
The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code, Section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carry-forwards.
On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, “Accounting for Income Taxes”, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.
As of January 1, 2007, the Company had identified $37,000 of unrecognized tax benefits. Upon adoption of FIN 48, the Company did not identify any additional uncertain tax positions that the Company did not believe met the recognition threshold under FIN 48 which is more likely than not to be sustained upon examination. Because the uncertain tax positions had not been utilized and had a full valuation allowance established, the adoption of FIN 48 had no net impact on the Company’s consolidated results of operations and financial position. All uncertain tax positions relate to unrecognized tax benefits that would not impact the effective tax rate when recognized.
The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.
Changes in the Company’s uncertain tax positions for the year ended December 31, 2007 were as follows:

Total
(In thousands)
Balance at January 1, 2007	$37
Settlements / lapses in statutes of limitation	(0)

Balance at December 31, 2007	$37

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2007 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities in its Consolidated Statements of Operations classified as an operating expense.
13. Supplemental Disclosures of Cash Flow Information
(in thousands)

	Year Ended December 31
	2007	2006

Cash paid during the year for interest	$10	$110
Conversion of accrued interest into common stock	—	307
Conversion of accrued interest into debt	—	281
Fair value of conversion feature of debt	—	136
Settlement with Acxiom for forgiveness of debt	—	1,820
14. 2000 CIMS Purchase
In April 2000, the Company purchased the Customer Information Management Systems (CIMS) business unit of Acxiom Corporation for total potential consideration of $4,350,000. Five-year warrants amounting to an aggregate of $550,000 were issued, $1,300,000 (with face value of $1,500,000) was paid in preferred stock, a minimum of $1,000,000 due in October 2003 (the “Required Payment”), or earlier, if certain performance hurdles were met, and the remaining $1,500,000 was to be paid contingent on the performance of the business unit acquired (the “Contingent Payment”). Through March 2004, the Company had paid $47,000 related to the Required Payment. There was no contingent payment of $1,500,000 due based on performance of the business unit acquired. The performance period for both the Required Payment and the Contingent Payment expired in April 2003.

In November 2003, the Company restructured the agreement with Acxiom. The Company issued a $953,000 promissory note for the Required Payment, at an interest rate of 8% per annum. All unpaid principal and interest were originally due no later than May 26, 2006. The restructured terms include: extension of the conversion date of the Series H Preferred Stock by thirty-six months, until April 1, 2006; payment of trade payables due totaling $132,000, which were accrued net of a credit due back to the Company of $78,000; and agreement to provide $262,000 worth of services to Acxiom, if requested by Acxiom.
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
15. Major Customer Transactions and Geographic Information
Since the Company’s primary sales strategy utilizes an indirect sales model, i.e., the Company distributes its products through distribution partners, the Company’s revenues are derived from a limited number of partners, consequently, any distribution partner may account for more than 10% of the total revenue derived during any given year.
License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.
As of December 31, 2007 and 2006, the Company had significant customers with respect to net revenues as follows:

	2007	2006
Company A	33%	18%
Company C	—	17%
Company D	—	13%
As of December 31, 2007 and 2006, the Company had significant customer accounts receivable as follows:

	2007	2006
Company A	52%	65%
Company B	14%	12%
Substantially, all of the Company’s revenues are earned from customers in the United States.

16. Subsequent Events
Effective March 6, 2008, the Company entered into certain agreements to extend the maturity date of various promissory notes and convertible notes with David Vey, Oak Harbor Investments, Charles Mitchell and William Rucks as described below:
Extensions

			Principal sum
Instrument	Payee	Maturity Date	due
Promissory Note dated as	Oak Harbor	May 1, 2009	$1,040,402
of August 17, 2006	Investment
	Properties, LLC
Secured Convertible	David Vey	January 1, 2009	$2,691,263
Promissory Note dated as of October 23, 2006
Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$1,213,952
Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	January 1, 2009	$405,000
Convertible Note dated as of May 31, 2006	William Rucks	October 23, 2009	$300,000
Convertible Promissory Note dated as of September 29, 2005	William Rucks	January 1, 2009	$500,000
Convertible Promissory Note dated as of August 1, 2005	William Rucks	January 1, 2009	$250,000
Convertible Promissory Note dated as of July 1, 2005	William Rucks	January 1, 2009	$250,000
Convertible Note dated as of May 31, 2006	Charles Mitchell	October 23, 2009	$300,000
In addition, in connection with the above refinancing of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks, the Company granted Rucks one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant shall expire in March 2012.