Form 10-Q
period 2008-03-31
SEDONA CORP
filed 2008-05-15
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
At May 11, 2008, there were 99,623,850 shares outstanding of the registrant’s common stock, par value $0.001 per share.

SEDONA CORPORATION AND SUBSIDIARIES

NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “may”, “will”, “should”, “could”, “would”, “plan”, “estimates”, “projects”, “predicts”, “potential” “believes”, “anticipates”, “intends”, “expects” or similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA® Corporation (the “Company”, “SEDONA Corp.”, “SEDONA”, “we”, “us” or “our”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22	$49
Accounts receivable, net	404	560
Prepaid expenses and other current assets	49	68

Total current assets	475	677

Accounts receivable, non-current	323	325
Property and equipment, net	14	13
Non-current assets — other	3	3

Total non-current assets	340	341

Total assets	$815	$1,018

Liabilities and stockholders’ deficit
Current liabilities:
Line of credit	$405	$—
Current maturities of long-term debt, net	4,882	8
Accounts payable	1,055	593
Accrued expenses and other current liabilities	1,540	1,393
Deferred and unearned revenue	672	789

Total current liabilities	8,554	2,783

Line of credit	—	405
Long-term debt, less current maturities	1,640	6,501
Other non-current liabilities	87	74
Deferred and unearned revenue	323	325

Total long-term liabilities	2,050	7,305

Total liabilities	10,604	10,088

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares — 1,000,000
Series A, par value $2.00, Issued and outstanding shares — 500,000	1,000	1,000

Common stock, par value $0.001
Authorized shares —175,000,000, Issued and outstanding shares —
99,623,850 and 97,649,350 in 2008 and 2007, respectively	99	98
Additional paid-in-capital	65,151	64,880
Accumulated deficit	(76,039)	(75,048)

Total stockholders’ deficit	(9,789)	(9,070)

Total liabilities and stockholders’ deficit	$815	$1,018

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product licenses	$85	$116
Services	219	208

Total revenues	304	324

Cost of revenues:
Services	48	107

Total cost of revenues	48	107

Gross profit	256	217

Expenses:
General and administrative	521	434
Sales, marketing and customer services	151	105
Research and development	164	190

Total operating expenses	836	729

Loss from operations	(580)	(512)

Other expense:
Interest expense	(164)	(156)
Loss from extinguishment of debt	(247)	—

Total other expense	(411)	(156)

Net loss	(991)	(668)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(1,021)	$(698)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	98,563,468	90,768,470

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net cash used in operating activities	(49)	(299)

Investing activities:
Purchase of equipment	(2)	—

Net cash used in investing activities	(2)	—

Financing activities:
Proceeds from line of credit	—	30
Proceeds from other non-current liabilities	17	—
Proceeds from sale of common stock, net	7	285

Net cash provided by financing activities	24	315

Net increase/(decrease) in cash and cash equivalents	(27)	16
Cash and cash equivalents, beginning of period	49	7

Cash and cash equivalents, end of period	$22	$23

See accompanying notes to condensed consolidated financial statements
Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$3	$5

SEDONA Corporation
Notes to Condensed Consolidated Financial Statements
Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2008 are not necessarily indicative of the results to be experienced for the year ended December 31, 2008.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $991,000 realized during the three months ended March 31, 2008, the Company incurred substantial losses from operations of approximately $2,580,000 during the year ended December 31, 2007. Also, the Company has negative working capital of $8,079,000 and stockholders’ deficit of $9,789,000 as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2007 annual financial statements on Form 10-KSB filed on April 15, 2008.

Note #2: Property and Equipment (In thousands)
Property and equipment consists of:

	Three months ended	Year Ending
	March 31,	December 31,
	2008	2007

Machinery and equipment	$78	$76
Leasehold improvements	15	15
Purchased software for internal use	31	31

	124	122
Less accumulated depreciation and amortization	110	109

	$14	$13

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the three months ended March 31, 2008, the Company issued 68,679 shares of its Common Stock to a consultant in lieu of $15,000 cash compensation for professional services rendered.
Issuance of Stock Pursuant to Employee Stock Purchase Plan:
In February 2008, the Company issued 41,112 shares of its common stock to employees under the Employee Stock Purchase Plan. The contribution was valued at approximately $7,000.
Private Placements of Common Stock:
During the first quarter of 2008, the Company issued 1,864,709 shares of its common stock to accredited investors for private placement transactions entered into during fiscal year 2007. The shares were issued in exchange for $324,208 of working capital at an average price of $0.17 per share. The terms of sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.60 per share or greater; or (2) Six (6) months from the date of investment have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $1.00 per share or greater or (2) Twelve (12) months from the date of investment have elapsed.
Subsequent to March 31, 2008, the Company entered into agreements to sell 408,189 shares of its common stock to accredited investors in private placement transactions in exchange for $50,000 of working capital at prices ranging from approximately $0.11 to $0.15 per share. The term of the sales provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 or greater or (2) six months from the closing date have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) Twelve (12) months from the closing date have elapsed. In addition the Company will issue the investor three (3) year warrants to purchase 204,094 shares of common stock at exercise prices ranging from approximately $0.15 to $0.21 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the closing date have elapsed. The Company shall have no call rights on these warrants.

The Company did not register the issuance of the shares of common stock to the accredited investors with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and the accredited investors entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares issued to the accredited investors. Under the registration rights agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as reasonably practicable and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registerable securities. However, there are no specific penalty provisions in connection with the registration rights agreement and, therefore, the investors in the private placements are not entitled to receive any additional benefit if the registration does not occur.
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at March 31, 2008 equaled $870,000 or $1.74 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.
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
For the three months ended March 31, 2008 and 2007, the Company had significant customers with respect to net revenues as follows:

	March 31, 2008	March 31, 2007
Company A	33%	39%
Company B	—	15%
As of March 31, 2008 and December 31, 2007, the Company had significant customer accounts receivable as follows:

	March 31, 2008	December 31, 2007
Company A	71%	52%
Company B	—	—
Company C	17%	14%
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note # 5: Earnings Per Share
Earnings Per Share, requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the quarter ended March 31, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 12,243,622 shares of common stock, preferred stock and debt convertible into

32,159,926 common shares, and options to purchase 4,289,243 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the quarter ended March 31, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 6,077,881 shares of common stock, preferred stock and debt convertible into 29,910,111 common shares, and options to purchase 4,313,049 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.
Note # 6: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of May 14, 2008, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May, 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. OSI requested a change in venue from the state of Pennsylvania to the state of Connecticut and such change was granted; oral arguments are in the process of being scheduled with the court. SEDONA filed an amended complaint after the case was transferred to the District Court of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer in which it asserts counterclaims for declaratory relief and breach of contract under the agreement against SEDONA. The parties are currently engaged in discovery. A trial start date of December 1, 2008, has been tentatively established related to this civil action. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter. See Note 9, for a discussion regarding certain financing of the costs of this action.
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note # 7: Revolving Line of Credit
On September 26, 2006, the Company entered into a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors, with a maximum borrowing of $500,000. Advances on the line of credit are subject to the approval of David Vey. The line accrues interest at 8% per year. During the first quarter of 2008, the maturity date of the line was extended to January 1, 2009. Interest only payments are due quarterly until the maturity date, at which time all outstanding principal and interest are due. For the three months ended March 31, 2008, the Company made no borrowings on the line of credit. The outstanding balance on the revolving line of credit was $405,000 as of March 31, 2008 and December 31, 2007, respectively. The remaining availability under the line of credit is $95,000.

Note #8: Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Oak Harbor note	$1,040	$1,040
Bridge loan with David Vey	1,214	1,214
Convertible note with David Vey, net of discount of $32 and $45 at March 31, 2008 and December 31, 2007.	2,660	2,647
Convertible note with Rucks & Mitchell	1,600	1,600
Capital lease obligations	8	8

	6,522	6,509
Less current maturities	4,882	8

Long-term debt	$1,640	$6,501

In addition to the revolving line of credit in Note 7, the Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors. Mr. Vey is a selling shareholder who owns approximately 44% of the Company’s outstanding common stock at March 31, 2008.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The note has a maturity date of May 1, 2009, at which time all outstanding principal and interest due.
Bridge Loan with David Vey
On October 23, 2006 an Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from David Vey (“Vey”) to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. A promissory note dated October 23, 2006 in the principal amount of $1,213,952 has been issued and delivered by the Company to Vey (the “Bridge Note”). The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. The maturity date of the note is January 1, 2009, at which time all principal and interest is due.
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
The Registration Rights Agreement between Vey and the Company, dated as of August 17, 2006 provides that the Company will use its best efforts to register for resale the Shares issuable upon conversion of the New Vey Convertible Note under the Securities Act of 1933.
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
Interest Expense Related to David Vey and Oak Harbor
In addition, during the quarter ended March 31 2008, the Company recorded $108,201 in interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.

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
The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of March 31, 2008

			Principal sum	Accrued interest
Instrument	Payee	Maturity Date	due	at March 31, 2008
Promissory Note dated as of August 17, 2006	Oak Harbor Investment Properties, LLC	May 1, 2009	$1,040,402	$136,871
Secured Convertible Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$2,691,263	$313,981
Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$1,213,952	$141,628
Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	January 1, 2009	$405,000	$38,979

Rucks and Mitchell
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,00 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 shall mature and are payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrant range from $0.30 to $0.35 per share.
Pursuant to the Rucks Convertible Note and the Mitchell Convertible Note, Rucks and Mitchell were granted the option to convert the unpaid principal balance and accrued unpaid interest on their notes into Shares of the Company. The respective conversion prices are subject to adjustment under certain circumstances. The issuance of the New Vey Convertible Note triggered such an adjustment. At the request of the Company, Rucks and Mitchell have agreed to waive their rights to have the conversion price set forth in their respective convertible notes adjusted. Evidence of such waiver is contained in certain Waivers dated as of October 23, 2006 from Rucks to the Company and from Mitchell to the Company.
Effective March 6, 2008, the Company modified the terms of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks. Under the revised agreements, Williams Rucks (“the Investor”) was granted one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant expires in March 2012. This modification replaced the embedded derivative instrument contained in the original agreement that granted Rucks one (1) four-year warrant for every two (2) shares able to be converted. In accordance with EITF No. 96-19, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrant was included in determining the debt extinguishment loss to be recognized. The fair value of the warrant in the amount of $247,000 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt for the three months ended March 31, 2008.
Note #9: Related Party Transaction
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

Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of March 31, 2008, included in other non-current liabilities are advances received in the approximate amount of $87,000 under this agreement.
Note # 10: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $2,607 and $3,725 respectively, for share-based payments for the three month periods ended March 31, 2008 and 2007. As of March 31, 2008, the total expense impact of the non-vested awards is $26,850 and will be recognized over a weighted-average period of 2.66 years.
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
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between January 2009 and May 2017. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted Average	Aggregate intrinsic
			Value of remaining	value of
		Weighted Average	contractual terms	in-the-money
	Shares	Exercise Price	(years)	options

Stock Options:
Outstanding at December 31, 2007	4,317,743	$0.54	3.56	—
Canceled or expired	(28,500)	1.90	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2008	4,289,243	0.53	3.40	—
Exercisable at March 31, 2008	3,710,075	0.58	3.13	—
The following table summarizes information about stock options outstanding at March 31, 2008:

	Ranges			Total
Range of exercise prices	$0.15 to $1.05	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	3,796,243	415,000	78,000	4,289,243
Weighted average remaining contractual life (years)	4.89	1.49	1.78	3.40
Weighted average exercise price	0.33	1.86	3.15	0.53
Exercisable	3,217,075	415,000	78,000	3,710,075
Weighted average exercise price	0.36	1.86	3.15	0.58
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.1896 to $2.50 per share and expiring between October 2008 and March 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted Average	Aggregate intrinsic
			Value of remaining	value of
		Weighted Average	contractual terms	in-the-money
	Shares	Exercise Price	(years)	warrants

Warrants:
Outstanding at December 31, 2007	9,796,845	$0.76	1.51	—
Canceled or expired	(331,000)	2.30	—	—
Granted	2,777,777	0.30	4.00	—
Exercised	—	—	—	—
Outstanding at March 31, 2008	12,243,622	0.62	1.59	—
Exercisable at March 31, 2008	12,055,807	0.60	1.59	—

The following table summarizes information about common stock warrants outstanding at March 31, 2008:

	Ranges			Total
Range of exercise prices	$0.1896 to $1.21	$1.53 to $2.25	$2.50	$0.1896 to $2.50
Outstanding	10,766,622	1,303,000	174,000	12,243,622
Weighted average remaining contractual life (years)	2.01	1.02	0.74	1.59
Weighted average exercise price	0.40	2.15	2.50	0.62
Exercisable	10,677,657	1,303,000	75,150	12,055,807
Weighted average exercise price	0.57	2.15	2.50	0.60
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007: no dividends paid for all years; average expected volatility range from 71.1% to 90% for 2007; risk-free interest rates of 4.55% to 4.98% for 2007, expected terms of 3.00 years for 2007. No assumptions are listed for 2008 as no options have been issued during the quarter ended March 31, 2008.
During the quarter ended March 31, 2008 and 2007 respectively, there were no common stock options granted.
Note # 11: Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and has not yet determined the impact that it will have on our financial statements upon full adoption in 2009.
SFAS 159
February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective assuming any acquisitions are consummated after the effective date, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any business combination.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

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
Recent Business Developments
In April 2008, the Company announced that Norristown Bell Credit Union selected SEDONA as its MRM technology and services provider. Norristown Bell Credit Union is a member-owned and operated organization located in Blue Bell, PA, serving over 5,000 members.
In May 2008, the Company announced a new extension to the partnership with CU ink, Inc. (“CU ink”) to deliver marketing services to Intarsia customers. CU ink, was founded in 1994 and services the printing, marketing consulting and statement processing needs of over 1,000 credit unions in the US and Caribbean. As a result of this extended partnership, Intarsia is now integrated with CU ink’s cutting edge web-to-print solution, Marketing on Demand. CU ink’s Marketing on Demand integrates customer and prospect data from Intarsia to produce tailored, branded marketing collateral based on demographic information.
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
Product License Revenue
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on percentages of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed and monies are owed to SEDONA.
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

Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the quarter ended March 31, 2008 and 2007 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2008 and 2007.
Total Revenues
Total revenues from operations for the three months ended March 31, 2008 and 2007 were $304,000 and $324,000, respectively. The decrease of $20,000 in revenues is explained below. Revenues were generated through both the indirect and direct sales channels.
Revenue from license fees and royalties totaled $85,000 and $116,000 in the three months ended March 31, 2008 and 2007, respectively. Revenues from license fees decreased in 2008 compared to the same period in 2007 due to the early adoption of Intarsia for higher education. During 2007, the Company completed its first sale to the higher education market which first became available in early 2007. The Company plans to launch wide-spread marketing efforts for this product in the second half of fiscal year 2008.
Service fee revenues from the Company’s client base increased to $219,000 during the three months ended March 31, 2008 compared to $208,000 reported in the same period during 2007. The increase in revenue is attributable to additional maintenance revenues generated by the Company’s expanding customer base.
During the first quarter of 2008, the Company recorded increases in the sales of its SaaS contracts. As of March 31, 2008, the Company has recorded a total of approximately $554,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ SaaS contracts which will be recognized ratably over the contract terms. This represents a 36% increase over the approximate $406,450 reported as of March 31, 2007.
Cost of Revenues; Gross Profit
Cost of revenues includes the cost associated with providing professional services such as data mapping, programming services, training, customer support, installation and consulting services. These services are typically billed on a time and materials basis.
As a percentage of services revenue, cost of sales related to services was 22% of revenue or $48,000 for the quarter ended March 31, 2008. In comparison, cost of sales equaled 51% of revenues or $107,000 for the quarter ended March 31, 2007. The stability of the current version of our CRM/MRM application as well as efficiencies in delivering our services resulted in lower cost of revenues as a percentage of services revenues during the quarter.
For the quarter ended March 31, 2008, the Company reported a gross profit of $256,000 or 84% of revenue compared to the quarter ended March 31, 2007, in which the Company reported a gross profit of $217,000 or 67% of revenue due to the changes in revenues and cost of revenues explained above.
Operating Expenses
Operating expenses generally consist of sales, marketing, product support, research and development costs and general and administrative expenses. For the quarter ended March 31, 2008, total operating expenses increased 15% or $107,000 to $836,000 compared to $729,000 reported for the quarter ended March 31, 2007. The increase is primarily related to increased litigation legal expenses of approximately $104,000. The Company incurred a significant increase in its litigation legal expenses due to the lawsuit filed by SEDONA on June 28, 2006 against Open Solutions, Inc. alleging violations of its license agreement. (For more information, see Note 6, Litigation). In addition, the Company’s payroll and related expenses increased due to the expansion of the sales team. The increase in salary and related expenses for the sales team were offset by the restructuring of the development team due to shifts in headcount and responses to productivity requirements.
For the quarter ended March 31, 2008, the Company had 12 full-time employees and 1 part-time employee. In addition, the Company hires consultants where applicable to augment its staffing needs. For the quarter ended March 31, 2008, the Company had 6 consultants engaged in various duties throughout the organization.
Other Expenses
Total interest expense for the quarter ended March 31, 2008 increased to $164,000 compared to $156,000 reported in the same quarter of 2007. The increase reflects additional interest expense incurred on notes issued in favor of David Vey as fully explained in Note 9 of the accompanying financial statements.
In addition, as fully explained in Note 9, effective March 6, 2008, the Company modified the terms of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks. Under the revised agreements, Williams Rucks (“the Investor”) was granted one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant shall expire in March 2012. This modification replaces the embedded derivative instrument contained in the original agreement that granted Rucks one (1) four-year warrant for every two (2) shares able to be converted. In accordance with EITF 96-19, the modification should be accounted for as a debt extinguishment and the fair value of the stock purchase warrants are to be included in determining the debt extinguishment loss to be recognized. The fair value of the warrant in the amount of $247,000 was recorded as a loss on extinguishment of debt for the three months ended March 31, 2008.
Liquidity and Capital Resources
At March 31, 2008, cash and cash equivalents decreased to $22,000 compared to the December 31, 2007 amount of $49,000. For the three months ended March 31, 2008 the cash flows from operating activities resulted in a net use of cash of $49,000, compared to $299,000 for the same period in 2007. The change in the use of cash was primarily due to an increase in the Company’s net loss from operations which included an increase in accrued litigation legal expenses.
For the three months ended March 31, 2008, investing activities resulted in the net use of $2,000 cash for the purchase of equipment. There were no investing activities during the three months ended March 31, 2007.
For the three months ended March 31, 2008, the cash flows from financing activities resulted in net cash provided by financing activities of $24,000 compared to $315,000 in the same three-month period in 2007. In 2008, net proceeds of $7,000 were derived from the sale of the Company’s common stock to employees who participated in the employee stock purchase plan. The Company also received $17,000 in advance payments related to the OSI litigation. In 2007, the Company received net proceeds of $285,000 related to the sale of the Company’s common stock in private placement transactions. The Company also received $30,000 in proceeds from its line of credit.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $991,000 realized during the three months ended March 31, 2008, the Company incurred a net loss from operations of approximately $2,580,000 for the year ended December 31, 2007 and has negative working capital of $8,079,000 and a shareholders’ deficit of $9,789,000 as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to the end of the first quarter 2008, the Company received proceeds of $50,000 from private placement transactions and plans to raise additional funds as needed through public and/or private equity or debt financing to support the implementation of its operational plan through the first quarter of 2009. There can be no assurances however that the Company will be able to succeed in its plans to obtain such financing.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure in this quarterly filing.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in its Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.
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
During the first quarter of 2008, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings — None not previously reported.

Item 2 —	Unregistered Sale of Equity Securities and Use of Proceeds —

Subsequent to March 31, 2008, the Company entered into agreements to sell 408,189 shares of its common stock to accredited investors in private placements transactions in exchange for $50,000 of working capital at prices ranging from approximately $0.11 to $0.15 per share.

Item 3 —	Default Upon Senior Securities — None

Item 4 —	Submission of Matters to a Vote of Security Holders — None

Item 5 —	Other Information

Item 6 —	Exhibits

	Exhibit 31.1* —	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2* —	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1* —	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2* —	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Thereunto duly authorized.

SEDONA CORPORATION
DATE: May 15, 2008	/S/ Marco A. Emrich
Marco A. Emrich
President and Chief Executive Officer

DATE: May 15, 2008	/S/ Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith