Form 10-Q
period 2008-06-30
SEDONA CORP
filed 2008-08-14
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES☐ NO ☑.
At August 14, 2008, there were 100,363,454 shares outstanding of the registrant’s common stock, par value $0.001 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69	$49
Accounts receivable, net	512	560
Prepaid expenses and other current assets	27	68

Total current assets	608	677

Accounts receivable, non-current	419	325
Property and equipment, net	16	13
Other non-current assets	3	3

Total non-current assets	438	341

Total assets	$1,046	1,018

Liabilities and stockholders’ deficit
Current liabilities:
Line of credit	$490	$—
Current maturities of long-term debt, net of discount	5,936	8
Accounts payable	584	433
Accrued litigation expenses	651	315
Accrued expenses and other current liabilities	1,806	1,238
Deferred and unearned revenue	658	789

Total current liabilities	10,125	2,783

Line of credit	—	405
Long-term debt, less current maturities	600	6,501
Other non-current liabilities	187	74
Deferred and unearned revenue	419	325

Total long-term liabilities	1,206	7,305

Total liabilities	11,331	10,088

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares – 1,000,000
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares – 100,181,900 and 97,649,350 in 2008 and 2007, respectively	100	98
Additional paid-in-capital	65,226	64,880
Accumulated deficit	(76,611)	(75,048)

Total stockholders’ deficit	(10,285)	(9,070)

Total liabilities and stockholders’ deficit	$1,046	$1,018

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Revenues:
Product licenses	$263	$107
Services	207	198

Total revenues	470	305

Cost of revenues:
Services	39	83

Total cost of revenues	39	83

Gross profit	431	222

Expenses:
General and administrative	274	323
Litigation expenses	279	95
Sales, marketing and customer services	153	125
Research and development	135	139

Total operating expenses	841	682

Loss from operations	(410)	(460)

Other expense:
Interest expense	(162)	(145)

Total other expense	(162)	(145)

Net loss	(572)	(605)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(602)	$(635)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	100,038,769	91,570,159

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Revenues:
Product licenses	$348	$223
Services	426	407

Total revenues	774	630

Cost of revenues:
Services	87	190

Total cost of revenues	87	190

Gross profit	687	440

Expenses:
General and administrative	610	675
Litigation expenses	464	177
Sales, marketing and customer services	304	230
Research and development	299	329

Total operating expenses	1,677	1,411

Loss from operations	(990)	(971)

Other expense:
Interest expense	(326)	(301)
Loss on extinguishment of debt	(247)	—

Total other expense	(573)	(301)

Net loss	(1,563)	(1,272)
Deemed dividends applicable to preferred stockholders	(60)	(60)

Loss applicable to Common Stockholders	$(1,623)	$(1,332)

Basic and diluted net loss per share applicable to common shares	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	99,301,118	90,919,348

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Net cash used in operating activities	$(238)	$(960)

Investing activities:
Purchase of equipment	(6)	—

Net cash used in investing activities	(6)	—

Financing activities:
Proceeds from line of credit	85	130
Proceeds from other non-current liabilities	113	—
Proceeds from sale of common stock, net	57	833
Proceeds from the exercise of stock options	9	23

Net cash provided by financing activities	264	986

Net increase in cash and cash equivalents	20	26
Cash and cash equivalents, beginning of period	49	7

Cash and cash equivalents, end of period	$69	$33

See accompanying notes to condensed consolidated financial statements

Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$12	$1

SEDONA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2008 are not necessarily indicative of the results to be experienced for the year ended December 31, 2008.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,563,000 realized during the six months ended June 30, 2008, the Company incurred substantial losses from operations of approximately $2,580,000 during the year ended December 31, 2007. Also, the Company has negative working capital of $9,517,000 and stockholders’ deficit of $10,285,000 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months and beyond as we continue: (i) our research and development efforts; (ii) expand our marketing and sales activities; (iii) enter into new vertical markets, such as the higher education market; and (iv) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services.
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
The Company plans to pursue additional fundraising activities with existing and potential new investors. Our plans include raising additional capital through public or private sale of equity or debt securities, debt financing, short-term loans, or a combination of the foregoing and possibly other collaborative agreements with our distribution partners. There can be no assurances that the Company will succeed in its plan to obtain any such financing or that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to the Company and our stockholders. In addition, if we raise additional funds through the issuance of equity securities, dilution to our existing shareholders would likely result.
Subsequent to June 30, 2008, the Company received $25,000 in net proceeds from sale of securities in a private placement transaction.
The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2007 annual financial statements included in the Company’s Annual Report on Form 10-KSB filed on April 15, 2008.
Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Accounts payable in the amount of $160,000 and accrued expenses and other current liabilities of $155,000 were reclassified to accrued litigation expenses as of December 31, 2007. In addition, general and administrative expenses in the amount of $95,000 and $177,000 were reclassified to litigation expenses for the three and six months ended June 30, 2007, respectively. These reclassifications had no effect on the Company’s consolidated net loss or Stockholders’ deficit.
Note #2: Property and Equipment
Property and equipment consists of:

	Six Months Ending	Year Ending
	June 30,	December 31,
	2008	2007

Machinery and equipment	$79	$76
Leasehold improvements	15	15
Purchased software for internal use	34	31

	128	122
Less accumulated depreciation and amortization	112	109

	$16	$13

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the six months ended June 30, 2008, the Company issued 159,149 shares of its common stock to a consultant in lieu of $27,500 cash compensation for professional services rendered.
Issuance of Stock Pursuant to Employee Stock Purchase Plan:
In February 2008, the Company issued 41,112 shares of its common stock to employees under the Employee Stock Purchase Plan. The contribution was valued at approximately $7,000.
Stock Option Exercises:
During the six months ended June 30, 2008, 58,791 shares of the Company’s common stock were issued due to the exercise of common stock purchase options. The Company received proceeds of $8,800 related to the option exercises.
Private Placements of Common Stock:
During the three months ended March 31, 2008, the Company issued 1,864,709 shares of its common stock to accredited investors for private placement transactions entered into during fiscal year 2007. The shares were sold for a total of $324,208, at an average price of $0.17 per share. The terms of the sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.60 per share or greater; or (2) six (6) months from the date of investment have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $1.00 per share or greater or (2) twelve (12) months from the date of investment have elapsed.

During the three months ended June 30, 2008, the Company issued 408,189 shares of its common stock to accredited investors for private placement transactions. The shares were sold for a total of $50,000, at an average price of $0.12 per share. The terms of the sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) six (6) months from the date of investment have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $.50 per share or greater or (2) twelve (12) months from the date of investment have elapsed. In addition, the Company issued the investors three (3) year warrants to purchase 204,094 shares of common stock at exercise prices ranging from approximately $0.15 to $0.21 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the closing date have elapsed. The Company shall have no call rights on these warrants.
Subsequent to June 30, 2008, the Company entered into an agreement to sell 181,554 shares of its common stock to accredited investors in private placement transactions for a total of $25,000, and an average price of approximately $0.14 per share. The term of the sales provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 or greater or (2) six months from the closing date have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.50 per share or greater or (2) twelve (12) months from the closing date have elapsed. In addition, the Company issued the investor three (3) year warrants to purchase 90,777 shares of common stock at exercise prices of approximately $0.19 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the closing date have elapsed. The Company shall have no call rights on these warrants.
The Company did not register the issuance of the shares of common stock to the accredited investors with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and the accredited investors entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares issued to the accredited investors. Under the registration rights agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as reasonably practicable and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreement.
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at June 30, 2008 equaled $900,000 or $1.80 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.
Note #4: Major Customer Transactions and Geographic Information
Since the Company’s primary sales strategy is focused on an indirect sales model, the Company’s accounts receivable and revenues are derived from a limited number of customers. Consequently, the Company’s trade accounts receivables and revenues are generally concentrated and any customer may account for more than 10% of the total accounts receivable or revenue derived during any given quarter.
License and service revenues fluctuate as they are dependent upon many variables, including delivery requirements, size and complexity of the transaction.

For the three months ended June 30, 2008 and 2007, the Company had significant customers with respect to net revenues as follows:

	June 30, 2008	June 30, 2007
Company A	19%	39%
Company B	47%	—
As of June 30, 2008 and December 31, 2007, the Company had significant customer accounts receivable as follows:

	June 30, 2008	December 31, 2007
Company A	56%	52%
Company C	28%	14%
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note # 5: Earnings Per Share
Earnings Per Share requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the quarter ended June 30, 2008 the Company’s common stock equivalents, consisting of warrants to purchase 12,322,716 shares of common stock, preferred stock and debt convertible into 32,719,309 common shares, and options to purchase 4,230,452 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the quarter ended June 30, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,171,602 shares of common stock, preferred stock and debt convertible into 30,472,347 common shares, and options to purchase 4,610,543 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.
Note # 6: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of August 10, 2008, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for continuing violations of a software license agreement entered into between the parties in May, 2002. The Company alleges that since September 2004, OSI ceased remitting royalty payments required under its master software license and services agreement for licensed products and services sold by OSI to its customers. OSI requested a change in venue from the state of Pennsylvania to the state of Connecticut and such change was granted; oral arguments are in the process of being scheduled with the court. SEDONA filed an amended complaint after the case was transferred to the District Court of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer in which it asserts counterclaims for declaratory relief and breach of contract under the agreement against SEDONA. The parties are currently engaged in discovery. A tentative trial start date of December 1, 2008, has been established related to this civil action. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter. See Note 9 for a discussion regarding certain financing of the costs of this action.
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note # 7: Revolving Line of Credit
On September 26, 2006, the Company entered into a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors, with a maximum borrowing of $500,000. Advances on the line of credit are subject to the approval of David Vey. The line accrues interest at 8% per year. During the first quarter of 2008, the maturity date of the line was extended to January 1, 2009. Interest only payments are due quarterly until the maturity date, at which time all outstanding principal and interest are due. For the six months ended June 30, 2008, the Company made borrowings totaling $85,000 on the line of credit. The outstanding balance on the revolving line of credit is $490,000 as of June 30, 2008 and $405,000 as of December 31, 2007, respectively. The remaining availability under the line of credit is $10,000.
Note #8: Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Oak Harbor note	$1,040	$1,040
Bridge loan with David Vey	1,214	1,214
Convertible note with David Vey, net of discount of $18 and $45 at June 30, 2008 and December 31, 2007.	2,674	2,647
Convertible note with Rucks & Mitchell	1,600	1,600
Capital lease obligations	8	8

	6,536	6,509
Less current maturities	5,936	8

Long-term debt	$600	$6,501

In addition to the revolving line of credit in Note 7, the Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors. Mr. Vey is a selling shareholder who owns approximately 44% of the Company’s outstanding common stock at June 30, 2008.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The note has a maturity date of May 1, 2009, at which time all outstanding principal and interest is due.

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
Convertible Note with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263 into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the “Old Vey Convertible Notes”) and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the “New Vey Convertible Note”). The Old Vey Convertible Notes contained various maturity dates, which had been previously extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company’s common stock $0.001 par value per share (the “Shares”) at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of January 1, 2009, unless theretofore converted and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the “Conversion Price”). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances. The Company accounted for the exchange of this debt in accordance with EITF Issue No. 06-06 and EITF Issue No. 96-19. Due to the change in conversion prices of the debt, the Company recorded the increase in the fair value of the conversion option, resulting in debt discount which reduced the carrying amount of the obligation by $110,000. The discount is accreted to interest expense over the life of the convertible note.
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
Interest Expense Related to David Vey and Oak Harbor
In addition, during the three and six months ended June 30, 2008, the Company recorded $108,948 and $217,150, respectively, in interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.
Security Agreement
The Oak Harbor Note is secured by substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated as of August 17, 2006 between the Company and Oak Harbor (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Security Agreement between Oak Harbor and the Company effective as of January 13, 2003 which granted to Oak Harbor a lien and security interest in the assets of the Company (the “Oak Harbor Security Agreement”). The changes to the Security Agreement were effected by the Amended and Restated Security Agreement which include: (i) the modification of the term “Obligations” to mean all of the obligations, indebtedness, and liabilities of the Company to Oak Harbor and Vey; (ii) the acknowledgement and consent of Oak Harbor to the grant of a subordinate security interest in the assets of the Company set forth in the Amended Security Agreement (the “Collateral”) to Vey; and (iii) the modification of Appendix A to the Security Agreement to reflect the current outstanding permitted liens in the Collateral and references the subordinate security interest to the Collateral granted to Vey pursuant to the Security Agreement between the Company and Vey dated as of October 23, 2006 (the “Vey Security Agreement”).
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

The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of June 30, 2008:

			Principal sum	Accrued interest
Instrument	Payee	Maturity Date	due	at June 30, 2008
Promissory Note dated as	Oak Harbor	May 1, 2009	$1,040,402	$157,910
of August 17, 2006	Investment
	Properties, LLC

Secured Convertible	David Vey	January 1, 2009	$2,691,263	$368,404
Promissory Note dated as of October 23, 2006

Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$1,213,952	$166,177

Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	January 1, 2009	$490,000	$47,915
Rucks and Mitchell
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,00 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 shall mature and are payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year annually in arrears from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrants range from $0.30 to $0.35 per share.
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
Effective March 6, 2008, the Company modified the terms of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks. Under the revised agreements, Williams Rucks (“the Investor”) was granted one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant expires in March 2012. This modification replaced the embedded derivative instrument contained in the original agreement that granted Rucks one (1) four-year warrant for every two (2) shares able to be converted. In accordance with EITF No. 96-19, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrants was included in determining the debt extinguishment loss to be recognized. The fair value of the warrant in the amount of $247,000 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.
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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of June 30, 2008, included in other non-current liabilities are advances received in the approximate amount of $187,000 under this agreement.
Note # 10: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $5,214 and $8,000 respectively, for share-based payments for the six months ended June 30, 2008 and 2007. As of June 30, 2008, the total expense impact of the non-vested awards is $10,723 and will be recognized over a weighted-average period of 2.34 years.
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

Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between January 2009 and May 2017. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options
Stock Options:
Outstanding at December 31, 2007	4,317,743	$0.54	3.56	—
Canceled or expired	(503,502)	0.28	—	—
Granted	—	—	—	—
Exercised	(58,791)	0.15	—	—
Outstanding at June 30, 2008	3,755,450	0.58	2.90	$17,314
Exercisable at June 30, 2008	3,655,450	0.59	2.86	$17,314
The following table summarizes information about stock options outstanding at June 30, 2008:

	Ranges			Total
Range of exercise prices	$0.15 to $1.05	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13

Options outstanding	3,262,420	415,000	78,000	3,755,450
Weighted average remaining contractual life (years)	4.30	1.24	1.53	2.90
Weighted average exercise price	$0.35	$1.86	$3.15	$0.58
Exercisable	3,162,450	415,000	78,000	3,655,450
Weighted average exercise price	$0.36	$1.86	$3.15	$0.59
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.1488 to $2.50 per share and expiring between October 2008 and March 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants

Warrants:
Outstanding at December 31, 2007	9,796,845	$0.76	1.51	—
Canceled or expired	(456,000)	1.77	—	—
Granted	2,981,871	0.29	2.68	—
Outstanding at June 30, 2008	12,322,716	0.61	1.35	$2,514
Exercisable at June 30, 2008	12,134,901	0.59	1.36	$2,514

The following table summarizes information about common stock warrants outstanding at June 30, 2008:

	Ranges			Total
Range of exercise prices	$0.1488 to $1.21	$1.53 to $2.25	$2.50	$0.1488 to $2.50

Outstanding	10,845,716	1,303,000	174,000	12,322,716
Weighted average remaining contractual life (years)	1.79	0.77	0.49	1.35
Weighted average exercise price	0.40	2.15	2.50	0.61
Exercisable	10,756,751	1,303,000	75,150	12,134,901
Weighted average exercise price	0.56	2.15	2.50	0.59
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007: no dividends paid for all years; average expected volatility range from 71% to 162% for 2007; risk-free interest rates of 4.59% to 5.05% for 2007, expected terms of 3 to 10 years for 2007. No assumptions are listed for 2008 as no options have been issued during the quarter ended June 30, 2008.
During the quarter ended June 30, 2007, the weighted-average fair market value of employee stock options granted was approximately $10,000. There were no employee stock options granted during the quarter ended June 30, 2008.
Note #11: Recent Accounting Pronouncements
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
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
SFAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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
In an effort to capture rapidly and cost effectively a major share of the SMB market, SEDONA adopted an indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a standalone offering. The Company is not an applications service provider, however, Intarsia can be deployed in a software as a service (SaaS) environment through the Company’s distribution partners.
Recent Business Developments
In April 2008, the Company announced that Norristown Bell Credit Union selected SEDONA as its MRM technology and services provider. Norristown Bell Credit Union is a member-owned and operated organization located in Blue Bell, PA, serving over 5,000 members.
In May 2008, the Company announced a new extension to the agreement with CU ink, Inc. (“CU ink”) to deliver marketing services to Intarsia customers. CU ink, was founded in 1994 and services the printing, marketing consulting and statement processing needs of over 1,000 credit unions in the US and Caribbean. As a result of this extended partnership, Intarsia is now integrated with CU ink’s cutting edge web-to-print solution, Marketing on Demand. CU ink’s Marketing on Demand integrates customer and prospect data from Intarsia to produce tailored, branded marketing collateral based on demographic information.
During the three months ended June 30, 2008, the Company entered into multi-year written agreements with our customers or through our distribution partners for the licensing of our CRM/MRM technology to the following banks and credit unions:
On May 16, 2008, Washington Trust Bank selected SEDONA’s technology and services for its customer information management system. Washington Trust is the largest private commercial bank in the Northwest, with $3.7 billion in assets.
On May 21, 2008, the Company announced that Ascension Credit Union, based in Louisiana, selected SEDONA as its MRM technology and services provider.
Also in May 2008, the Mid-Illini Credit Union selected SEDONA MRM technology and services. Mid-Illini serves over 7,000 members and is based in the Bloomington, Illinois.

On June 30, 2008, NE PA Community Federal Credit Union joined others by selecting SEDONA for their MRM solution. NE PA is based in Stroudsburg, PA.
Our agree
Revenues
The Company’s revenues currently consist of product license revenue and service license revenue.
Product license revenue includes:
•	license fees from direct sales by either the Company or its distribution partners

•	monthly subscription fees from ASP/ SaaS sales by our distribution partners
Service license revenue includes:
•	professional services fees including set-up and installation fees, training and mapping fees

•	annual maintenance fees
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
Product License Revenue
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on percentages of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed with and end-user and monies are owed to SEDONA from the distribution partner.
In addition, the Company also sells directly to banks and credit unions. The related license fees are recognized as revenue by SEDONA when the Company receives written acknowledgement from its customer that it has received and accepted the software.
As of June 30, 2008, the Company had recorded a total of approximately $676,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP/SaaS contracts that will be recognized ratably over the contract terms. This represents a 34% annual increase over the approximately $503,000 reported as of June 30, 2007.
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
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the three and six months ended June 30, 2008 and June 30, 2007 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three and six months ended June 30, 2008 and 2007.
Total Revenues
Revenues for the three months ended June 30, 2008 and 2007 were $470,000 and $305,000, respectively. Revenue from license fees and royalties totaled $263,000 and $107,000 in the three months ended June 30, 2008 and 2007, respectively. Revenues from license fees and royalties increased due to an increase in the number of the direct license sales completed as compared to same period in 2007. During the three months ended June 30, 2008, the Company recognized $207,000 in services revenue compared to $198,000 during the same three months in 2007. The increase in services revenue was primarily due to additional training and professional services rendered to new customers.
For the six months ended June 30, 2008 and 2007, revenues were $774,000 and $630,000, respectively. Revenue from license fees increased to $348,000 and $223,000 for the six months ended June 30, 2008 and 2007 due to additional direct license sales year over year. Service fee revenue increased to $426,000 for the six months ended June 30, 2008 compared to $407,000 reported for the same period in 2007. The increase in revenue is attributable to increases in professional services and maintenance from the Company’s expanding customer base.
Cost of Revenues; Gross Profit
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support and installation services. These services are typically billed on a time and materials basis.
As a percentage of services revenue, cost of sales related to services was 19% of service revenue or $39,000 for the three months ended June 30, 2008. In comparison, cost of sales equaled 42% of service revenue or $83,000 for the three months ended June 30, 2007. The stability of the current version of our CRM/MRM application as well as efficiencies in delivering our services resulted in lower cost of services revenue.
For the three months ended June 30, 2008, the Company reported a gross profit of $431,000 or 92% of total revenue compared to the three months ended June 30, 2007, in which the Company reported a gross profit of $222,000 or 73% of total revenue due to the changes in revenues and cost of revenues explained above.
For the six months ended June 30, 2008, cost of sales related to services was 20% of service revenue or $87,000. In comparison, cost of sales equaled 47% of service revenue or $190,000 for the six months ended June 30, 2007. Again, the stability of the current version of our CRM/MRM application as well as efficiencies in delivering our services resulted in lower cost of service revenue.
For the six months ended June 30, 2008, the Company reported a gross profit of $687,000 or 89% of total revenue compared to the six months ended June 30, 2007, in which the Company reported a gross profit of $440,000 or 70% of total revenue due to the changes in revenues and cost of revenues explained above.
Operating Expenses
Total operating expenses increased 23% to $841,000 in the three months ended June 30, 2008, compared to $682,000 reported in the three months ended June 30, 2007. The increase in operating expenses is specifically attributable to the litigation expenses related to the civil action lawsuit filed against OSI on June 28, 2006 alleging a violation of a software license agreement entered into between the parties. (See Note #6 Litigation) For the three months ended June 30, 2008, litigation expenses totaled $279,000 compared to $95,000 for the same three months of 2007. The increase in litigation expenses is due to the additional research being completed as the case approaches a tentative trial date of December 2008.
In addition, for the three months ended June 30, 2008, the Company’s general and administrative expenses decreased 15% or $49,000 compared to the three months ended June 30, 2007, primarily due to lower legal fees associated with the decrease in the number of private placement transactions and debt restructuring transactions. For the three months ended June 30, 2008, sales, marketing and customer service expenses increased by 22% or $28,000 compared to the three months ended June 30, 2007, due to additional staffing. Research and development expenses remained constant for the three months ended June 30, 2008 and 2007.
For the six months ended June 30, 2008, total operating expenses increased 19% or $266,000 to $1,677,000 compared to $1,411,000 reported for the six months ended June 30, 2007. As reported above, the increase in operating expenses is mainly attributable to an increase in litigation expenses. For the six months ended June 30, 2008, litigation legal expenses totaled $464,000 compared to $177,000 reported for the six months ended June 30, 2007.
For the six months ended June 30, 2008, the Company’s general and administrative expenses have decreased 10% or $65,000 compared to the six months ended June 30, 2007. As explained above, the decrease is primarily attributable to lower legal fees associated with the decrease in the number of private placements transactions and debt restructuring transactions. Sales, marketing and customer service expenses increased by 32% or $74,000 primarily due to additional staffing for the sales and support functions. Research and development expenses have decreased by 9% or $30,000 due to personnel changes.
As of June 30, 2008, the Company had 11 full-time employees and 1 part-time employee. In addition, the Company hires consultants where applicable to augment its staffing needs. As of June 30, 2008, the Company had 6 consultants engaged in various duties throughout the organization.
Other Expenses
Total interest expense for the three months ended June 30, 2008 increased to $162,000 compared to $145,000 reported in the three months ended June 30, 2007. For the six months ended June 30, 2008, interest expense increased to $326,000 compared to $301,000 reported in the six months ended June 30, 2007. The increases reflect additional interest expense incurred on notes issued in favor of David Vey as fully explained in Note 8 of the accompanying financial statements.

In addition, as fully explained in Note 8, effective March 6, 2008, the Company modified the terms of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks. Under the revised agreements, Williams Rucks (“the Investor”) was granted one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant expires in March 2012. This modification replaces the embedded derivative instrument contained in the original agreement that granted Rucks one (1) four-year warrant for every two (2) shares able to be converted. In accordance with EITF 96-19, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrants were included in determining the debt extinguishment loss to be recognized. As a result, the fair value of the 2,777,777 warrants equaled $247,000. The Company accounted for the fair value as a loss on extinguishment of debt for the six months ended June 30, 2008.
Liquidity and Capital Resources
At June 30, 2008, cash and cash equivalents increased to $69,000 compared to the December 31, 2007 amount of $49,000. For the six months ended June 30, 2008, the cash flows from operating activities resulted in a net use of cash of $238,000, compared to $960,000 for the six months ended June 30, 2007. The change in the use of cash was primarily due to an increase in the Company’s net loss from operations which included an increase in litigation related legal expenses and increases in accounts payable and other liabilities.
For the six months ended June 30, 2008, net use of cash from investing activities totaled $6,000 for the purchase of new office equipment and software. There were no investing activities for the six months ended June 30, 2007.
For the six months ended June 30, 2008, the cash flows from financing activities results in net cash provided by financing activities of $264,000. The proceeds were derived from sale of the Company’s common stock in private placements transactions and from the exercise of stock options totaling $66,000. The Company also received $85,000 in proceeds from its line of credit. In addition, the Company also received $113,000 in advance payments from David Vey to fund the OSI litigation. See Note 9 for additional information.
For the six months ended June 30, 2007, the cash flows from financing activities resulted in net cash provided by financing activities of $986,000. Net proceeds of $856,000 were derived from the sale of the Company’s common stock in private placement transactions and from the exercise of stock options. The Company also received $130,000 in proceeds from its line of credit.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,563,000 realized during the six months ended June 30, 2008, the Company incurred substantial losses from operations of approximately $2,580,000 during the year ended December 31, 2007. Also, the Company has negative working capital of $9,517,000 and stockholders’ deficit of $10,285,000 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months and beyond as we continue: (i) our research and development efforts; (ii) expand our marketing and sales activities; (iii) enter into new vertical markets, such as the higher education market; and (iv) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services. Any additional financing may result in the issuance of additional equity securities by us which could cause significant dilution in the equity interests of our current stockholders.

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
During the second quarter of 2008, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

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
Thereunto duly authorized.

SEDONA CORPORATION

DATE: August 14, 2008	/s/ Marco A. Emrich Marco A. Emrich
President and Chief Executive Officer

DATE: August 14, 2008	/s/ Anita M. Primo Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith