Form 10-Q
period 2008-09-30
SEDONA CORP
filed 2008-11-14
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐     NO ☑.
At November 10, 2008, there were 100,640, 172 shares outstanding of the registrant’s common stock, par value $0.001 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40	$49
Accounts receivable, net	715	560
Prepaid expenses and other current assets	5	68

Total current assets	760	677

Accounts receivable, non-current	439	325
Property and equipment, net	15	13
Other non-current assets	3	3

Total non-current assets	457	341

Total assets	$1,217	1,018

Liabilities and stockholders’ deficit
Current liabilities:
Line of credit	$565	$—
Current maturities of long-term debt, net of discount	5,941	8
Accounts payable	582	433
Accrued litigation expenses	460	315
Accrued expenses and other current liabilities	1,982	1,238
Deferred and unearned revenue	1,089	789

Total current liabilities	10,619	2,783

Line of credit	—	405
Long-term debt, less current maturities	600	6,501
Other non-current liabilities	609	74
Deferred and unearned revenue	439	325

Total long-term liabilities	1,648	7,305

Total liabilities	12,267	10,088

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares - 1,000,000
Series A, par value $2.00, Issued and outstanding shares - 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares - 100,640,172 and 97,649,350 in 2008 and 2007, respectively	101	98
Additional paid-in-capital	65,287	64,880
Accumulated deficit	(77,438)	(75,048)

Total stockholders’ deficit	(11,050)	(9,070)

Total liabilities and stockholders’ deficit	$1,217	$1,018

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues:
Product licenses	$94	$167
Services	213	187

Total revenues	307	354

Cost of revenues:
Services	67	82

Total cost of revenues	67	82

Gross profit	240	272

Expenses:
General and administrative	453	290
Litigation expenses	232	66
Sales, marketing and customer services	100	184
Research and development	115	112

Total operating expenses	900	652

Loss from operations	(660)	(380)

Other expense:
Interest expense	(167)	(158)

Total other expense	(167)	(158)

Net loss	(827)	(538)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(857)	$(568)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	100,441,516	95,126,930

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Revenues:
Product licenses	$442	$390
Services	639	594

Total revenues	1,081	984

Cost of revenues:
Services	154	272

Total cost of revenues	154	272

Gross profit	927	712

Expenses:
General and administrative	1,063	965
Litigation expenses	696	243
Sales, marketing and customer services	404	414
Research and development	414	441

Total operating expenses	2,577	2,063

Loss from operations	(1,650)	(1,351)

Other expense:
Interest expense	(493)	(459)
Loss on extinguishment of debt	(247)	—

Total other expense	(740)	(459)

Net loss	(2,390)	(1,810)
Deemed dividends applicable to preferred stockholders	(90)	(90)

Loss applicable to Common Stockholders	$(2,480)	$(1,900)

Basic and diluted net loss per share applicable to common shares	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	99,691,479	92,330,300

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Net cash used in operating activities	$(815)	$(1,566)

Investing activities:
Purchase of equipment	(6)	—

Net cash used in investing activities	(6)	—

Financing activities:
Proceeds from line of credit	160	180
Proceeds from other non-current liabilities	535	65
Proceeds from sale of common stock, net	108	1,302
Proceeds from the exercise of stock options	9	23

Net cash provided by financing activities	812	1,570

Net increase/(decrease) in cash and cash equivalents	(9)	4
Cash and cash equivalents, beginning of period	49	7

Cash and cash equivalents, end of period	$40	$11

Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$18	$2

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be experienced for the year ending December 31, 2008.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $2,390,000, including litigation expenses of approximately $696,000 realized during the nine months ended September 30, 2008, the Company incurred substantial losses from operations of approximately $2,580,000, including litigation legal expenses of approximately $247,000 during the year ended December 31, 2007. Also, the Company has negative working capital of $9,859,000 and stockholders’ deficit of $11,050,000 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company plans to negotiate with its lenders to refinance its current maturities of long-term debt and its revolving line of credit or receive extensions on the maturity dates of the obligations. In addition, the Company will require additional working capital over the next twelve months and beyond as we continue: (i) our research and development efforts; (ii) expand our marketing and sales activities; and (iii) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services.
The Company’s plans include: (i) leveraging existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expanding our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expanding our sales distribution agreements with service organizations for the financial services market; and (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology.
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
Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Accounts payable in the amount of $160,000 and accrued expenses and other current liabilities of $155,000 were reclassified to accrued litigation expenses as of December 31, 2007. In addition, general and administrative expenses in the amount of $66,000 and $243,000 were reclassified to litigation expenses for the three and nine months ended September 30, 2007, respectively. These reclassifications had no effect on the Company’s consolidated net loss or stockholders’ deficit.
Note #2: Property and Equipment
Property and equipment consists of:

	Nine Months Ending	Year Ending
	September 30,	December 31,
	2008	2007

Machinery and equipment	$79	$76
Leasehold improvements	15	15
Purchased software for internal use	34	31

	128	122
Less accumulated depreciation and amortization	113	109

	$15	$13

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the nine months ended September 30, 2008, the Company issued 219,153 shares of its common stock to a consultant in lieu of approximately $38,000 cash compensation for professional services rendered.
Issuance of Stock Pursuant to Employee Stock Purchase Plan:
During the nine months ended September 30, 2008, the Company issued 52,210 shares of its common stock to employees under the Employee Stock Purchase Plan. The contribution was valued at approximately $8,400.
Stock Option Exercises:
During the nine months ended September 30, 2008, 58,791 shares of the Company’s common stock were issued due to the exercise of common stock purchase options. The Company received proceeds of approximately $8,800 related to the option exercises.
Private Placements of Common Stock:
First Quarter
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
Second Quarter
During the three months ended June 30, 2008, the Company issued 408,189 shares of its common stock to accredited investors for private placement transactions. The shares were sold for a total of $50,000, at an average price of $0.12 per share. The terms of the sale provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 per share or greater; or (2) six (6) months from the date of investment have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.50 per share or greater; or (2) twelve (12) months from the date of investment have elapsed. In addition, the Company issued the investors three (3) year warrants to purchase 204,094 shares of common stock at exercise prices ranging from approximately $0.15 to $0.21 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the closing date have elapsed. The Company shall have no call rights on these warrants.
Third Quarter
During the three months ended September 30, 2008, the Company issued 387,770 shares of its common stock to accredited investors for private placement transactions. The shares were sold for a total of $50,000, and an average price of approximately $0.13 per share. The term of the sales provide that one half of the shares shall be restricted from trading until the shares are registered, and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.40 or greater or (2) six months from the closing date have elapsed. The remaining one half of the shares shall be restricted from trading until the shares are registered and the first to occur of the following events: (1) the Company’s common stock trades at a market price of $0.50 per share or greater; or (2) twelve (12) months from the closing date have elapsed. In addition, the Company issued the investor three (3) year warrants to purchase 193,884 shares of common stock at exercise prices of approximately $0.18 per share. The common shares underlying these warrants shall be restricted until registration of the shares is completed and six (6) months from the closing date have elapsed. The Company shall have no call rights on these warrants.
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
Subsequent to September 30, 2008, David Vey loaned the Company $125,000 to be used for working capital. The loan will accrue interest at 8% per year and will be similar to the terms of the Revolving Line of Credit (See Note 7).
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the outstanding series of its Class A Convertible Preferred Stock. Cumulative but undeclared dividends at September 30, 2008 equaled $930,000 or $1.86 per share. To the extent such dividends are declared and paid they will then be reflected appropriately in the Company’s financial statements.

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
For the nine months ended September 30, 2008 and 2007, the Company had significant customers with respect to net revenues as follows:

	September 30, 2008	September 30, 2007
Company A	35%	23%
Company B	—	18%
Company D	—	13%
As of September 30, 2008 and December 31, 2007, the Company had significant customer accounts receivable as follows:

	September 30, 2008	December 31, 2007
Company A	41%	52%
Company C	29%	14%
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note # 5: Earnings Per Share
Earnings Per Share requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the quarter ended September 30, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 12,516,600 shares of common stock, preferred stock and debt convertible into 33,284,834 common shares, and options to purchase 3,755,450 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the quarter ended September 30, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,199,102 shares of common stock, preferred stock and debt convertible into 31,042,737 common shares, and options to purchase 4,317,743 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.
Note # 6: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of November 10, 2008, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.

On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002. The Company alleges that since September 2004, OSI failed to pay royalty payments required under the parties' master software license and services agreement for licensed products and services sold by OSI to its customers. OSI removed the case to federal court and successfully moved for a change in venue from the District Court for the State of Pennsylvania to the District Court for the State of Connecticut. SEDONA filed an amended complaint after the case was transferred to the District Court of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer in with counterclaims asserted against SEDONA for declaratory relief and breach of contract under the agreement. Discovery has been completed and each party has moved for summary judgment. Those motions are currently pending. Trial will be scheduled, if necessary, after the resolution of the pending motions for summary judgment. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter. See Note 9 for a discussion regarding certain financing of the costs of this action.
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note # 7: Revolving Line of Credit
On September 26, 2006, the Company entered into a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors, with a maximum borrowing of $500,000. The maximum borrowing of the revolving line of credit was increased to $565,000, subsequent to September 30, 2008. Advances on the line of credit are subject to the approval of David Vey. The line accrues interest at 8% per year. During the first quarter of 2008, the maturity date of the line was extended to January 1, 2009, at which time all outstanding principal and interest are due. For the nine months ended September 30, 2008, the Company made borrowings totaling $160,000 on the line of credit. The outstanding balance on the revolving line of credit is $565,000 as of September 30, 2008 and $405,000 as of December 31, 2007, respectively.
Note #8: Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Oak Harbor note	$1,040	$1,040
Bridge loan with David Vey	1,214	1,214
Convertible note with David Vey, net of discount of $13 and $45 at September 30, 2008 and December 31, 2007	2,679	2,647
Convertible notes with Rucks & Mitchell	1,600	1,600
Capital lease obligations	8	8

	6,541	6,509
Less current maturities	5,941	8

Long-term debt	$600	$6,501

In addition to the revolving line of credit in Note 7, the Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors. Mr. Vey is a selling shareholder who owns approximately 44% of the Company’s outstanding common stock at September 30, 2008.

David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties, LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The note has a maturity date of May 1, 2009, at which time all outstanding principal and interest is due.
Bridge Loan with David Vey
On October 23, 2006 an Independent Committee of the Board of Directors of the Company recommended to the Board of Directors that certain other outstanding loans from David Vey (“Vey”) to the Company be consolidated pursuant to a single promissory note. These other loans previously bore interest at a rate of eight percent (8%) per year. On November 2, 2006 the Board of Directors approved the issuance of a $1,213,952 promissory note (the “Bridge Note”) to Vey, effective October 23, 2006, evidencing and consolidating certain loans made by Vey to the Company. The principal amount of the Bridge Note reflects the prior loan from Vey to the Company in the principal amount of $1,075,000 as well as interest and certain related expenses. The Bridge Note bears interest at a rate of eight percent (8%) per year on the unpaid principal balance. The maturity date of the note is January 1, 2009, at which time all principal and interest is due.
Convertible Note with David Vey
On October 23, 2006 the Independent Committee of the Board of Directors of the Company also recommended to the Board of Directors that the Company consolidate and extend the term of several convertible promissory notes previously issued by the Company to David Vey, totaling the principal sum of $2,590,000 with accrued interest of $101,263, into a single secured convertible promissory note. On November 2, 2006, the Board of Directors approved such consolidation and extension, to be effective October 23, 2006. An Exchange Agreement dated as of October 23, 2006 was executed by Vey and the Company, which provides for the cancellation of the outstanding convertible promissory notes (the “Old Vey Convertible Notes”) and the issuance and delivery of a single secured convertible promissory note dated as of October 23, 2006 in the principal amount $2,691,263 (the “New Vey Convertible Note”). The Old Vey Convertible Notes contained various maturity dates, which had been previously extended until July 1, 2006, and bore interest at the rate of eight percent (8%) per year. The Old Vey Convertible Notes contained provisions allowing Vey, at his option, to convert all or part of the unpaid principal and accrued but unpaid interest of the Old Vey Convertible Note into shares of the Company’s common stock $0.001 par value per share (the “Shares”) at conversion prices ranging from $0.14 to $0.56 per share. The New Vey Convertible Note has a maturity date of January 1, 2009, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. Vey may, at any time and at his option, elect to convert all or part of the unpaid principal and accrued but unpaid interest of the New Vey Convertible Note into Shares at a conversion price of $0.14 per share (the “Conversion Price”). The number of Shares which would be issuable upon the conversion of the $2,691,263 principal balance of the New Vey Convertible Note is 19,223,309. Accrued and unpaid interest may be paid in cash or, at the election of Vey, in Shares based on the Conversion Price. The Conversion Price is subject to adjustment under certain circumstances. The Company accounted for the exchange of this debt in accordance with EITF Issue No. 06-06 and EITF Issue No. 96-19. Due to the change in conversion prices of the debt, the Company recorded the increase in the fair value of the conversion option, resulting in debt discount which reduced the carrying amount of the obligation by $110,000. The discount is accreted to interest expense over the life of the convertible note.
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
The New Vey Convertible Note further provides that Vey may demand prepayment in full of the outstanding sums due under such note upon the occurrence of either of the following: (i) the Company receives funds from any source (including internal sources such as collections of accounts receivable, as well as any external sources, such as sales of securities) totaling in excess of $3,500,000 after October 23, 2006; or (ii) the Company maintains current cash on hand in excess of $2,000,000 for a period exceeding thirty (30) days.
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
Interest Expense Related to David Vey and Oak Harbor
In addition, during the three and nine months ended September 30, 2008, the Company recorded $112,378 and $329,528, respectively, in interest expense related to various outstanding debt instruments in favor of David Vey and Oak Harbor.
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
The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of September 30, 2008:

			Principal sum	Accrued interest
Instrument	Payee	Maturity Date	due	at September 30, 2008
Promissory Note dated as of August 17, 2006	Oak Harbor Investment Properties, LLC	May 1, 2009	$1,040,402	$179,180
Secured Convertible Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$2,691,263	$423,426
Promissory Note dated as of October 23, 2006	David Vey	January 1, 2009	$1,213,952	$190,995
Revolving Promissory Note (“Line of Credit”) dated as of September 27, 2006	David Vey	January 1, 2009	$565,000	$59,183
Rucks and Mitchell
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 shall mature and are payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrants range from $0.30 to $0.35 per share.

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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of September 30, 2008, included in other non-current liabilities are advances received in the approximate amount of $609,000 under this agreement. As of September 30, 2008, included in accrued expenses and other current liabilities is accrued interest related to these notes of approximately $18,000.
The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and may exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates; however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.
Note # 10: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $6,363 and $10,983 respectively, for share-based payments for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, the total expense impact of the non-vested awards is $9,574 and will be recognized over a weighted-average period of 2.09 years.

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
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between January 2009 and May 2017. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options

Stock Options:
Outstanding at December 31, 2007	4,317,743	$0.54	3.56	—
Canceled or expired	(503,502)	0.28	—	—
Granted	—	—	—	—
Exercised	(58,791)	0.15	—	—
Outstanding at September 30, 2008	3,755,450	0.58	2.65	—
Exercisable at September 30, 2008	3,665,450	0.59	2.62	—
The following table summarizes information about stock options outstanding at
September 30, 2008:

		Ranges		Total
Range of exercise prices	$0.15 to $1.05	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	3,262,450	415,000	78,000	3,755,450
Weighted average remaining contractual life (years)	4.05	0.99	1.28	2.65
Weighted average exercise price	$0.35	$1.86	$3.15	$0.58
Exercisable	3,172,450	415,000	78,000	3,665,450
Weighted average exercise price	$0.36	$1.86	$3.15	$0.59

Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.1488 to $2.50 per share and expiring between October 2008 and March 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants

Warrants:
Outstanding at December 31, 2007	9,796,845	$0.76	1.51	—
Canceled or expired	(456,000)	1.77	—	—
Granted	3,175,755	0.28	2.37	—
Outstanding at September 30, 2008	12,516,600	0.61	1.11	—
Exercisable at September 30, 2008	12,328,785	0.59	1.12	—
The following table summarizes information about common stock warrants outstanding at September 30, 2008:

	Ranges			Total
Range of exercise prices	$0.1488 to $1.21	$1.53 to $2.25	$2.50	$0.1488 to $2.50

Outstanding	11,039,600	1,303,000	174,000	12,516,600
Weighted average remaining contractual life (years)	1.54	0.52	0.25	1.11
Weighted average exercise price	0.39	2.15	2.50	0.61
Exercisable	10,950,635	1,303,000	75,150	12,328,785
Weighted average exercise price	0.57	2.15	2.50	0.59
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007: no dividends paid for all years; average expected volatility range from 71.1% to 90% for 2007; risk-free interest rates of 4.55% to 4.98% for 2007, expected terms of 3.0 years for 2007. No assumptions are listed for 2008 as no options have been issued during the quarter ended September 30, 2008.
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
Note # 12: Contingencies
Effective September 17, 2008, Marco Emrich resigned his position as Chief Executive Officer, President, and Director of the Company. The Company is currently negotiating the terms of a separation agreement with Mr. Emrich and has accrued certain compensation related to outcome of this matter.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
See Consolidated Financial Statements beginning on page 4.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
SEDONA is a financial services application and services provider that develops and markets web-based, vertical CRM/MRM solutions. The Company has strategically targeted small to mid-size financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. The Company’s CRM/MRM application solution, Intarsia®, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.
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
In 2007, the Company expanded its sales distribution channel by entering into the higher education market. The Company is currently evaluating the market potential of this vertical, and is deferring wide-spread marketing efforts, until the analysis of the market opportunity is complete.
During the third quarter of 2008, the Company announced that NE PA Community Federal Credit Union selected SEDONA’s Intarsia as their MRM solution. NE PA Community Federal Credit Union is based in Stroudsburg, PA.
In addition, Post Office Employees Credit Union also selected Intarsia, SEDONA’s MRM technology and services solution. Post Office Employees Credit Union is headquarted in Metairie, Louisiana.
Recent Developments:
Appointment of Interim President and CEO
Effective September 18, 2008, the Company appointed Scott C. Edelman as the interim Chief Executive Officer and President of the Company. Mr. Edelman has served as the Co-Chairman of the Board since May 2007 and as a Director of the Company since August 2004. Mr. Edelman replaced Marco A. Emrich who resigned from his position as Chief Executive Officer, President, and Director of the Company effective September 17, 2008.
Mr. Edelman and the Company entered into a three month consulting agreement effective September 18, 2008 and expiring December 18, 2008. Under the agreement, Mr. Edelman’s duties include but are not limited to: (1) directing the day to day management of the Company; (2) formulating and executing the Company’s business strategy; (3) providing senior level counsel as to the business and operations of the Company; (4) representing the Company in relationships and business dealings within the financial services industry and other markets pursued by the Company; and (5) supporting the activities of the Board of Directors.
Mr. Edelman will receive compensation of $60,000 under the consulting engagement. In addition, the Company will reimburse Mr. Edelman for COBRA health insurance premiums, not to exceed $1,200 per month, during the term of the consulting engagement. (See Exhibit 10.112)
The Company plans to negotiate terms of a definitive employment agreement with Mr. Edelman upon the conclusion of the present consulting agreement.

Resignation of Marco Emrich
As noted above, effective September 17, 2008, Marco Emrich resigned his position as Chief Executive Officer, President, and Director of the Company. The Company is currently negotiating the terms of a separation agreement with Mr. Emrich and has accrued certain compensation related to outcome of this matter.
Current Economic Environment
With the recent turmoil in the financial markets, many banks and credits unions have suffered tremendously. However, we do not believe that the recent turmoil has had a material impact on our business or results of operations during the third quarter of 2008. We also do not presently anticipate that the recent turmoil will materially impact our results of operations for the fiscal year ending December 31, 2008. In fact, it is possible that our target market segment may find the functionality of our CRM/MRM software to be beneficial in coping with the current economic environment.
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
Product License Revenue
The Company primarily utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on percentages of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed with an end-user and monies are owed to SEDONA from the distribution partner.
In addition, the Company also sells directly to banks and credit unions. The related license fees are recognized as revenue by SEDONA when the Company receives written acknowledgement from its customer that it has received and accepted the software.
As of September 30, 2008, the Company had recorded a total of approximately $697,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’s ASP/SaaS contracts that will be recognized ratably over the contract terms. This represents a 40% annual increase over the approximately $499,000 reported as of September 30, 2007.
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
Services Revenue
Services revenue includes revenue from professional services (primarily installation and training services) and maintenance revenue. Installation service revenue is earned from implementation planning, hardware and software set-up, data integration including data aggregation, conversion, cleansing and analysis, and testing and quality assurance, which are accounted for as a separate element of a software arrangement.
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
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the three and nine months ended September 30, 2008 and September 30, 2007 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three and nine months ended September 30, 2008 and 2007.
Total Revenues
Revenues for the three months ended September 30, 2008 and 2007 were $307,000 and $354,000, respectively. Revenue from license fees and royalties totaled $94,000 and $167,000 in the three months ended September 30, 2008 and 2007, respectively. The amount of license and services revenues that are recorded in a quarter is dependent upon many variables, including the size, complexity and delivery requirements of the transactions. For example, from time to time, we may enter into license and services contracts which are significantly higher than average. Revenues from license fees and royalties decreased due to a decline in the number of indirect license sales completed during the quarter as compared to same period in 2007. The decline in license fees was offset by an increase in royalty fees from our distribution partners’ ASP/SaaS contracts. The Company does not believe that the decline in license revenue was a result of turmoil in the current economic environment.
During the three months ended September 30, 2008, the Company recognized a $26,000 increase in services revenue. Services revenues totaled $213,000 for the three months ended September 30, 2008, compared to $187,000 during the same three months in 2007. The increase in services revenue was primarily due to growth in recurring maintenance revenue from our client base.
For the nine months ended September 30, 2008 and 2007, revenues were $1,081,000 and $984,000, respectively. Revenue from license fees increased to $442,000 from $390,000 for the nine months ended September 30, 2008 and 2007, respectively, due to additional direct license sales year over year. Service fee revenue increased to $639,000 for the nine months ended September 30, 2008 compared to $594,000 reported for the same period in 2007. The increase in revenue is attributable to increases in professional services and maintenance from the Company’s expanding customer base.
Cost of Revenues; Gross Profit
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support and installation services. These services are typically billed on a time and materials basis.
As a percentage of services revenue, cost of sales related to services was 31% of service revenue or $67,000 for the three months ended September 30, 2008. In comparison, cost of sales equaled 44% of service revenue or $82,000, for the three months ended September 30, 2007. The stability of the current version of our CRM/MRM application as well as efficiencies in delivering our services resulted in lower cost of services revenue.
For the three months ended September 30, 2008, the Company reported a gross profit of $240,000 or 78% of total revenue compared to the three months ended September 30, 2007, in which the Company reported a gross profit of $272,000 or 77% of total revenue due to the changes in revenues and cost of revenues explained above.
For the nine months ended September 30, 2008, cost of sales related to services was 24% of service revenue or $154,000. In comparison, cost of sales equaled 46% of service revenue or $272,000, for the nine months ended September 30, 2007. Again, the stability of the current version of our CRM/MRM application as well as efficiencies in delivering our services resulted in lower cost of service revenue.
For the nine months ended September 30, 2008, the Company reported a gross profit of $927,000 or 86% of total revenue compared to the nine months ended September 30, 2007, in which the Company reported a gross profit of $712,000, or 72% of total revenue due to the changes in revenues and cost of revenues explained above.
Operations
Total operating expenses increased 38% to $900,000 in the three months ended September 30, 2008, compared to $652,000 reported in the three months ended September 30, 2007. The increase in operating expenses is specifically attributable to the litigation expenses related to the civil action lawsuit filed against OSI on September 28, 2006 alleging a violation of a software license agreement entered into between the parties (See Note #6 Litigation). Litigation expenses totaled $232,000 for the three months ended September 30, 2008, compared to $66,000 for the same three months of 2007. The increase in litigation expenses is for additional preparation as the OSI case approaches a tentative trial date. Litigation fees and expenses incurred by the Company have been funded through an agreement with Vey Associates (See Note #9, David Vey and OSI). In addition, the Company recorded compensation and benefits expenses of approximately $143,000 related to the resignation of Marco Emrich, the Company’s former President and CEO.

For the three months ended September 30, 2008, the Company’s general and administrative expenses increased 56% or $163,000 compared to the three months ended September 30, 2007 primarily due to the timing of fees incurred for tax related services, additional salary and wages for part-time employees and accrued compensation and benefits expense related to the resignation of the Company’s former President and CEO. For the three months ended September 30, 2008, sales, marketing and customer service expenses decreased by 46% or $84,000 compared to the three months ended September 30, 2007. The decrease in expenses was a result of staffing changes in customer service and sales. The Company currently anticipates increasing staffing for the sales and support functions to maximize sales opportunities within the financial services market. Research and development expenses remained constant for the three months ended September 30, 2008 and 2007.
For the nine months ended September 30, 2008, total operating expenses increased 25% or $514,000 to $2,577,000 compared to $2,063,000 reported for the nine months ended September 30, 2007. As reported above, the increase in operating expenses is mainly attributable to an increase in litigation expenses. For the nine months ended September 30, 2008, litigation expenses totaled $696,000 compared to $243,000 reported for the nine months ended September 30, 2007. In addition, the Company recorded compensation and benefits expenses of approximately $143,000 related to the resignation of Marco Emrich, the Company’s former President and CEO.
For the nine months ended September 30, 2008, the Company’s general and administrative expenses have increased 10% or $98,000 compared to the nine months ended September 30, 2007. The increase is primarily attributable to the additional compensation and benefits expenses accrued related the resignation of the Company’s former President and CEO. The increase is offset by lower legal fees associated with the decrease in the number of private placements transactions and debt restructuring transactions. Sales, marketing and customer service expenses decreased by 2% or $10,000 primarily due to savings in staffing costs. Research and development expenses have decreased by 6% or $27,000 also due to savings in staffing cost.
As of September 30, 2008, the Company had 10 full-time employees and 1 part-time employee. In addition, the Company hires consultants where applicable to augment its staffing needs. As of September 30, 2008, the Company had 6 consultants engaged in various duties throughout the organization.
Other Expenses
Total interest expense for the three months ended September 30, 2008 increased to $167,000 compared to $158,000 reported in the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest expense increased to $493,000 compared to $459,000 reported in the nine months ended September 30, 2007. The increases reflect additional interest expense incurred on notes issued in favor of David Vey, as fully explained in Note 8 of the accompanying financial statements.

In addition, as fully explained in Note 8, effective March 6, 2008, the Company modified the terms of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks. Under the revised agreements, Williams Rucks (“the Investor”) was granted one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant expires in March 2012. This modification replaces the embedded derivative instrument contained in the original agreement that granted Rucks one (1) four-year warrant for every two (2) shares able to be converted. In accordance with EITF 96-19, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrants were included in determining the debt extinguishment loss to be recognized. As a result, the fair value of the 2,777,777 warrants equaled $247,000. The Company accounted for the fair value as a loss on extinguishment of debt for the nine months ended September 30, 2008.
Liquidity and Capital Resources
At September 30, 2008, cash and cash equivalents decreased to $40,000 compared to the December 31, 2007 amount of $49,000. For the nine months ended September 30, 2008, the cash flows from operating activities resulted in a net use of cash of $815,000 compared to $1,566,000 for the nine months ended September 30, 2007. The change in the use of cash was primarily due to an increase in the Company’s net loss from operations which included an increase in litigation related legal expenses and increases in accounts payable and other liabilities.
OSI litigation expenses incurred by the Company have been funded under an agreement with Vey Associates. Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of September 30, 2008, included in other non-current liabilities are advances received in the approximate amount of $609,000 under this agreement. As of September 30, 2008, included in accrued expenses and other current liabilities is accrued interest related to these notes of approximately $18,000.
The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and that the amount of such expenses may exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates; however, there can be assurance that Vey Associates will agree to advance funds in excess of the $750,000 limit.
For the nine month ended September 30, 2008, accrued expenses and other current liabilities increased 60% of $744,000. The increase is primarily related to $441,000 in accrued interest due on the Company’s debt obligations. The Company also recorded severance pay for Marco Emrich and Dean Bobrowski, the former, Vice President of Sales. In addition, as of September 30, 2008, the Company had approximately $109,000 of accrued payroll obligations past due to certain current management employees which was fully satisfied on October 1, 2008.
For the nine months ended September 30, 2008, accrued expenses and other current liabilities increased 60% or $744,000. The increase is primarily related to $441,000 in accrued interest due on the Company’s debt obligations. The Company also recorded severance pay related to the separation agreements for Marco Emrich and Dean Bobrowski, the former, Vice President of Sales. In addition, as of September 30, 2008, the Company had approximately $109,000 of accrued payroll obligations due to certain current management employees which was fully satisfied on October 1, 2008.
For the nine months ended September 30, 2008, the cash flows from financing activities resulted in net cash provided by financing activities of $812,000. The proceeds were derived from sale of the Company’s common stock in private placements transactions and from the exercise of stock options totaling $117,000. The Company also received $160,000 in proceeds from its line of credit. In addition, the Company received $535,000 in advance payments from David Vey to fund the OSI litigation expenses.
For the nine months ended September 30, 2007, the cash flows from financing activities resulted in net cash provided by financing activities of $1,570,000. Net proceeds of $1,325,000 were derived from the sale of the Company’s common stock in private placement transactions and from the exercise of stock options. The Company also received $180,000 in proceeds from its line of credit. In addition, the Company received $65,000 in advance payments from David Vey to fund the OSI litigation.
For the nine months ended September 30, 2008, net use of cash from investing activities totaled $6,000 for the purchase of new office equipment and software. There were no investing activities for the nine months ended September 30, 2007.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $2,390,000, including litigation expenses of approximately $696,000 realized during the nine months ended September 30, 2008, the Company incurred substantial losses from operations of approximately $2,580,000, including litigation legal expenses of approximately $247,000 during the year ended December 31, 2007. Also, the Company has negative working capital of $9,859,000 and stockholders’ deficit of $11,050,000 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company plans to negotiate with its lenders to refinance its current maturities of long-term debt obligations and its revolving line of credit or receive extensions on the maturity dates of the obligations. In additions, the Company will require additional working capital over the next twelve months and beyond as we continue: (i) our research and development efforts; (ii) expand our marketing and sales activities; and (iii) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services.
The Company’s plans include: (i) leveraging existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expanding our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expanding our sales distribution agreements with service organizations for the financial services market; and (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology.
The Company plans to pursue additional fundraising activities with existing and potential new investors, including raising additional capital through public or private sale of equity or debt securities, debt financing, short-term loans, or a combination of the foregoing and possibly other collaborative agreements with our distribution partners. There can be no assurances that the Company will succeed in its plan to obtain any such financing or that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to the Company and our stockholders. In addition, if we raise additional funds through the issuance of equity securities, dilution to our existing shareholders would likely result.

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
During the third quarter of 2008, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings — None not previously reported.
Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds — None not previously reported.
Item 3 — Default Upon Senior Securities — None
Item 4 — Submission of Matters to a Vote of Security Holders:
At the Company’s Annual Meeting of Stockholders held on September 18, 2008, the Shareholders of the Company elected the following directors to the Board to serve for the ensuing year until their successors are elected and qualified.
The voting results for the election of directors were as follows:

Name	For	Withheld
David R. Vey	82,180,288	427,140
Scott C. Edelman	82,178,688	428,740
Marco A. Emrich**	81,635,806	971,622
Jack A. Pellicci	82,174,130	433,298
Roger W. Scearce	82,153,861	453,567
David C. Bluestone	82,179,588	427,840

**	Effective September 17, 2008, Marco Emrich declined to stand for re-election to the Board and tendered his resignation as Chief Executive Officer, President and Director of SEDONA Corporation. The Board of Directors accepted his resignation.
Item 5 — Other Information
Item 6 — Exhibits

Exhibit 10.112*-	Consulting Agreement between the Company and Scott Edelman

Exhibit 31.1* -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* -	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* -	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Thereunto duly authorized.

SEDONA CORPORATION

DATE: November 14, 2008	/s/ Scott C. Edelman

Scott C. Edelman
President and Chief Executive Officer

DATE: November 14, 2008	/s/ Anita M. Primo

Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.112*	Consulting Agreement between the Company and Scott Edelman

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith