Form 10-K
period 2008-12-31
SEDONA CORP
filed 2009-04-16
CIK 764843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $.001 per share

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The Registrant’s revenues for its most recent fiscal year total $1,395,000.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price as reported on OTCBB system as of June 30, 2008 was $11,446,651.
The number of shares of the Registrant’s common stock, $.001 par value per share (“common stock”) issued and outstanding as of April 14, 2009 was 102,047,472 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “may”, “will”, “should”, “could”, “would”, “plan”, “estimates”, “projects”, “predicts”, “potential”, “believes”, “anticipates”, “intends”, “expects” or similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of SEDONA® Corporation (the “Company”, “SEDONA Corp.”, “SEDONA”, “we”, “us” or “our”) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. The Company’s revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on strategic relationships, ability to raise additional capital, ability to attract and retain qualified personnel, customer acquisition and retention and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS
Overview
SEDONA® Corporation (OTCBB: SDNA) (“SEDONA” or the “Company”) is the developer and distributor of SEDONA CRM/MRM®, (formerly known as Intarsia CRM/MRM®) a software application and services business which provides web-based, vertical Customer/Member Relationship Management (CRM/MRM) solutions to small to mid-sized businesses (SMBs).
The Company has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. Our customers are both end-user organizations and banking and credit union software application and service solution providers that in turn support small to mid-sized banks and credit unions.
SEDONA CRM/MRM enables financial institutions to increase the profitability of their customer and member portfolio. With its state-of-the-art technology and flexible licensing options, SEDONA CRM can help increase overall sales and client retention while reducing expenses often incurred with having to purchase multiple solutions in order to gain a complete CRM solution set. The system can be implemented within weeks, not months, to assist in delivering a rapid return on investment which helps enhance overall shareholder value to both the financial services institution and partner solution providers.
SEDONA believes that the key to selling CRM/MRM successfully is finding a solution that not only meets the organization’s unique industry, business, and budget requirements, but also provides the organization with proven technology and services that can be cost effectively integrated into its business.
The current economic climate brings a growing opportunity for CRM application solutions as banks and credit unions place increasing emphasis on effectively managing the relationship of, and interaction with, their clients. As a significant segment of the overall SMB market, small and mid-sized financial services organizations have identified CRM as a strategic initiative to improve customer retention and profitability rates. These organizations see CRM as a competitive weapon in an industry dominated by large national and international companies with greater resources, services and advertising power. We have chosen to strategically market our CRM application solution to these small to mid-sized financial services organizations.
Unlike most traditional, general-purpose CRM applications, SEDONA CRM/MRM is a customer relationship management application solution specifically designed and priced to meet the needs of financial institutions with multiple lines-of-business across several vertical industries. SEDONA CRM/MRM provides small to mid-sized financial services organizations with a complete view of their customers’ relationships and interactions. This information enables them to gain knowledge about their customers’ preferences, needs and characteristics, and build the appropriate strategies to more effectively target the right products, to the right people, at the right time. SEDONA CRM/MRM assists those organizations to effectively identify, acquire, foster and maintain loyal, profitable customers.
SEDONA CRM/MRM is designed for deployment in either an In-house or Software as a Service (SaaS) environment. The SaaS model is especially attractive for small to mid-sized financial services organizations that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM/MRM.
In 2007, the Company expanded its sales distribution channel by entering into the higher education market. In 2008, the Company made the decision to defer wide-spread marketing efforts of this product and focus on delivering CRM/MRM to the financial services market. The Company plans to reevaluate the market opportunity for this vertical in the latter part of fiscal year 2009.

Item 1.	Business (continued)
In February 2009, the Company elected to change the name of its CRM/MRM product from Intarsia to SEDONA CRM/MRM. The Company believes that SEDONA CRM/MRM provides greater brand recognition.
The Company was incorporated in 1992 as Scan Graphics, Inc., a manufacturer of peripheral scanning equipment and geographical information systems software. In late 1999, the Company changed its name to SEDONA Corporation and ceased engaging in its original business. Instead, the Company focused its efforts on the development of SEDONA CRM/MRM and the related services business.
The Company’s principal office is located at 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania, 19406. The Company has a software delivery facility in Plymouth, MN. The Company’s principal website address is www.sedonacorp.com.
Additional Information
Copies of the Company’s Form 10-K, 10-Q, 8-K reports, proxy and information statements, and other information with the SEC, and all amendments to these filings, may be obtained free of charge from the Company’s website at www.sedonacorp.com, as soon as reasonably practicable following the filing of any of these reports with the SEC. Copies may also be obtained free of charge by contacting the Company’s Investor Relations department at investorinfo@sedonacorp.com. In addition, copies may be obtained via the SEC’s internet website, www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
Description of Business Strategy
SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM solutions to small and mid-sized businesses. The Company has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. The Company’s CRM/MRM application solution, SEDONA CRM/MRM, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.
Beginning in December 2008, SEDONA added sales and marketing personnel to the organization to enhance the direct distribution of SEDONA CRM to the financial services industry. In addition, SEDONA has also retained an indirect distribution channel strategy whereby the Company licenses its technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a stand-alone offering.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv Solutions, Inc.; Open Solutions, Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott; CU ink.
Subsequent to December 31, 2008, the Company announced that it had entered into a reseller agreement with Share One, Inc. to deliver member relationship application and services to their clients. Share One is headquartered in Memphis, TN and has provided technology solutions for credit unions for over 30 years. Share One currently serves over 60 credit unions nationwide with credit unions ranging in size from 2,000 to 95,000 members with approximately $2 billion in total assets.
SEDONA continues to work to broaden its direct and indirect distribution channels and expand its market penetration within financial services. The Company’s plans include: (i) pursuing direct sales opportunities; (ii) enhancing its indirect sales channel by aligning OEM agreements with core systems providers; (iii) expanding its image through association trade shows, leveraging existing industry-specific associations’ sponsorships and expanding its networking with service organizations for the financial services market; and (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology.
The Company’s product license revenues currently consist of license fees from in-house sales by either the Company or from businesses with whom the Company has entered into distribution arrangements (distribution partners); or multi-year, monthly subscription license fees from SaaS deployments by its distribution partners. Services revenues are derived from professional services fees, including, but not limited to, set-up and installation fees and training fees; and annual maintenance fees. The Company is not an application services provider; however, SEDONA CRM/MRM can be deployed in a services environment through the Company’s distribution partners. During 2008, 57% of SEDONA’s license revenues were derived from in-house licensing and 43% were derived from subscription fees on SaaS deployments. Comparatively, during 2007, 62% of the Company’s license revenues were derived from in-house license sales and 38% were derived from subscription fees on SaaS deployments.

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
In September 2008, SEDONA appointed Scott Edelman, as interim President and Chief Executive Officer. Under Mr. Edelman’s leadership, the Company has hired new direct sales teams and adopted a new marketing strategy. As part of SEDONA’s 2009 business plan, a new website has been developed and was launched in February 2009. Some of the new website features, available at www.sedonacorp.com, include:
•	A comprehensive overview of the robust SEDONA CRM/MRM technology along with features, benefits and a quick contact form for a personalized demo;

•	Description, features and benefits of SEDONA’s professional services designed to enhance customer marketing, revenue and profit metrics;

•	Resources, white papers, and frequently asked questions detailing SEDONA’s technology and professional services;

•	Partner endorsements, customer testimonials and case studies;

•	Announcements of upcoming corporate events and developments; and

•	Relevant industry articles and information
Additionally, the Company is expanding its brand awareness by attending several bank and credit union association tradeshows and education events. The Company also launched a series of nine web-based seminars for financial institutions geared to providing banks and credit unions with practical strategies to maximize customer/member retention, acquisition and profitability as well as improve marketing ROI and gain process efficiencies.
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

Recent 2009 studies predict that the North America SMB markets for application and software and services will grow to a $35 billion market by 2013, with a compound annual growth rate (CAGR) of 6% in the next five years.

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

TOTAL ASSET VALUE	< $100M	$100M - $300M	$300M - $500M	$500M - $1B	$1B - $3B	$3B - $10B	> $10B
COMMUNITY & REGIONAL BANKS	3,131	2,921	856	721	410	151	115
CREDIT UNIONS	8,688	729	192	182	113	24	7
TOTAL NUMBER OF INSTITUTIONS	11,819	3,650	1,048	903	523	175	122
Source: FDIC & National Credit Union Association — February 2009

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
Following the economic downturn in 2008, the Company is cautiously optimistic about the utility and necessity of our CRM/MRM products. The Company believes that the current economic crisis did not have a material adverse effect on the implementation of our business plans to date. In today’s environment, customer relationship management is of heightened importance to financial institutions, assisting them in efficiently and effectively managing relationships with their clients. However, if economic problems become magnified among our customer base, it could become more difficult for our customers to afford our products. We are continuing to monitor the situation and are in constant contact with our partners and customers. No prediction can be made as to whether the ongoing financial crisis will have a material adverse effect on the results of future operations.
•	Removing the barriers to purchasing and maintaining a CRM/MRM system

SEDONA’s technology is designed to provide prospective customers and distribution partners with an effective deployment of an enterprise business application in either an “in-house” or “software as a service” (SaaS) environment.

The SaaS model is especially attractive for financial institutions that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM/MRM.

The SaaS model provides financial institutions with an immediately available, fully integrated system, including all of the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, for an affordable, fixed monthly subscription fee.

The distinctive features of the SaaS model make it attractive to current and future OEM and reseller partners because it:

Shortens the sales cycle by greatly reducing the financial barriers — software, hardware and “people-ware” costs — and the resource requirements on a customer’s existing IT organization;

Builds a recurring revenue stream, as the solution can immediately be made available to an existing customer base with a low monthly fee to stimulate volume deployment;

Generates new revenue opportunities through the upgrade of new integration and training services as well as software upgrades; and

Assists in achieving a positive return on investment more rapidly than traditional software licensing. The immediate availability of the application enables organizations to capitalize on its benefits right away.

•	Marketing unique proprietary solution to target markets through multiple sales distribution channels

Having strategically targeted a key segment of the vast CRM/MRM market and designed and priced its CRM/MRM application solution accordingly, SEDONA’s sales strategy is to capture a share of the small to mid-sized financial services market using multiple direct and indirect sales distribution channels and innovative marketing programs to garner awareness and market leadership.
•	Direct Sales Distribution Channel

The Company has established a direct sales channel to promote and sell SEDONA CRM/MRM directly to the small to mid-sized banking and credit union markets. SEDONA is targeting community and regional financial institutions that run banking

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
and credit union core systems other than the ones provided by the Company’s current distribution partners.

•	Indirect Sales Distribution Channel

SEDONA has signed several OEM and reseller agreements with leading software and services providers for the financial services market. Reseller agreements generally range from three to five years in term, with OEM agreements generally ranging beyond five years terms. Under the agreements with its current distribution partners, the
Company receives license fees and annual maintenance fees for every in-house sale of its CRM/MRM technology, as well as multi-year, monthly subscription fees for every sale in a SaaS environment. These fees are paid to SEDONA whether SEDONA’s distribution partners sell SEDONA’s CRM/MRM technology as a component of their partner’s total solution or as a stand-alone offering.

The solution achieved by branding and integrating SEDONA’s CRM/MRM technology into its distribution partners’ core business applications, combined with their marketing strengths, broad distribution channels and strong reputations, provides financial institutions with the opportunity to enjoy all the benefits of implementing an enterprise-wide CRM/MRM application.
•	Staying in the forefront of CRM/MRM technology

SEDONA CRM provides banks and credit unions with a comprehensive customer relationship management solution that is tightly integrated with their business processes and back-end systems. It enables them to optimize their return on customer relationships by personalizing the management and interaction with their customers and ensuring that the sales and marketing efforts are strategically aligned toward increasing company profitability.

Exploiting the ubiquity of the internet, SEDONA CRM’s comprehensive set of components provides financial institutions with a robust set of marketing analytics and operational CRM capabilities necessary to:
•	Have a 360° view of the customer by integrating the front, back and mobile offices into one comprehensive database of information about customers and prospects.

•	Analyze customer and prospect data, enabling financial services organizations to manage critical business performance such as profitability of customers, (accounts, members and policy holders), personnel, households and products.

•	Measure the effectiveness of the organization’s lead generation and marketing campaigns and ensure timely follow-up of referrals, customer requests and sales leads.

•	Improve coordination and communication between financial services organizations and their customers, enhancing the ability to deliver effective service and improve organizational productivity.

•	Automate business processes that may be critical for the effective management and monitoring of the relationships and interactions with customers at the financial services organizations.
SEDONA CRM seamlessly enhances the bank or credit union customer and prospect data with user demographics, behaviors, interests and preferences information provided by third-party content management suppliers or personal interactions. This enhanced data is then analyzed to

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
create timely and precise information on demand. This information is used by all of SEDONA CRM’s components in order to enable the organization to:
•	Create “look-a-like” models to effectively identify prospects that share the same characteristics as their organization’s best customers, increasing the institution’s ability to acquire new customers.

•	Help predict customer retention and make profitable cross-sell (next best product) recommendations.

•	Generate alerts and automated processes to deal with critical changes in customer status or other business indicators.

•	Develop personalized sales, marketing and services programs aimed at retaining the financial services organization’s most profitable customers and turning unprofitable customers into profitable ones.
All this functionality is available to SEDONA CRM users via a standard web browser, over a wire line or wireless network, enabling both front and back office personnel to have consistent and timely information about customers and prospects. With mobile device usage on the rise, this capability will be increasingly critical as users become less tethered to an office location, be they traveling, working at home, or conducting meetings at customers’ sites.
Research & Development
The main strategy of SEDONA’s research and development activities is to provide high-quality, high-value products and support services in a consistent and predictable manner, as follows:
•	Promote and cultivate a culture of team-based development:

The Company’s research and development organization is structured into small teams of developers, responsible for the design, development and unit testing of each component of the SEDONA CRM/MRM application solution. Each project team also provides technical assistance to the systems integration group.

•	Create efficient and predictable software development life cycle:

SEDONA utilizes an industry-proven software development process that encourages component reusability and enhances the predictability, timeliness and quality of the overall software process.

SEDONA has adopted the Base Level Integration Plan software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products. This methodology divides the development of sophisticated products into four, pre-defined cycles per year. It also allows the Company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.

Base levels serve as the fundamental planning and execution process that drives the engineering activities for that time period, including the maintenance of existing products and releases, training and education requirements, as well as new product development. This process operates in the context of a development organization where there is a set of small project teams cooperating to build a large, complex software product under the guidance of the Chief Technology Officer.

In addition, SEDONA’s research and development efforts are focused on enhancing the features and functionality of our products. We only provide support to our customers on the then-current version of our software and one prior release. As a result, we do not have to maintain

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
multiple versions of our software which helps to keep our costs for maintenance and support low.
Research and development expenses were $526,000 and $601,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in expenses of $75,000 was the result of a staff reduction in the research and development department due to changes in the development requirements during the first quarter of 2008. The change did not result in any decline in productivity.
Trademarks and Copyrights
SEDONA has obtained copyright and trademark protection for certain of its products and services. The Company has a service mark for a logo design, which was registered with the United States Patent and Trademark Office (USPTO) on July 23, 2002 (Registration No. 2,598,107), a service mark for the word mark, “SEDONA”, which was registered with the USPTO on March 24, 2003 (Registration No. 2,700,294), and a trademark and service mark for the word mark “INTARSIA” which was registered with the USPTO on July 12, 2005 (Registration No. 2,967,355). The Company shares the word mark “INTARSIA” with Intarsia Corporation, who since 2002, has accepted a co-existence agreement with the Company. SEDONA has the exclusive right to use the “Intarsia®” trademark in connection with its CRM/MRM services.
The Company claims and possesses rights in various other trademarks and services marks, and intends to file various additional trademark and service mark applications to register such trademarks and service marks with the USPTO as management deems advisable.
Major Customers
Since one of the Company’s primary sales strategies is to utilize an indirect sales model, i.e., the Company distributes its products through distribution partners, the Company’s revenues are derived from a limited number of partners. Consequently, any partner may account for more than 10% of the total revenue derived during any given year.
License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.
As of December 31, 2008 and 2007, the Company had obtained net revenues from significant customers/OEM distribution partners as follows:

	2008	2007

OEM distribution partner A	29%	33%
As of December 31, 2008 and 2007, the Company had accounts receivable from significant customers/OEM accounts as follows:

	2008	2007

OEM distribution partner A	28%	52%
OEM distribution partner B	45%	14%
Substantially, all of the Company’s revenues are earned from customers in the United States.

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
Backlog
Revenue backlog consists of unfulfilled purchase contracts, service contracts entered into with partners for SaaS services and deferred revenues, primarily for advance royalties and maintenance contracts where revenues are recognized ratably over the life of the contract which typically ranges from 36 to 60 months. As of December 31, 2008, the Company had a deferred revenue backlog of $669,915, substantially all of which is expected to be recognized as revenue in 2009. In addition, as of December 31, 2008, the Company had recorded a total of approximately $751,149 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.
Competition
SEDONA believes that the most important competitive factor, which enables the Company to differentiate itself from the competition, is its focus on delivering a specifically tailored CRM/MRM solution to the financial services market through a sales force with extensive financial services industry knowledge and by partnering with a number of leading core processor providers.
Since core processor providers are responsible for the SMB’s mission-critical business applications and solutions, they have the information required to make the implementation of a CRM/MRM solution viable. Using the core processor providers as a sales, marketing and distribution channel, improves SEDONA’s opportunity to establish itself as a leading provider of CRM/MRM application software and services, as those organizations create a formidable barrier for other CRM/MRM providers to enter the market.
There are additional core processing providers with whom SEDONA is seeking to establish partnerships; the Company anticipates expanding its market presence in this way. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
The Company further believes its competitive advantage in the market is based on the following factors:
•	Marketing and Sales — The Company has an entrenched marketing and sales distribution channel through worldwide OEM partnership with leading core services providers for the financial services market.

•	Technology — The Company’s proven CRM/MRM solution is specifically designed and priced for the financial services market. It is fully integrated with the financial services organization’s core processing systems and designed to support the business processes and data requirements of the multiple lines of business of those organizations

SEDONA CRM uniquely supports multiple lines of business on a single platform. It allows organizations to accurately manage, report, analyze and interact with customers who have portfolios that cross lines of business such as insurance and banking, without a need for multiple servers, separate databases or additional application training.

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
SEDONA CRM includes highly tailorable components such as process management, campaign management, point of service, web-based reporting and a personalized portal for each user. Once installed, SEDONA CRM can be fully configured for each user reflecting his/her own system preferences, portal and dashboard contents, and security access.
The CRM/MRM market has offerings from a variety of providers that focus on sales force automation, call center management, contact management, marketing customer information file systems (MCIF) and other marketing solutions that address certain aspects of the management of customer relationships. The Company’s software solution is unique in that it combines a CRM/MRM application solution tailored for the financial services market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company. SEDONA’s OEM and reseller agreements with leading software and services providers for the SMB market enable the Company to leverage their marketing strengths, broad distribution channels and strong reputations. SEDONA’s direct sales channels coupled with these strategic partnerships provide SEDONA with revenue opportunities and strengthen its competitive position.
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
The Company anticipates additional competition from other established and new companies as the markets for CRM/MRM applications continue to develop. In addition, current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with SEDONA’s competitors. The Company expects that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire a significant market share. The results of increased competition and possible reduction of the Company’s potential market share could materially and adversely affect its business, operating results and financial condition.
Employees
As of March 31, 2009, the Company had 16 employees. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relationships are good.
In addition, the Company hires consultants where applicable to augment its staffing needs.

ITEM 1.	DESCRIPTION OF BUSINESS (continued)
Appointment of Interim President and CEO
Effective September 18, 2008, the Company appointed Scott C. Edelman as the interim Chief Executive Officer and President of the Company. Mr. Edelman has served as the Co-Chairman of the Board since May 2007 and as a Director of the Company since August 2004. Mr. Edelman replaces Marco A. Emrich who resigned from his position as Chief Executive Officer, President, and Director of the Company effective September 17, 2008.
Dependence Upon Key Personnel
The Company is dependent upon certain key members of its management team for the successful operation and development of its business. The loss of the services, of one or more of the Company’s management personnel could materially and adversely affect the operation of the Company.
The Company does not carry key man insurance on its executives.
In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in finance, engineering, professional services, and marketing. There is keen competition for such highly-qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.	DESCRIPTION OF PROPERTY
The Company’s principal offices are located in King of Prussia, PA. In December 2005, the Company entered into a lease for a 4,270 square foot facility to serve as its principal offices. The five (5) year lease commenced on January 1, 2006 and expires December 31, 2010. The initial annual base rent was $68,320 or $16.00 per sq. ft. and has increased $0.50 per sq. ft. in each of the remaining years of the lease. Annual base rent expense for the PA office is projected to be approximately $75,000 in 2009.
The Company has the option to terminate the lease after January 1, 2009, by giving one hundred eighty (180) days prior written notice to the Landlord and paying a sum equal to the unamortized transaction costs incurred in connection with the lease amendment, plus three (3) months rent on the term expiration date.
The Company also has a software delivery and customer care office located in Minnesota. In December 2005, the Company entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The lease commenced January 1, 2006 and expired December 31, 2008. The initial base annual rent was $5,000 per year or $8.42 per sq. ft. plus a yearly escalation charge of three percent (3%).
Effective February 27, 2009, the Company modified its lease for its Minnesota facility. Beginning May 1, 2009, the Company will lease an 894 square foot facility in Plymouth, Minnesota. The Company and landlord agreed to holdover the old lease and allow the Company to remain in its current space from January 1, 2009 to April 30, 2009. The landlord waived any holdover charges and agreed to extend the lease at the expiring rental rates. The new lease will commence on May 1, 2009 and expires April 30, 2011. The initial base annual rent is $7,020 per year or $7.85 per sq. ft. plus an escalation charge of 3.4% annually. The Company shall have the option to renew its lease for two (2) years by providing nine (9) months written notice to the Landlord, prior to the lease expiration. Annual base rent for the Minnesota office is projected to be approximately $6,400 in 2009.
The Company believes its leased properties are adequately insured for any losses.

ITEM 3.	LEGAL PROCEEDINGS
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of March 26, 2009, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002. The Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers. OSI removed the case to federal court and successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the District Court for the District of Connecticut. SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract. Discovery has been completed and each party has moved for summary judgment. Those motions are currently pending. Trial will be scheduled, if necessary, after resolution of the pending motions for summary judgment. On March 24, 2009, the action was remanded to a magistrate judge for a settlement conference between the parties. The settlement conference is currently scheduled for April 17, 2009. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter. See Note 7 to the accompanying financial statements for a discussion regarding financing for the costs of this action.
No actions other than matters involved in the ordinary course of business are currently known by Management and such ordinary course matters are believed by Management not to have material significance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends of the Company’s Common Stock
The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA’s common stock. The common stock has been available for trading on the OTC Bulletin Board under SDNA.OB. The last reported sale price of SEDONA common stock on March 31, 2009 was $0.19 per share. At that time, there were approximately 4,367 holders of record of SEDONA common stock.
The following table reflects high and low bid information for SEDONA’s common stock for the periods specified, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

	High	Low

Year ended December 31, 2007:
Quarter ended March 31, 2007	$0.30	$0.13
Quarter ended June 30, 2007	$0.33	$0.17
Quarter ended Sept. 30, 2007	$0.31	$0.21
Quarter ended December 31, 2007	$0.25	$0.10

Year ended December 31, 2008:
Quarter ended March 31, 2008	$0.17	$0.10
Quarter ended June 30, 2008	$0.25	$0.11
Quarter ended Sept. 30, 2008	$0.19	$0.07
Quarter ended December 31, 2008	$0.13	$0.02
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
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock. Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2008, equaled $960,000 or $1.92 per share compared to at December 31, 2007 which equaled $840,000 or $1.68 per share.
Recent Sales of Unregistered Securities
The Company has effected sales of unregistered securities from time to time during the past three years. Each of these sales has previously been reported in the Company’s periodic filings on Form 10-K, Form 10-KSB, Form 10Q, Form 10-QSB or on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA
This item is not required by smaller reporting companies in its Form 10-K filing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM solutions. The Company has strategically targeted small to mid-sized financial services organizations (SMBs) as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. SEDONA defines the SMB market as any financial services institution with total asset values below $10 billion; however, SEDONA’s technology has and may be sold to institutions whose total asset values exceed $10 billion. The Company’s CRM/MRM application solution enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.
Beginning in December 2008, SEDONA added sales and marketing staff to the organization to enhance the direct distribution of SEDONA CRM to the financial services industry. In addition, SEDONA also retained its indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a stand-alone offering. The Company is not an application service provider (SaaS), however, SEDONA CRM/MRM can be deployed in a SaaS environment through the Company’s distribution partners.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv Solutions, Inc.; Open Solutions, Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott, CU ink and Share One.
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
The following is a discussion and analysis of the Company’s results of operations and financial condition for the years ended December 31, 2008 and December 31, 2007 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2008 and 2007 along with the notes to those financial statements.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Critical Accounting Policies
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Product License Revenue
The Company utilizes both a direct sales model and an indirect sales model whereby it distributes its product through its distribution partners, for which the Company receives royalty payments based on percentages of the license fees charged by the distribution partners. Under the direct sales model, revenue is not recognized until the software is installed. The Company either receives written acceptance from its clients that the software has been installed and has been accepted or provides receipts for the electronic delivery of the software. Under the indirect sales model, royalty fees are recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed with an end-user and monies are owed to SEDONA from the distribution partner.
Revenues from the sale of product licenses are recognized as follows:
•	Persuasive evidence of an arrangement exists, generally by receipt of a signed contract

•	Delivery and acceptance of the software has been received

•	The fee to be paid by the customer is fixed or determinable

•	Collection of the fee is reasonably assured. (Our contracts do not contain general rights of return)
Since SEDONA CRM/MRM can be implemented on the Company’s customers’ systems without significant alterations to the features and the functionality of the software, and without significant interfacing, the Company’s license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using: (a) the ratio in which current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years. Amortization commences when the product is available for general release to customers. The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs. During 2008 and 2007, the Company expensed its software development costs related to the Company’s SEDONA CRM/MRM enterprise business application software because the recoverability of these costs in future periods is uncertain.
The Company periodically reviews the carrying value of both internally developed and purchased software costs for impairment. The Company will record an impairment charge in its operating results if the carrying value exceeds the future estimated undiscounted cash flows of the related assets.
As of December 31, 2004, all software development costs have been fully amortized and the Company has not capitalized any additional costs since that time.
Income Taxes
The Company is taxed as a domestic U.S. Corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based upon the differences between the financial statements and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax assets will not be utilized. In 2007, the Company adopted FASB Interpretation No 48, Accounting for Income Tax Uncertainties- an interpretation of FASB Statement No 109. The adoption of such did not have a significant impact on the Company’s consolidated financial statements. For additional information, see Note 12 to the Consolidated Financial Statements.
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
SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options and warrants, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rates; expected life; expected volatility; and expected dividend rates.
Recent Accounting Pronouncements
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective assuming any acquisitions are consummated after the effective date, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any business combination.
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
SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
SFAS 162
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Total revenues from operations for the years ended December 31, 2008 and 2007 were $1,395,000 and $1,215,000, respectively. The increase of 15% or $180,000 in revenues is explained below.
In 2008, the Company sold more product licenses of its CRM/MRM application than in 2007. Revenues increased in both the direct and indirect sales channels. Revenues from product licenses increased by 22% or $97,000 to $538,000 compared to $441,000 of revenue reported in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Service fee revenues from the Company’s client base increased by 11% or $83,000 to $857,000 compared to $774,000 of revenue reported in 2007. The increase is attributable to greater demand for professional services, training and project support delivered to a larger customer base.
In addition, the Company experienced an increase of 36% or $199,000 in subscription revenues from our distribution partners’ SaaS sales. These sales are recognized ratably over their contract terms which generally range from three to five years. As of December 31, 2008, the Company has recorded a total of approximately $751,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees compared to approximately $552,000 reported as of December 31, 2007.
Cost of Revenues
Cost of revenues includes the cost associated with providing professional services such as data mapping, programming services, training, customer support, installation and consulting services. These services are typically billed on a time and materials basis.
As a percentage of revenue, cost of sales related to services was 28% of revenue or $241,000 for the year ended December 31, 2008. In comparison, cost of sales equaled 42% of revenues or $328,000 in 2007. The stability of our CRM/MRM application as well as efficiencies in delivering our products and services resulted in lower cost of revenues in 2008 as compared to 2007.
Gross Profit
For the year ended December 31, 2008, the Company reported a gross profit of $1,154,000 or 83% of revenue compared to the year ended December 31, 2007, in which the Company reported a gross profit of $887,000, or 73% of revenue due to the changes in revenues and cost of revenues explained above.
Operating Expenses
Operating expenses generally consists of the following:
Sales, marketing and product support
Sales, marketing and product support expenses generally consist of salaries, employee benefits and related expenses for business development activities. We anticipate that our expenditures in this area will grow in future years as we increase our market penetration with new direct sales opportunities and expand the opportunities within our indirect channel through the addition of new partners and resellers.
Sales, marketing and product support cost decreased by $73,000 or 12% to $513,000 in 2008, compared to $586,000 in 2007 due to the reorganization of our sales team, including the termination of our Vice President of Sales in June 2008. The position remained opened through December 31, 2008. To minimize the impact of the termination, the duties of the Vice President of Sales were assumed by other employees within the organization, including the President and CEO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Research and development expenses were $526,000 and $601,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in expenses of $75,000 was the result of a staff reduction in the research and development department due to changes in the development requirements during the first quarter of 2008.
General and Administrative
General and administrative expenses generally consist of salaries, employee benefits and related overhead expenses for executive, financing, accounting and human resource personnel. In addition, major components of these expenses include other corporate expenses such legal, accounting, professional services, insurance and facilities expenses.
General and administrative expenses were $1,281,000 and $1,255,000 for the years ended December 31, 2008 and 2007, respectively. The increase in expenses of $26,000 or 2% was generally attributable to additional compensation and benefits expenses of $64,000 related to the separation agreement between the Company’s former President and Chief Executive Officer. (See Item 11, Employment and Separation Agreements for additional information). In addition, the Company did incur an 18% increase in its employee benefits costs. The Company offset the impact of rising health care costs and separation expenses in other areas such general insurance where it renegotiated its insurance premiums without sacrificing levels of coverage. The Company continues its efforts to monitor its expenses and attain savings, whenever possible.
Litigation Expenses
Litigation expenses related to the OSI case were $1,010,000 and $403,000 for the years ended December 31, 2008 and 2007, respectively. Litigation expenses relate to a civil action lawsuit filed by the Company against Open Solutions Inc. (OSI) for breach of a software license agreement entered into between the parties in May, 2002 (See Item 3. Legal Proceedings for additional information). Litigation expenses have increased from the prior year, as the discovery phase of the litigation was completed in 2008, and each party in the case has moved for summary judgment. Trial will be scheduled, if necessary, after resolution of the pending motions for summary judgment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Non-operating Expenses:
Interest Expense:
In 2008, interest expense increased to $682,000 compared to $622,000 reported in 2007, an increase of $60,000 or 10%. The increase reflects additional interest expense from advances under the line of credit with David Vey and interest on the funded OSI litigation expenses as fully explained in Note 4 of the accompanying financial statements.
Inducement loss on debt conversion
For the year ended December 31, 2008, the Company recorded an inducement loss on debt conversion of $1,299,000 related to the conversion of a portion of the outstanding principal and interest on the debt obligations with David Vey.
As part of David Vey’s debt refinancing transaction on December 31, 2008, Mr. Vey converted principal and accrued interest of his existing outstanding convertible debt in the amount of $1,262,738 into shares of the Company’s common stock at the rate of $0.05 per share, for a total of 25,254,781 shares of common stock. In accordance with SFAS No. 84 (“SFAS 84”), Induced Conversions of Convertible Debt — an amendent of APB Opinion No. 26, due to the reduction of the conversion price from $0.14 per share under the existing debt arrangement to $0.05 per share, the Company recorded a charge of $1,299,000 as an inducement loss upon conversion of the principal and interest on December 31, 2008.
Loss on extinguishment of debt
For the year ended December 31, 2008, the Company recorded a loss on debt extinguishment of $1,156,000 related to the refinancings of its debt obligations with David Vey and William Rucks.
Effective December 31, 2008, the Company modified the terms of its existing debt obligations with David Vey. Under the revised agreement, Mr. Vey was granted one four-year warrant to purchase 12,637,390 shares of the Company’s common stock at an exercise price of $0.05 per share. In accordance with EITF No. 06-6 (“EITF 06-6”), Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments, and EITF No. 96-19 (“EITF 96-19”), Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrant was included in determining the debt extinguishment loss to be recognized. The fair value of the warrant in the amount of $909,000 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.
Effective March 6, 2008, the Company modified the terms of the $1,000,000 in convertible notes payable with William Rucks. Under the revised agreement, Mr. Rucks was granted one four-year warrant to purchase 2,777,777 shares of the Company’s common stock at an exercise price of $0.30 per share. In accordance with EITF 06-6 and EITF 96-19, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrant was included in determining the debt extinguishment loss to be recognized. The fair value of the warrant in the amount of $247,000 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
SEDONA’s operations have been financed through the private placement of equity and short-term notes. In the fiscal year ended December 31, 2008, SEDONA received net proceeds of approximately $393,000 from the sale of shares of common stock and from the borrowings under its line of credit.
For the year ended December 31, 2008, the Company used net cash of $1,097,000 for operating activities compared to $1,725,000 in 2007, a decrease of $628,000 or 36%. The decrease in net cash used in operating activities was primarily driven by a $1,359,000 increase in accounts payable and accrued expenses, specifically, accrued legal expenses related to the litigation with Open Solutions Inc. and an increase in deferred revenue from the prior year in the amount of $242,000, offset by an increase in net loss.
Net cash used in investing activities increased by $6,000 due to the purchase of new property and equipment in 2008. There were no investing activities for the year ended December 31, 2007.
Net cash provided by financing activities decreased by $679,000 to $1,088,000 in 2008, compared to $1,767,000 in 2007. In 2008, the proceeds were derived from $686,000 in payments advanced by David Vey, related to the OSI litigation, plus $285,000 in proceeds from the line of credit and $117,000 from the sale of common stock and exercise of stock options. In comparison, in 2007, the proceeds were principally derived from the sale of $1,490,000 of common stock. In addition in 2007, the Company borrowed $180,000 under its line of credit, received $74,000 in payments advanced by David Vey, related to the OSI litigation, and collected proceeds of $23,000 from the exercise of stock options.
The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and will exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates, however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.
Previously, the Company had issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Effective March 11, 2009, the Oak Harbor Note was extended and has a maturity date of May 15, 2010. The Company will be required to make a principal payment in the amount of $400,000 on November 15, 2009, and the remaining principal of $640,402 and all accrued but unpaid interest will be due on maturity, at May 15, 2010. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year.
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 shall mature and are payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The Company is currently in negotiations with Mr. Rucks to modify the agreement to extend the maturity date of the $1,000,000 in notes payable currently due on January 1, 2009.
As more fully described in Item 13, the Company refinanced its existing debt obligations with David Vey on December 31, 2008. As part of the refinancing, the Company issued Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000. The New Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company will require additional financing in 2009 and has entered into a financing agreement with Vey Associates to borrow up to $2,250,000. The loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Once $1,750,000 of the loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is presently 45,000,000.
Vey Associates had agreed, as previously amended on March 18, 2009, to fund the loan in five (5) installments as follows:
(i)	the first installment on or before December 31, 2008, in the amount of $100,000;

(ii)	the second installment on or before January 15, 2009, in the amount of $300,000;

(iii)	the third installment on or before March 18, 2009, in the amount of $600,000;

(iv)	the fourth installment on or before May 1, 2009 in the amount of $750,000; and

(v)	the fifth installment on or before September 30, 2009 in the amount of $500,000.
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009, (September 30, 2009).
The first installment of this financing agreement was not received until January 2009. There is no outstanding balance on this loan at December 31, 2008.
As of April 14, 2009, the Company has received a total of $750,000 of the $1,000,000 currently due under the amended funding schedule. The Independent Committee of the Board of Directors of the Company is working with the Lender to negotiate a new funding schedule.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence.
For 2008, the Company reported a net loss of $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of its debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions Inc. In addition, the Company had negative working capital of $5,722,000 and a stockholders’ deficit of $7,986,000 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.
Presently, our revenues are not sufficient to meet our operating and capital expenses and as explained above, we have approximately $2,000,000 of convertible and non-convertible debt obligations which become due in 2009. As stated above, there is substantial doubt about our ability to continue as a going concern since the continuation of our business is dependent upon obtaining additional financing (both short and long-term), successful and sufficient market acceptance of our products and achieving a profitable level of operations.
The Company will use any additional financing to: (i) increase our research and development efforts; (ii) expand our marketing and sales activities; (iii) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services; and (iv) repay short-term convertible debt obligations. Any additional financing may result in the issuance of additional equity securities by the Company which could cause significant dilution in the equity interests of our current stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financial Risk Management
From time to time, the Company has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the years ended December 31, 2008 and 2007, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net loss per share assuming dilution. In future periods, the debt may be converted, which may be dilutive and net income per share (assuming dilution) may be reduced.
See Notes 4 and 5 to the accompanying financial statements for additional information with respect to the Company’s long-term debt and convertible preferred stock.
Off-Balance Sheet Arrangements
SEDONA had no off-balance sheet arrangements during 2008 or 2007.
Inflation
Although there can be no assurance that SEDONA’s business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the Company’s results of operations or financial condition during the periods presented herein.

ITEM 8. FINANCIAL STATEMENTS
The Company’s financial statements, and the report of Asher & Company, Ltd, our independent registered public accounting firm, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-K on the pages set forth below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
The audit report of McGladrey on the Company’s consolidated financial statements for the years ended December 31, 2006 and December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that, in their report dated April 17, 2007, McGladrey’s opinion was modified to include a change in accounting principle regarding the method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and an uncertainty about the Company’s ability to continue as a going concern.
During its audit of the fiscal years ended December 31, 2006 and December 31, 2005, and during its review of the subsequent interim period through May 18, 2007, (i) the Company had no disagreements with McGladrey on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which, if not resolved to McGladrey’s satisfaction, would have caused McGladrey to make reference to the matter in their reports, and (ii) there have been no “reportable events,” as defined in Item 304(a)(1) of Regulation S-K.
The Company’s Audit Committee accepted McGladrey’s decision not to stand for re-election as the Company’s independent auditors, effective May 18, 2007.
Effective August 3, 2007, the Company’s audit committee appointed Asher & Company, Ltd. as its new independent accountants, beginning with the review of the quarterly financial data on Form 10-QSB for the quarter ending June 30, 2007.

ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information we are required to disclose in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
In order to monitor compliance with this system of controls, our Board of Directors, which performs the audit committee function for the company, oversees management’s discharge of its financial reporting responsibilities. The Board of Directors meets regularly with SEDONA’s independent registered public accounting firm, Asher & Company, Ltd., and representatives of management to review accounting, auditing, internal control, and financial reporting matters. The Board of Directors is responsible for the engagement of our independent registered public accounting firm. The consolidated financial statements in this Annual Report on Form 10-K have been audited by Asher & Company, Ltd., for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America. Asher & Company, Ltd.’s, report on the financial statements is set forth in “Financial Statements and Schedule” of this Annual Report on Form 10-K.
Our Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to SEDONA and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to Management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
The Management of SEDONA is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America.
The Management of SEDONA also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SEDONA; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of SEDONA; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SEDONA’s assets that could have a material effect on the financial statements.

ITEM 9A. CONTROLS AND PROCEDURES (continued)
Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that SEDONA’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and Chief Financial Officer, our Management evaluated the effectiveness of SEDONA’s internal control over financial reporting as of December 31, 2008. In making this evaluation, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2008, SEDONA’s internal control over financial reporting was effective.
This annual report does not include an attestation report of SEDONA’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SEDONA’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The By-laws provide that the Company have a Board of Directors of not less than three or more than nine directors, with the number of directors to be fixed by the Board from time to time. The number of directors is presently fixed at seven. The Board of Directors currently consists of five directors due to the vacancies created upon the resignation of Victoria V. Looney in February 2008 and March A. Emrich in September 2008.
The Company is currently evaluating whether it is going to fill the vacancies created on the Board of Directors following the resignations.
The following table presents the names and positions of the persons who serve as SEDONA’s directors, executive officers and key employees, their ages as of March 31, 2008, and the length of time they have served in such positions:

Name	Age	Position	Since
David R. Vey	56	Co-Chairman of the Board	2003
Scott C. Edelman	55	Interim President & CEO (2008), Director (2004)	2004
David C. Bluestone	53	Director	2005
Jack A. Pellicci	70	Director	1996
Roger W. Scearce	59	Director	2004
Anita M. Primo	41	Vice President, Chief Financial Officer and Secretary	2003
Timothy A. Rimlinger	45	Vice President (2000), Chief Technology Officer (2003)	2003
All directors hold office until the next Annual Meeting of the Shareholders of the Company and until their successors are elected and qualified.
All officers serve at the discretion of the Board of Directors, subject to the terms of their employment agreements.
Directors, Executive Officers and Control Persons
The business experience, principal occupation and employment of the Company’s Directors, executive officers and Key Employees are as follows:
David R. Vey has served as Chairman of the Board since May 2003 and has been a Director of the Company since March 2003. Mr. Vey founded Vey Development, Inc., a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and has served as President since 1983. Mr. Vey is a managing member in Oak Harbor Investments. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)
Scott C. Edelman was appointed interim Chief Executive Officer and President of the Company, effective September 18, 2008. Mr. Edelman has served as a Director of the Company since August 2004 and Co-Chairman of the Board since his appointment May 9, 2007. Mr. Edelman has over 25 years experience in launching successful small to intermediate size application software companies with various types of direct and indirect channel management strategies. Since July 2002, Mr. Edelman was the President and CEO of CellzDirect, a privately held bioscience company that provides bio/pharmaceutical companies with hepatic cell products and contract laboratory services focused primarily on drug metabolism and toxicology. CellzDirect was sold to Invitrogen Corporation (now Life Technologies) in January 2008 after achieving a 73% compounded annual growth rate for each of its five years since inception. For the preceding 15 years, Mr. Edelman managed, as President or Chief Operating Officer, numerous software company turnaround opportunities including GroupSystems.com (January 1999 to July 2002), ResLink (1996 to 1998), Hotel Information Systems (1993 to 1996), and acted in various senior management capacities for Integral Systems (1987 to 2002). Mr. Edelman is a growth and results-oriented, strategic planner with strong, metric-based operating skills. Repeatedly, Mr. Edelman has demonstrated an ability to meet or exceed shareholder expectations and an ability to secure necessary financing in tough economic times. Mr. Edelman currently serves on the Board of Directors of IntelliCyt in Albuquerque, New Mexico. Mr. Edelman has a Bachelor of Science degree in Business Administration from the Pennsylvania State University.
David C. Bluestone was elected to the Board of Directors in August 2005. Mr. Bluestone has been with Keybank, N.A. since October 1996, where he is currently a Senior Real Estate Credit Officer with responsibility for structuring and approval of credit exposure for commercial real estate relationships, maintaining asset quality and portfolio management and has held the position of Team Leader, Chicago Real Estate Loan Production Officer. Prior to Keybank, Mr. Bluestone served as Senior Relationship Manager with Mellon Bank N.A.’s Real Estate Department and Section Manager, Credit Review Department from September 1986 to October 1996 with emphasis on new and restructuring of existing multi-million dollar real estate transactions, new business development, as well as underwriting, credit, financial, market and valuation analysis. From September 1982 to August 1986, he was a Real Estate Representative and Project Manager for the Southland Corporation. Mr. Bluestone holds a Masters of Business Administration from University of California, Berkley, and a Bachelors of Landscape Architecture from Louisiana State University.
Brigadier General Jack A. Pellicci, USA (ret.) has served as a Director since 1996. Mr. Pellicci joined Intergraph Corporation in September 2006 as the Senior Vice President Security, Government and Infrastructure and General Manager, Federal Security and Intelligence Business Units. Prior to this, he spent over 14 years at Oracle Corporation where his most recent position was as Group Vice President, North America Public Sector. In this position, he led the Business Development and Program Management Group where he was responsible for positioning Oracle’s products and solutions with customers and partners to generate and then capture new business in the Federal/State and Local/Provincial Government markets in the US and Canada. Mr. Pellicci joined Oracle in 1992 after retiring from the U.S. Army as a Brigadier General with 30 years experience leading and training people, managing technology and improving productivity in command and staff assignments in both peace and war. He is a graduate of the U.S. Military Academy at West Point with a Bachelor of Engineering degree, and received a Master of Mechanical Engineering degree from Georgia Institute of Technology.
Brigadier General Roger W. Scearce, USA (ret.), has served as a Director of the Company since August 2004. Mr. Scearce is a founding member and senior partner with Vanguard Advisors, LLC. Vanguard’s mission is to provide world-class advisory and consulting services to business and government leaders. Mr. Scearce has been with Vanguard since May 2003. Prior to forming Vanguard, Mr. Scearce was a Senior Vice President with American Management Systems (AMS), from April 1999 to April 2003, where he led their Department of Defense (DoD) Strategic Account Group. While at AMS, Mr. Scearce also served as the Deputy Program Manager, DoD Financial Management Enterprise Architecture as a key executive member of “Team IBM” in support of the DoD’s Business Management Modernization Program. Before joining AMS, Mr. Scearce was a career military officer, rising to the rank of Brigadier

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)
General, U.S. Army. His last active duty assignment was Deputy Director of the Defense Finance and Accounting Service. Mr. Scearce managed the day-to-day finance and accounting operations and activities of the Defense Department worldwide. Earlier leadership roles and assignments included serving as Commandant of the U.S. Army Finance School and Chief of the U.S. Army Finance Corps and Commander 266th Theater Finance Command, U.S. Army, Europe. Mr. Scearce graduated from Florida Southern College with a Bachelor of Science degree in Accounting and earned an MBA from Syracuse University. He is a past National Vice President of the American Society of Military Comptrollers and past President of the Association of Syracuse Army Comptrollers. He is also an active member of the Association of Government Accountants. Mr. Scearce is the past Chairman of the Board of Directors of Andrews Federal Credit Union, Andrews AFB, Maryland, where he still serves as Treasurer.
Anita M. Primo has served as Vice President and Chief Financial Officer since December 2003. Ms. Primo is charged with leading the Company’s finance and administrative departments. She was appointed Secretary of the Company in July 2003. Ms. Primo previously served as the Company’s Controller since December 2000. Prior to joining SEDONA, Ms. Primo was Vice President of Finance and Administration for the Zoological Society of Philadelphia from 1998 to 2000. She also served as Controller and Treasurer for Action Manufacturing, a major manufacturer of precision ordnance products for the U.S. government, U.S. approved foreign governments and numerous domestic and international commercial firms from 1989 to 1998. Ms. Primo received a B.S. Degree in Accounting and a B.S. Degree in Business Law from Temple University in Philadelphia, PA.
Timothy A. Rimlinger has served as Vice President of Engineering since July 2000 and Chief Technology Officer since December 2003. Mr. Rimlinger is responsible for the design, implementation and delivery of all components of the Company’s CRM application strategy. Previously, he served as Director of Technology Development since joining the Company in January 1996. Before joining SEDONA, he was Senior Development Engineer at GE Aerospace and Lockheed Martin from 1985 to 1996. Mr. Rimlinger received his B.S. Degree in Electrical Engineering from Pennsylvania State University and his M.S. in Electrical Engineering from Villanova University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who beneficially own more than 10% of its common stock, to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file. Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, the Company believes that, for the year ended December 31, 2008 all reporting persons, except David R. Vey, complied on a timely basis with the filing requirements applicable to them.
Code of Ethics
On June 1, 2004, the Board of Directors adopted a Code of Conduct and Business Ethics pursuant to Section 406 of the Sarbanes-Oxley Act that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons performing similar functions. The Code is posted on the Company’s internet website at www.sedonacorp.com. Copies may be obtained by following the instructions in Item 1. Available Information.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)
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
Independent directors are directors who, in the view of the Board of Directors, are free of any relationship that would interfere with the exercise of independent judgment. The Board of Directors has adopted the standards for “independent directors” defined under Rule 5605(a)(2) of NASDAQ.
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
Nominations & Corporate Governance Committee
The Board of Directors has a Nominating & Corporate Governance Committee, consisting of Jack A. Pellicci (Chair) and David C. Bluestone. The Board has made a determination that Mr. Pellicci and Mr. Bluestone qualify as independent directors under the independence requirements of NASDAQ. The function of the Nominations & Corporate Governance Committee is: (i) to establish criteria for selecting candidates for nomination to the Board of Directors; seeking candidates to meet those criteria; and making recommendations to the Board of Directors of nominees to fill vacancies on, or as additions to, the Board of Directors; (ii) serve as an independent and objective component of the Board to facilitate Board stewardship of its responsibilities to shareholders and all other constituencies consistent with best corporate governance practices; and (iii) monitor, review and appraise the corporate governance systems of checks and balances, including the Company’s code of ethics and standards of conduct.
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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)
Compensation Committee
The Board of Directors also has a Compensation Committee, consisting of Scott C. Edelman, Jack A. Pellicci and David Bluestone (Chair). The Board has made a determination that Mr. Pellicci and Mr. Bluestone qualify as independent directors under the independence requirements of the NASDAQ. The Board has made a determination that Mr. Edelman does not qualify as an independent director under the independence requirements of the NASDAQ because of his appointment as Interim President and Chief Executive Officer in September 2008. David Bluestone replaced Mr. Edelman as Chairman of the Committee. The Compensation Committee is responsible for developing and executing plans for the compensation of the Company’s executive officers, including the Chief Executive Officer of the Company. Additionally, the Compensation Committee administers the 1992 Plan and the SEDONA Corporation 2000 Incentive Stock Option Plan (the “2000 Plan”), including the determination, subject to the 2000 Plan’s provisions, of the individuals eligible to receive awards, the individuals to whom awards should be granted, the nature of the awards to be granted, the number of awards to be granted, the exercise price, vesting schedule, term and all other conditions and terms of the awards to be granted.
Executive Committee
The function of the committee is to exercise the powers of the Board between meetings to the extent permitted by law. The committee members consist of David R. Vey (Chair), Scott C. Edelman and Roger W. Scearce. Mr. Scearce qualifies as an independent director under the independence requirements of applicable law and of the NASDAQ but Mr. Vey and Mr. Edelman do not qualify as independent directors under the independence requirements (See “Certain Relationship and Related Transaction”).

ITEM 11.	EXECUTIVE COMPENSATION
Employment and Separation Agreements
Appointment of Interim President and CEO
Effective September 18, 2008, the Company appointed Scott C. Edelman as the interim Chief Executive Officer and President of the Company. Mr. Edelman has served as the Co-Chairman of the Board since May 2007 and as a Director of the Company since August 2004. Mr. Edelman replaces Marco A. Emrich who resigned from his position as Chief Executive Officer, President, and Director of the Company effective September 17, 2008.
Mr. Edelman and the Company entered into a three month consulting agreement effective September 18, 2008 and expiring December 18, 2008. Under the agreement, Mr. Edelman’s duties include but are not limited to: (1) directing the day to day management of the Company; (2) formulating and executing the Company’s business strategy; (3) providing senior level counsel as to the business and operations of the Company; (4) representing the Company in relationships and business dealings within the financial services industry and other markets pursued by the Company; and (5) supporting the activities of the Board of Directors. The agreement is renewable on a monthly basis unless written notice of cancellation is received.
Mr. Edelman has received compensation of $60,000 under the three month consulting agreement. Upon extension of the agreement, Mr. Edelman receives compensation equal to $20,000 per month. In addition, the Company will reimburse Mr. Edelman for COBRA health insurance premiums, not to exceed $1,200 per month, during the term of the consulting engagement. The Company plans to negotiate terms of a definitive employment agreement with Mr. Edelman during the second quarter of 2009.

ITEM 11.	EXECUTIVE COMPENSATION (continued)
Separation Agreement
Effective January 31, 2009, the Company entered into a separation agreement with Marco Emrich, the Company’s former President, Chief Executive Officer and Director of the Company. Marco Emrich resigned his positions at the Company effective September 17, 2008. Under the terms of the separation agreement, Mr. Emrich will receive a total of $63,176 for services to the Company through and including September 17, 2008. The Company will also pay Mr. Emrich severance based on three month’s salary, totaling $56,250. The wages and severance amounts will be paid to Mr. Emrich on a biweekly basis over a one year period.
In addition, in lieu of cash compensation for accrued vacation, the Company will grant Mr. Emrich 450,000 shares of unrestricted common stock under the Company’s 2000 Plan. These shares were issued in March 2009. The Company will also pay for the cost of six months of medical, dental and vision coverage for Mr. Emrich and his spouse.
Mr. Emrich has agreed to act as a consultant to the Company, on a limited basis, should the Company require his services, through December 31, 2009.
Under the terms of his Separation Agreement, Mr. Emrich is subject to certain covenants, including a non-disclosure covenant with respect to the Company’s confidential information, non-competition and non-solicitation covenants, a non-disparagement covenant, and certain other covenants.
2008 DIRECTOR COMPENSATION

				Non-Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred Comp.
Name	in Cash	Stock Awards	Option Awards Earned	Comp.	Earnings	All Other Comp.	Total Cash Comp.
David C. Bluestone	$1,500	$—	$—	$—	$—	$—	$1,500
Scott C. Edelman	$1,000	$—	$—	$—	$—	$—	$1,000
Jack Pellicci	$2,000	$—	$—	$—	$—	$—	$2,000
Roger W. Scearce	$1,500	$—	$—	$—	$—	$—	$1,500
David R. Vey	$500	$—	$—	$—	$—	$—	$500
The Directors of the Company elected to defer the issuance of a total of 200,000 non-qualified stock options each, which were earned in 2007 and 2008. When the incentive stock options are issued, the value of the award is calculated based upon the fair value of each common stock option issued on the date of grant, in accordance with Statement of Financial Accounting Standards (SFAS) 123R. The fair value estimate is calculated using the Black-Scholes model.

ITEM 11.	EXECUTIVE COMPENSATION (continued)
The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company in all capacities, for the full fiscal year two years ended December 31, 2008 and 2007 for the Company’s President and Chief Executive Officer and the top three most highly compensated Company Vice Presidents, whose aggregate salary for such years exceeded $100,000, (no bonus was paid to the named executive officers in such years):
Summary Compensation Table

Name and Principal			Compensation	All Other
Position	Fiscal Year		Salary	Compensation	Total
Scott C. Edelman*	2008	+	$240,000	—	$240,000
President and CEO	2007		$0	—	$—

Marco A. Emrich*	2008	+	$225,000	—	$225,000
Former President and CEO	2007		$225,000	—	$225,000

Dean V. Bobrowski *	2008	+	$170,000	—	$170,000
Vice President of Sales	2007		$170,000	$1,525	$171,525

Anita M. Primo	2008		$114,000	—	$114,000
V.P. & Chief Financial Officer	2007		$110,000	—	$110,000

Timothy A. Rimlinger	2008		$130,000	—	$130,000
V.P. & Chief Technical Officer	2007		$130,000	—	$130,000

*	S. Edelman appointed 09-08

*	M. Emrich terminated 09-08

*	D. Bobrowski terminated 06-08

+	If an executive served in a capacity during any part of a fiscal year with respect to the information required, information is provided as to all compensation for the full fiscal year.
Base Salary
Base salaries for all executive officers, including the Company’s Chief Executive Officer, are reviewed by the Compensation Committee on an annual basis. In determining appropriate base salaries, the Compensation Committee considers external competitiveness, the roles and responsibilities of the individual, the internal equity of compensation relationships and the contributions of the individual to the Company’s success.
Annual Cash Incentive Opportunities
The Compensation Committee believes that executive officers should be rewarded for their contributions to the success and profitability of SEDONA and as such, approves the annual cash incentive awards. Incentive awards are linked to the achievement of revenue and net income goals by SEDONA and/or specific business units and the achievement by the executive officers of certain assigned objectives. The individual objectives set for the Company’s executive officers are generally objective in nature and include such goals as revenue, profit and budget objectives, and increased business unit productivity. The Compensation Committee believes that these arrangements tie the Executive’s performance closely to key measures of the success of SEDONA or the executive officer’s business unit. All executive officers, including the Chief Executive Officer, are eligible to participate in this program.

ITEM 11.	EXECUTIVE COMPENSATION (continued)
Long-Term Stock-Based Incentives
The Compensation Committee also believes that it is essential to align the interests of executive officers and the shareholders of the Company. The Compensation Committee grants options as a component of executive compensation. As such, from time to time, the Compensation Committee grants stock options to executive officers and other employees under the 2000 Plan. In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the individual to the Company’s success and the need to retain the individual over time. All executive officers, including the Chief Executive Officer, are eligible to participate in this program. The exercise price of any long-term stock-based incentives granted is equal to the fair market value on the date of grant.
The Company did not issue any long-term stock based incentives during 2008.
During 2007, the Company issued 100,000 stock options to Dean Bobrowski, the Company’s Vice President of Sales, in accordance with the terms of his employment agreement dated May 21, 2007. The exercise price of the options were $0.18 per share in which 12,500 shares vest at the six month anniversary of the employment agreement and the balance of the stock options vest on the first day of each month following the sixth month anniversary at 2,083 shares per month until fully vested, over a four-year period. In addition, Dean Bobrowski was entitled to receive 400,000 incentive stock options. The options vest upon the employee achieving his annual sales quota of $1,500,000 and vest on a monthly basis, over a two-year period. The options did not vest and expired in June, 2008 at the time of Mr. Bobrowski’s termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

						Stock Awards
			Equity
			Incentive					Equity	Equity
			Plan Awards:					Incentive	Incentive Plan
	Number of	Number of	Number			Number of		Plan Awards:	Awards: Market
	Securities	Securities	of Securities			Shares or	Market Value	Number of	or payout Value of
	Underlying	Underlying	Underlying			Units of	of Shares or	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock	Units or Other	Units or Other
	Options #	Options #	Unearned	Exercise	Expiration	Have Not	That Have Not	Rights That Not	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested ($)
Scott Edelman	15,000	—	—	$0.32	12/30/15	—	$0.00	—	$0.00
	30,000	20,000	—	$0.27	12/30/15	—	$0.00	—	$0.00
	100,000	—	—	$0.21	8/11/15	—	$0.00	—	$0.00
	100,000	—	—	$0.21	8/17/16	—	$0.00	—	$0.00

Anita Primo	25,000	—	—	$1.72	11/6/10	—	$0.00	—	$0.00
	7,500	—	—	$0.78	3/29/11	—	$0.00	—	$0.00
	25,000	—	—	$1.03	11/6/10	—	$0.00	—	$0.00
	7,500	—	—	$1.03	3/29/11	—	$0.00	—	$0.00
	50,000	—	—	$0.19	12/1/13	—	$0.00	—	$0.00
	86,227	—	—	$0.15	12/30/15	—	$0.00	—	$0.00

Timothy Rimlinger	13,500	—	—	$1.35	4/21/09	—	$0.00	—	$0.00
	18,000	—	—	$1.53	11/18/09	—	$0.00	—	$0.00
	16,200	—	—	$1.03	11/18/09	—	$0.00	—	$0.00
	12,150	—	—	$1.03	4/21/09	—	$0.00	—	$0.00
	101,905	—	—	$0.15	12/30/15	—	$0.00	—	$0.00

ITEM 11.	EXECUTIVE COMPENSATION (continued)
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
As of December 31, 2008, there was a total of $140,434 accrued compensation due to current and past members of the Board of Directors for prior service. As of December 31, 2007, there was a total of $133,767 accrued compensation due to current and past members of the Board of Directors for prior service. Since 2007, the Directors of the Company elected to defer the issuance of 200,000 non-qualified stock options each, which were earned in 2008 and 2007.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans as of December 31, 2008:
Equity Compensation Plan Information

	Number of	Weighted-Average
	Securities to be	Exercise Price of	Number of Securities
	Issued Upon	Outstanding	Remaining Available
	Exercise of	Options,	for Future Issuance
	Outstanding Options,	Warrants and	under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	28,628,574	$0.21	16,940,512
Equity compensation plans not approved by security holders (2)	—	—	—
Total	28,628,574	$0.21	16,940,512

(1)	These plans consist of the 1992 Plan and 2000 Plan which replaced the 1992 plan. The current plan includes a formula that automatically increases the number of securities available for issuance equal to 20% of the number of shares issued and outstanding.

(2)	The Company does not maintain any equity compensation plans that have not been approved by the stockholders.
The following table sets forth information regarding the beneficial ownership of the common stock as of April 5, 2009 with respect to:
Each person or group known to the Company who beneficially owns five (5%) percent or more of the outstanding shares of the Company’s common stock;
Each Director and named executive officer; and
The Company’s executive officers and members of its Board of Directors as a group.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)
Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The business address of each person named in the table below is c/o SEDONA Corporation, 1003 West Ninth Avenue, Second Floor, King of Prussia, Pennsylvania 19406.
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this annual report, are deemed outstanding for the purpose of computing the percentage ownership of any person. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class
David C. Bluestone	230,000	(1)	*
Scott C. Edelman	245,000	(1)	*
Jack Pellicci	417,824	(1)	*
Anita M. Primo	266,160	(1)	*
Timothy A. Rimlinger	280,880	(1)	*
Roger W. Scearce	270,700	(1)	*
David R. Vey	152,731,865		77.53%
All executive officers and Directors as a group, (7 persons)	154,442,424		76.96%

*	Owner holds less than 1% of the class.

(1)	Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days from March 31, 2009, upon the exercise of outstanding options and warrants:

Mr. Bluestone — 250,000 options, none of which are in the money as of 12-31-08

Mr. Edelman — 265,000 options, none of which are in the money as of 12-31-08

Mr. Pellicci — 396,500 options, none of which are in the money as of 12-31-08

Ms. Primo — 201,227 options, none of which are in the money as of 12-31-08

Mr. Rimlinger — 161,755 options, none of which are in the money as of 12-31-08

Mr. Scearce — 245,000 options, none of which are in the money as of 12-31-08

Mr. Vey — 310,000 options, none of which are in the money as of 12-31-08; 12,627,390 warrants

(2)	Mr. Vey has a right to acquire 82,000,000 shares within 60 days upon a notice of conversion related to a $4,100,000 convertible note due January 4, 2010. The Company and Mr. Vey have agreed that Mr. Vey shall not be permitted to convert any portion of this convertible note until such time as the company has adequate authorized shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE
The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors. Mr. Vey is a shareholder who directly or indirectly owns approximately 32% of the Company’s outstanding common stock at April 14, 2009.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability company in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 1, 2009, at which time all outstanding principal and interest is due. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. Effective March 11, 2009, the Oak Harbor Note was amended and the note is payable as follows: a) $400,000 of principal due on November 15, 2009; $640,402 of principal plus accrued interest will be due on May 15, 2010.
Convertible Note with David Vey
On December 31, 2008, the Independent Committee of the Company’s Board of Directors recommended to the Board of Directors that the Company consolidate, amend and extend the term of three existing promissory notes previously issued to David Vey into a single secured convertible promissory note in the principal amount of $4,100,000. On December 31, 2008, the Board of Directors approved such consolidation, amendment and extension and the parties executed a Loan and Refinancing Agreement setting forth the terms of the Refinancing Transaction (the “Refinancing Agreement”).
The Old Notes
Pursuant to the terms of the Refinancing Agreement, the following old notes, issued by the Company to Mr. Vey, having a total principal amount of $4,595,216, immediately prior to the Refinancing Transaction, were consolidated, amended and extended:
1. A convertible promissory note, dated as of October 23, 2006, in the principal amount $2,691,263 (the “Old Convertible Note”), which had a maturity date, as previously extended, of January 1, 2009, unless theretofore converted, and bore interest at the rate of eight percent (8%) per year, which interest was due upon maturity. Pursuant to the Old Convertible Note, Mr. Vey had the option to convert all or part of the unpaid principal and accrued but unpaid interest thereunder into shares at a conversion price of $0.14 per share. The number of shares which would have been issuable upon the conversion of the $2,691,263 principal balance of the Old Convertible Note was 19,223,309.
2. A promissory note, dated as of October 23, 2006, in the principal amount of $1,213,952 (the “Bridge Note”), which had a maturity date, as previously extended, of January 1, 2009 and bore interest at a rate of eight percent (8%) per year.
3. A secured revolving promissory note dated as of September 27, 2006, in the principal amount of $690,000 (the “Revolving Note”). The Revolving Note was payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year. The Revolving Note, as previously extended, has a maturity date of January 1, 2009.
The Old Convertible Note, the Bridge Note and the Revolving Note are collectively referred to below as the “Old Notes.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)
Partial Conversion of Interest and Principal
In connection with the Refinancing Transaction, Mr. Vey converted principal and interest of $1,262,739 into shares at the rate of $0.05 per share, for a total of 25,254,781 shares (the “Conversion”). After the Conversion, as described below, the Company issued to Mr. Vey a new convertible note in the amount of $4,100,000.00, which represented the total balance of the principal currently due and owing to Mr. Vey by the Company under the Old Notes. In accordance with SFAS 84, due to a decrease in the conversion prices from the old notes to the new notes, the Company recorded a charge of $1,298,817 as an inducement loss upon conversion of the principal and interest on December 31, 2008.
Warrants
In consideration for Mr. Vey’s agreement to refinance the Old Notes and to effect the Conversion, the Company agreed to grant to Mr. Vey a warrant to purchase 12,627,390 shares of Company common stock at a price of $0.07 per share, which warrant shall expire four (4) years from the date of issuance. The Company incurred a $909,172 charge for the fair value of the warrants granted on December 31, 2008.
The warrants have anti-dilution and other additional terms consistent with other warrants previously issued by the Company to Mr. Vey.
The New Convertible Note
In exchange for the Old Notes, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000 (the “New Convertible Note”). The New Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated as of October 23, 2006.
The Company calculated the beneficial conversion feature on the new convertible note which was recorded as a debt discount of $2,460,000 on the new convertible note which reduces the carrying amount of the obligation on December 31, 2008. The discount will be accreted into interest expense over the one year life of the convertible note, beginning January 1, 2009.
The New Convertible Note contains certain mandatory prepayment provisions. In the event that the Company receives total net proceeds from (i) sales of the Company’s securities (other than to Mr. Vey and his affiliates) and (ii) litigation awards exceeding $1,000,000; or in the event that the Company maintains current cash on hand in excess of $2,000,000 for a period exceeding thirty (30) days, an amount equal to fifty percent of such proceeds or cash shall be paid by the Company to Mr. Vey as a mandatory prepayment.
The New Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale with the Securities and Exchange Commission on or before April 30, 2009 all shares to be issued under the New Convertible Note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)
Financing with Vey Associates
On December 31, 2008, the Independent Committee recommended to the Board of Directors that the Company enter into a new agreement to borrow up to $2,250,000 from Vey Associates (the “New Loan”). Vey Associates had agreed to fund the New Loan in five (5) installments as follows:
(i)	the first installment on or before December 31, 2008, in the amount of $100,000;

(ii)	the second installment on or before January 15, 2009, in the amount of $350,000;

(iii)	the third installment on or before February 15, 2009, in the amount of $550,000;

(iv)	the fourth installment on or before April 15, 2009, in the amount of $750,000; and

(v)	the fifth installment on or before September 30, 2009, in the amount of $500,000.
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009 (September 30, 2009).
On March 11, 2009, the funding schedule was amended as follows:
(i)	the first installment on or before December 31, 2008, in the amount of $100,000;

(ii)	the second installment on or before January 15, 2009, in the amount of $300,000;

(iii)	the third installment on or before March 18, 2009, in the amount of $600,000;

(iv)	the fourth installment on or before May 1, 2009, in the amount of $750,0000; and

(v)	the fifth installment on or before September 30, 2009, in the amount of $500,000.
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009 (September 30, 2009).
As of April 14, 2009, the Company has received a total of $750,000 of the $1,000,000 currently due under the amended funding schedule. The Independent Committee of the Board of Directors of the Company is working with the Lender to negotiate a new funding schedule.
The New Loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Once $1,750,000 of the New Loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is presently 45,000,000.
The Vey Associates Convertible Note contains certain mandatory prepayment provisions. In the event that total net proceeds received by the Company from (i) sales of Company securities (other than to Mr. Vey and his affiliates) and (ii) litigation awards exceed $1,000,000; or the Company maintains current cash on hand in excess of $2,000,000 for a period exceeding thirty (30) days, an amount equal to fifty percent of such proceeds or cash shall be paid by the Company to Vey Associates as a mandatory prepayment.
The Vey Associates Convertible Note is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated as of December 31, 2008 between the Company and Vey Associates (the “Vey Associates Security Agreement”).
The Vey Associates Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale with the Securities and Exchange Commission on or before April 30, 2009 for all shares to be issued under the Vey Associates Convertible Note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)
On December 31, 2008, the Board of Directors approved the terms of the New Loan and the parties executed the Refinancing Agreement.
Security Agreement
The New Oak Harbor Note is secured by substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated as of August 17, 2006 between the Company and Oak Harbor (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Security Agreement between Oak Harbor and the Company effective as of January 13, 2003, which granted to Oak Harbor a lien and security interest in the assets of the Company (the “Oak Harbor Security Agreement”). The changes to the Security Agreement were effected by the Amended and Restated Security Agreement which include: (i) the modification of the term “Obligations” to mean all of the obligations, indebtedness and liabilities of the Company to Oak Harbor and Vey; (ii) the acknowledgement and consent of Oak Harbor to the grant of a subordinate security interest in the assets of the Company set forth in the Amended Security Agreement (the “Collateral”) to Vey; and (iii) the modification of Appendix A to the Security Agreement to reflect the current outstanding permitted liens in the Collateral and references the subordinate security interest to the Collateral granted to Vey pursuant to the Security Agreement between the Company and Vey dated as of October 23, 2006 (the “Vey Security Agreement”).
Amended and Restated Intercreditor Agreement
Mr. Vey, Vey Associates, the Company and Oak Harbor, a company in which Mr. Vey is a managing member and 35% owner, entered into an Amended and Restated Intercreditor Agreement, dated as of December 31, 2008 (the “Intercreditor Agreement”). The Intercreditor Agreement provides (i) that Oak Harbor shall have a first priority interest in substantially all of the assets of the Company with regard to the obligations of Sedona to Oak Harbor under an existing promissory note and related security agreement, and (ii) that the security interests of Vey Associates under the Vey Associates Convertible Note shall be junior to those of Oak Harbor but senior to those of Mr. Vey.
Cross Default Provisions of the Notes
The New Consolidated Notes contain cross default provisions. Consequently an event of default under any of the Notes would constitute an event of default under each of the Notes. An event of default under the Notes will also have occurred if a default occurs under any other loan, extension of credit, security right, instrument, document, agreement or obligation from the Company to Vey or Oak Harbor.
Approval for Additional Shares
The Articles of Incorporation of the Company provides for 175,000,000 of which 102,047,472 were issued and outstanding as of April 14, 2009. At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey and Vey Associates as required upon full conversion of notes and exercise of options and warrants. The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation, to increase its authorized shares by at least an amount necessary to cover its share issuance obligations, at its next annual shareholders’ meeting. Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)
The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of December 31, 2008.

			Principal	Accrued interest
Instrument	Payee	Maturity Date	due	at December 31, 2008
Promissory Note dated as	Oak Harbor	May 1, 2009*	$1,040,402	$200,450
of August 17, 2006	Investment
	Properties LLC
Secured Convertible	David Vey	January 4, 2010	$4,100,000	$—
Promissory Note dated as of December 31, 2008

*	On March 11, 2009, the maturity date on this note was extended as follows: $400,000 on November 15, 2009, and $640,402 on May 15, 2010.
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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of December 31, 2008, included in accrued expenses and other-current liabilities are advances received and accrued interest in the amount of $798,000 under this agreement.
The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and will exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates; however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Type of Service	2008	2007
Audit Fees	$105,000	$102,000
Audit-Related Fees	—	—
Tax Fees	—	$8,056
All Other Fees	—	—
Audit Fees. This category includes: the audit of the Company’s annual financial statements included in the Company’s reports on 10-K; the timely review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q or 10-QSB for the periods ended March 31, June 30 and September 30, 2008 and 2007; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods. This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements. This category also includes services in connection with statutory and regulatory filings or engagements.
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
Tax Fees. This category consists of professional services rendered by the independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. The independent auditors do not assist the Company with the preparation of its corporate taxes; the Company retains another firm for tax compliance and advice.
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
To ensure the prompt response of any unexpected matters, the Audit Committee may delegate to a designated member or members of the Audit Committee, the authority to amend or modify the audit and non-audit services and fees; provided however, that such additional or amended services may not affect the independence under applicable SEC rules. The member or members of the Audit Committee must report any such action taken to the Audit Committee at its next scheduled meeting.
All audit and other fees in fiscal year 2008 and 2007 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS
The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where indicated by footnote, exhibits, which have been previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

3.1	Articles of Incorporation (2) (Exhibit 3.1)

3.2	Bylaws (2) (Exhibit 3.2)

3.3	Amendment to Articles of Incorporation (3)

3.4	Amendment to Articles of Incorporation (25)

4.1	Statement of Designation of Class A, Series F Convertible Preferred Stock (4) (Exhibit 4.0)

4.2	Certificate of Designations, Preferences and Rights of Class A, Series H Preferred Stock (5) (Exhibit 4.1)

10.1#	Separation Agreement dated as of January 31, 2009, between Marco Emrich and the Company (36)

10.25#	2000 Incentive Stock Plan (10) (Appendix A)

10.26#	2000 Employee Stock Purchase Plan (10) (Appendix B)

10.27#	Employment Agreement, dated September 15, 1999, between the Company and Marco A. Emrich (11) (Exhibit 10.1)

10.35	Warrant issued to Acxiom Corporation Dated April 4, 2001 (8) (Exhibit 10.35)

10.36	Form of Common Stock and Warrants Purchase Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto (12) (Exhibit 10.1)

10.37	Form of Registration Rights Agreements used in August 2001 to September 2002 private placements by and among the Company and the investors signatory thereto (12) (Exhibit 10.2)

10.38	Form of Notes dated September and October 2001 by and among the Company and investors signatory thereto (12) (Exhibit 10.3)

10.38	Form of Warrants issued to investors used in August 2001 to September 2002 private sales of common stock and notes. (12) (Exhibit 10.4)

10.39	Agreement and related Promissory Note dated February 14, 2002 related to retirement of November 2000 Convertible Notes and Warrants (13)

10.42	Convertible note dated December 6, 2002 (14)

10.43	Convertible note dated January 03, 2003 (14)

ITEM 13.	EXHIBITS (continued)

10.44	Convertible note dated January 10, 2003 (14)

10.45	Promissory note dated January 10, 2003 (14)

10.46	Convertible note dated March 13, 2003 (14)

10.47	Promissory note dated March 13, 2003 (14)

10.48	Addendum dated March 31, 2004 to Master Software License Agreement by and between the Company and Fiserv Solutions Inc. dated March 28, 2002 (15)

10.49	Office lease agreement dated 12-24-02

10.47	Convertible note dated June 4, 2004 (16)

10.54	Convertible note by the Company in favor of David R. Vey dated June 4, 2004 (16)

10.55	Convertible note by the Company in favor of David R. Vey dated July 7, 2004 (17)

10.56	Convertible note by the Company in favor of David R. Vey dated September 15, 2004 (17)

10.57	Convertible note by the Company in favor of David R. Vey dated October 8, 2004 (17)

10.58	Convertible note by the Company in favor of David R. Vey dated November 18, 2004 (18)

10.59	Convertible note by the Company in favor of David R. Vey dated January 13, 2005 (19)

10.60	Convertible note by the Company in favor of David R. Vey dated January 31, 2005 (19)

10.61	Convertible note by the Company in favor of David R. Vey dated March 16, 2005 (19)

10.62#	Employment Agreement dated June 25, 2004 between Company and Marco A. Emrich (20)

10.64#	Employment Agreement dated July 20, 2004 between Company and Anita M. Primo (20)

10.65#	Employment Agreement dated July 20, 2004 between Company and Timothy Rimlinger (20)

10.66	Convertible note by the Company in favor of David R. Vey dated March 25, 2005 (21)

10.67	Convertible note by the Company in favor of David R. Vey dated March 30, 2005 (21)

10.68	Convertible note by the Company in favor of David R. Vey dated April 14, 2005 (21)

10.69	Convertible note by the Company in favor of David R. Vey dated April 22, 2005 (22)

10.70	Amended Facility Lease for King of Prussia, PA dated January 1, 2005 (24)

10.71	Amended Facility Lease for Plymouth, MN dated January 1, 2005 (24)

10.72	Convertible note by the Company in favor of David R. Vey dated December 6, 2005 (24)

10.73	Convertible note by the Company in favor of David R. Vey dated December 6, 2005 (24)

ITEM 13.	EXHIBITS (continued)

10.74	Convertible note by the Company in favor of David R. Vey dated December 6, 2005 (24)

10.75	Convertible note by the Company in favor of David R. Vey dated December 6, 2005 (24)

10.76	Convertible note and related documents by the Company in favor of William J. Rucks dated July 1, 2005, August 1, 2005 and September 30, 2005 (23)(24)

10.77	Promissory Note dated August 17, 2006 in the principal amount of $1,040,402.22 from SEDONA to Oak Harbor (26)

10.78	Amended and Restated Security Agreement dated August 17, 2006 between SEDONA and Oak Harbor (26)

10.79	Exchange Agreement dated August 17, 2006 between SEDONA and Oak Harbor (26)

10.80	Secured Convertible Promissory Note dated October 23, 2006 in the principal amount of $2,691,263 from Sedona to Vey (26)

10.81	Registration Rights Agreement dated August 17, 2006 between Vey and SEDONA (26)

10.82	Exchange Agreement dated October 23, 2006 between SEDONA and Vey (26)

10.83	Promissory Note dated October 23, 2006 in the principal amount of $1,213,952 from SEDONA to Vey (26)

10.84	Security Agreement dated October 23, 2006 between Vey and SEDONA (26)

10.85	Revolving promissory note dated September 27, 2006 in the principal amount of $500,000 from SEDONA to Vey (26)

10.86	Intercreditor Agreement dated October 23, 2006 between Vey and Oak Harbor (26)

10.87	Terms and Conditions Agreement dated September 27, 2006 (26)

10.88	Acknowledgment and Receipt among SEDONA, Vey and Oak Harbor (26)

10.89	Assignment of ACEncrypt receivable by SEDONA to Vey (26)

10.90	Waiver dated as of October 23, 2006 from Rucks (26)

10.91	Waiver dated as of October 23, 2006 from Mitchell (26)

10.92	Form of Common Stock and Warrants Purchase Agreement used in connection with the March 2, 2007 private placement by and among the Company and the investor signatory thereto (28)

10.93	Form of Registration Rights Agreements used in March 2, 2007 private placement by and among the Company and the investor signatory thereto (28)

10.94	Form of Warrants issued to investor used in March 2, 2007 private sale of common stock (28)

10.95	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000 (29)

10.96	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952 (29)

10.97	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402 (29)

10.98	Form of Common Stock and Warrants Purchase Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto (29)

ITEM 13.	EXHIBITS (continued)

10.99	Form of Registration Rights Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto (29)

10.100	Form of Warrants issued to Investors used in connection with private placement transactions entered into in fiscal year 2007 by and among the Company and the investor signatory thereto (29)

10.101	Agreement between the Company and Vey Associates, Inc. dated as of September 4, 2007 (30)

10.102	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402 (33)

10.103	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000 (33)

10.104	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952 (33)

10.105	Amendment to secured convertible note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $2,691,263 (33)

10.106	Amendment to loan agreement dated July 5, 2005 between SEDONA Corporation and William W. Rucks (33)

10.107	Amendment to promissory note dated July 1, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $250,000 (33)

10.108	Amendment to promissory note dated August 1, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $250,000 (33)

10.109	Amendment to promissory note dated September 29, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $500,000 (33)

10.110	Amendment to promissory note dated May 31, 2006 between SEDONA Corporation and William W. Rucks in the principal amount of $300,000 (33)

10.111	Amendment to convertible note dated May 31, 2006 between SEDONA Corporation and Charles Mitchell in the principal amount of $300,000 (33)

10.112#	Consulting Agreement between the Company and Scott Edelman (34)

10.113	Loan and Refinancing Agreement between Sedona Corporation and Vey Associates, Incorporated, dated as of December 31, 2008 (35)

10.114	Consolidated and Restated Convertible Promissory Note in the principal amount of $4,100,000 between David R. Vey and Sedona Corporation, dated as of December 31, 2008 (35)

10.115	Secured Convertible Note in the principal amount of $2,250,000.00 from Sedona Corporation to Vey Associates Incorporated, dated as of December 31, 2008 (35)

10.116	Security Agreement from Sedona Corporation to Vey Associates Incorporated, dated as of December 31, 2008 (35)

10.117	Intercreditor Agreement among Oak Harbor Investment Properties, L.L.C., David R. Vey, Vey Associates Incorporated and Sedona Corporation, dated as of December 31, 2008 (35)

10.118*	Amendment No. 2 to Facility Lease for Plymouth, MN dated February 27, 2009

14.1	Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004 (20)

16.1	Letter from McGladrey and Pullen, LLP, dated April 13, 2007 agreeing to the statement of the Company under 4.01 of its Form 8-K, filed April 19, 2007 (31)

ITEM 13.	EXHIBITS (continued)

16.2	Letter from McGladrey and Pullen, LLP, dated June 20, 2007, agreeing to the statements of the Company under Item 4.01 of its 8-KA filed on May 21, 2007 and June 20, 2007 (32)

23.1*	Consent of Asher & Company, Ltd.

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Amendment to Compensation Plan for Directors

99.1	Surety Agreement dated as of November 2, 2006 from Vey (26)

99.1	Amended and Restated Surety Agreement dated as of November 2, 2006 from Vey (27)

99.1	Second Amended and Restated Surety Agreement dated as of March 11, 2009 (37)

*	Filed herewith.

#	Executive Compensation Plans and Arrangements.

(1)	Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2)	Filed as an Exhibit to the Company’s Current report on Form 8-K, dated June 15, 1992.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(5)	Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(7)	Filed as an Exhibit to the Current Report on Form 8-K filed November 28, 2000.

(8)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed August 31, 2000.

ITEM 13.	EXHIBITS (continued)

(10)	Filed as an Appendix to the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(13)	Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14)	Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended Mach 31, 2004.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)	Filed as an Exhibit to the 8-K on November 24, 2005.

(19)	Filed as an Exhibit to the 8-K on March 17, 2005.

(20)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)	Filed as an Exhibit to the 8-K on April 19, 2005.

(22)	Filed as an Exhibit to the 8-K on April 27, 2005.

(23)	Filed as an Exhibit to the 8-K on July 11, 2005.

(24)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(25)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

(26)	Filed as an Exhibit to the 8-K on November 8, 2006.

(27)	Filed as an Exhibit to the 8-K on December 21, 2006.

(28)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

(29)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.

(30)	Filed as an Exhibit to the 8-K on September 10, 2007.

(31)	Filed as an Exhibit to the 8-K on April 19, 2007.

(32)	Filed as an Exhibit to the 8-K on June 20, 2007.

(33)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(34)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

(35)	Filed as an Exhibit to the 8-K on January 7, 2009.

(36)	Filed as an Exhibit to the 8-K on February 6, 2009.

(37)	Filed as an Exhibit to the 8-K on March 17, 2009.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2009	SEDONA CORPORATION
DATE	/S/ Scott C. Edelman
Scott C. Edelman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.
Signatures

BY	/S/ David R. Vey David R. Vey Chairman of the Board	Date: April 15, 2009

BY	/S/ Scott C. Edelman Scott C. Edelman President, Chief Executive Officer and Director	Date: April 15, 2009

BY	/S/ David C. Bluestone David C. Bluestone Director	Date: April 15, 2009

BY	/S/ Jack A. Pellicci Jack A. Pellicci Director	Date: April 15, 2009

BY	/S/ Anita M. Primo Anita M. Primo Chief Financial Officer and Vice President Principal Financial and Accounting Officer	Date: April 15, 2009

BY	/S/ Roger W. Scearce Roger W. Scearce Director	Date: April 15, 2009

Index to Financial Statements and Schedule
All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SEDONA Corporation
King of Prussia, Pennsylvania
     We have audited the accompanying consolidated balance sheets of SEDONA Corporation and its subsidiary (the “Company”) as of December 31, 2008 and 2007, respectively and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and its subsidiary as of December 31, 2008 and 2007, respectively and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and a stockholders’ deficit and anticipates that it will require additional debt and/or equity financing in 2009, which may not be readily available. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans relating to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 15, 2009

SEDONA Corporation and Subsidiary
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$34	$49
Accounts receivable, net	410	560
Prepaid expenses and other current assets	62	68

Total current assets	506	677

Accounts receivable, non-current	474	325
Property and equipment, net	13	13
Other non-current assets	3	3

Total non-current assets	490	341

Total assets	$996	$1,018

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt, net of discount	$2,008	$8
Accounts payable	663	433
Accounts payable, litigation	622	315
Accrued expenses and other current liabilities	2,053	1,238
Deferred and unearned revenue	882	789

Total current liabilities	6,228	2,783

Long-term debt, less current maturities, net of discount	2,280	6,906
Other non-current liabilities	—	74
Deferred and unearned revenue	474	325

Total long-term liabilities	2,754	7,305

Total liabilities	8,982	10,088

Stockholders’ deficit:
Class A convertible preferred stock (liquidation preference $1,000) Authorized shares — 1,000,000 Series A, par value $2.00, Issued and outstanding shares— 500,000	1,000	1,000
Common stock, par value $0.001 Authorized shares —175,000,000, Issued and outstanding shares — 101,004,818 and 97,649,350 in 2008 and 2007, respectively	101	98
Additional paid-in-capital	71,274	64,880
Accumulated deficit	(80,361)	(75,048)

Total stockholders’ deficit	(7,986)	(9,070)

Total liabilities and stockholders’ deficit	$996	$1,018

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	For years ended December 31,
	2008	2007
Revenues:
Product licenses	$538	$441
Services	857	774
Total revenues	1,395	1,215

Cost of revenues:
Services	241	328

Total cost of revenues	241	328

Gross profit	1,154	887

Expenses:
General and administrative	1,281	1,255
Litigation expenses	1,010	403
Sales, marketing and customer services	513	586
Research and development	526	601

Total operating expenses	3,330	2,845

Loss from operations	(2,176)	(1,958)

Other income (expense):
Interest expense	(682)	(622)
Inducement loss on debt conversion	(1,299)	—
Loss on extinguishment of debt	(1,156)	—

Total other expenses	(3,137)	(622)

Net Loss	(5,313)	(2,580)
Deemed dividends applicable to preferred stockholders	(120)	(120)

Loss applicable to Common Stockholders	$(5,433)	$(2,700)

Basic and diluted net loss per share applicable to common shares	$(0.05)	$(0.03)

Basic and diluted weighted average common shares outstanding	99,942,670	93,627,042

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficit
(In Thousands, Except Share and Per Share Data)

Stock Series A
	Shares	Amount

Balance, December 31, 2006	500,000	$1,000

Common stock issued for consulting services	—	—
Common stock issued in private placement transactions	—	—
Common stock issued from the exercise of stock options	—	—
Common stock issued to employee 401(k) savings plan	—	—
Common stock issued for employee stock purchase plan	—	—
Stock-based compensation	—	—
Net loss, year ended December 31, 2007	—	—

Balance, December 31, 2007	500,000	1,000

Common stock issued for consulting services	—	—
Common stock issued in private placement transactions	—	—
Common stock issued from the exercise of stock options	—	—
Common stock issued to employee 401(k) savings plan	—	—
Common stock issued for employee stock purchase plan	—	—
Common stock issued for conversion of debt and related accrued interest	—	—
Warrants issued in conjunction with debt extinguishments	—	—
Beneficial conversion feature on convertible debt issuance	—	—
Stock-based compensation	—	—
Net loss, year ended December 31, 2008	—	—

Balance, December 31, 2008	500,000	$1,000

See accompanying notes to consolidated financial statements

SEDONA Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficit
(In Thousands, Except Share Data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2006	90,153,534	$90	$63,290	$(72,468)

Common stock issued for consulting services	94,176	—	18	—
Common stock issued in private placement transactions	6,862,448	7	1,474	—
Common stock issued from the exercise of stock options	150,506	—	23	—
Common stock issued to employee 401(k) savings plan	347,065	1	53	—
Common stock issued for employee stock purchase plan	41,621	—	8	—
Stock-based compensation	—	—	14	—
Net loss, year ended December 31, 2007	—	—	—	(2,580)

Balance, December 31, 2007	97,649,350	98	64,880	(75,048)

Common stock issued for consulting services	325,436	1	48	—
Common stock issued in private placement transactions	2,660,668	1	99	—
Common stock issued from the exercise of stock options	58,791	—	9	—
Common stock issued to employee 401(k) savings plan	258,363	—	44	—
Common stock issued for employee stock purchase plan	52,210	1	7	—
Common stock issued for conversion of debt and related accrued interest	—	—	2,562	—
Warrants issued in conjunction with debt extinguishments	—	—	1,156	—
Beneficial conversion feature on convertible debt issuance	—	—	2,460	—
Stock-based compensation	—	—	9	—
Net loss, year ended December 31, 2008	—	—	—	(5,313)

Balance, December 31, 2008	101,004,818	$101	$71,274	$(80,361)

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2008	2007

Operating activities:
Net loss	$(5,313)	$(2,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	6
Bad debt expense	—	4
Charge for employer 401(K) stock contribution	44	54
Common stock issued for legal, consulting services and placement agent	49	18
Stock-based compensation	9	14
Accretion of debt discount	45	55
Loss on extinguishment of debt	1,156	—
Inducement loss on debt conversion	1,299	—
Loss on the sale of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	1	(320)
Prepaid expenses and other current assets	6	49
Accounts payable and accrued expenses	1,359	806
Deferred revenue	242	169

Net cash used in operating activities	(1,097)	(1,725)

Investing activities:
Purchase of fixed assets	(6)	—

Net cash used in investing activities	(6)	—

Financing activities:
Proceeds from line of credit	285	180
Proceeds from other non-current liabilities	686	74
Proceeds from sale of common stock	108	1,490
Proceeds from the exercise of stock options	9	23

Net cash provided by financing activities	1,088	1,767

Net increase/(decrease) in cash and cash equivalents	(15)	42
Cash and cash equivalents, beginning of year	49	7

Cash and cash equivalents, end of year	$34	$49

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007
1. Accounting Policies
Description of Business
SEDONA Corporation (“SEDONA” or the “Company”) is a software application and services provider that develops and markets web-based, vertical Customer/Member Relationship Management (CRM/MRM) solutions to small and mid-sized businesses. The Company has strategically targeted small to mid-sized financial services organizations as the first vertical market to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. The Company’s CRM/MRM application solution, SEDONA CRM/MRM, enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.
Beginning in December 2008, SEDONA added sales and marketing infrastructure to the organization to enhance the direct distribution of SEDONA CRM to the financial services industry. In addition, SEDONA has also adopted an indirect distribution channel strategy whereby the Company licenses its technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a stand-alone offering.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv Solutions, Inc.; Open Solutions, Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott, CU ink and Share One Inc.
SEDONA continues to work to broaden its direct and indirect distribution channels and expand its market penetration within financial services both domestically and internationally. The Company’s plans include: (i) pursuing direct sales opportunities; (ii) enhancing its indirect sales channel by aligning OEM agreements with core systems providers; (iii) expanding its image through association trade shows, leveraging existing industry-specific association’s sponsorships and expanding its networking with service organizations for the financial services market; and (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology.
Basis of Financial Statement Presentation
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. For 2008, the Company reported a net loss of $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of the debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions Inc. In addition, the Company has negative working capital of $5,722,000 and a stockholders’ deficit of $7,986,000 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.
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
Financial Statement Presentation
Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Accounts payable of $160,000 and accrued expenses and other current liabilities of $155,000 were reclassified to accounts payable, litigation as of December 31, 2007. In addition, general and administrative expenses in the amount of $403,000 were reclassified to litigation expenses for the year ended December 31, 2007. These reclassifications had no effect on the Company’s previously reported consolidated net loss or stockholders’ deficit.
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

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
Accounts Receivable
Trade receivables are generated primarily from the Company’s customers and distribution partners. Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2008 and 2007, the current portion of net accounts receivable includes $34,790 and $111,434, respectively for maintenance services which will be amortized over the maintenance period and recognized as revenue on a monthly basis in the upcoming year. Accounts receivable as of December 31, 2007 are reported net of a $4,000 allowance for doubtful accounts; no allowance for doubtful accounts was required as of December 31, 2008.
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
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and short-term debt approximate fair value as a result of the immediate or short-term maturity of these financial instruments. The carrying amounts of the Company’s long-term debt are also estimated to approximate fair value due to the effective interest rate being charged.

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
As of December 31, 2004, all software development costs had been fully amortized and the Company has not capitalized any additional costs since that time because recoverability of the costs in future periods is uncertain.
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
The Company utilizes an indirect sales model by distributing its product through its distribution partners, for which the Company receives a royalty payment based on percentages of the license fee charged by the distribution partners. The royalty fee is recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed with an end-user and monies are owed to SEDONA from the distribution partner.
In addition, the Company also sells directly to banks and credit unions. The related license fee is recognized by SEDONA in the same manner as the indirect sales model, whereby license fee revenue is

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA. For the year ended December 31, 2008 and 2007, respectively, $538,000 and $441,000 of product license revenue was recognized.
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
Maintenance revenue is recognized ratably over the life of the related contract. The Company establishes the value of maintenance revenue based on the price quoted and received for renewals of existing maintenance contracts. Typically, maintenance contracts are entered into for initial three (3) year terms and are renewable annually thereafter.
For the year ended December 31, 2008, $857,000 of services revenues was recognized and for the year ended December 31, 2007, $774,000 of services revenues was recognized.
Income Taxes
The Company accounts for income taxes under the liability method. Deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences and tax loss and credit carryforwards. A valuation allowance is established to reduce deferred tax assets if some, or all, of such deferred tax assets are not likely to be realized. In 2007, the Company adopted FASB Interpretation No 48 (“FIN 48”), Accounting for Income Tax Uncertainties- an interpretation of FASB Statement No 109. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. For additional information, see Note 12 to the Consolidated Financial Statements.
Earnings Per Share
The Company accounts for earnings/loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings/loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the year ended December 31, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 22,679,690 shares of common stock, preferred stock and debt convertible into 118,465,389 common shares, and options to purchase 3,260,452 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
share because their effects were anti-dilutive. For the year ended December 31, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,796,845 shares of common stock, preferred stock and debt convertible into 31,610,657 common shares, and options to purchase 4,317,743 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the year ended December 31, 2008 and 2007, respectively, as there were no potentially dilutive securities outstanding.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards Statement No. 123 (R), Share Based Payment (“SFAS 123(R)”), as required. The Company is applying the provisions under the modified-prospective transition method which requires companies to recognize compensation cost beginning with the effective date of adoption based on requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.
SFAS. 123(R) requires all share based payments to employees, including grants of employee stock options or warrants, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.
The Company estimates the fair value of stock options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rates; expected life; expected volatility; and expected dividend rates. The consolidated statement of operations reflects share-based compensation of approximately $9,000 and $14,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the total expense impact of the non-vested awards is approximately $8,000 and will be recognized over a weighted average period of 1.84 years.
Recent Accounting Pronouncements
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of SFAS 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS 141(R) will have an impact on its consolidated financial statements when effective assuming any acquisitions are consummated after the effective date, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any business combination.

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
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
1. Accounting Policies (continued)
for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.
SFAS 162
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
Except for operating leases, SEDONA had no off-balance sheet arrangements during 2008 or 2007.
Segment Information
The Company is organized and operates as one operating segment wherein it develops and markets web-based, vertical customer relationship management (CRM)/(MRM) solutions for small and medium sized businesses and uses one measure of profitability to manage its business. In accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements. Major customer and geographic area revenue disclosures are presented in Note 14.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
2. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007

Machinery and equipment	$78	$76
Leasehold improvements	15	15
Purchased software for internal use	35	31

	128	122
Less accumulated depreciation and amortization	115	109

	$13	$13

Depreciation expense was $5,000 and $6,000 for the years ended December 31, 2008 and 2007, respectively.
3. Revolving Line of Credit
On September 27, 2006, the Company entered into a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors, with a maximum borrowing of $500,000. Advances on the line of credit were subject to the approval of David Vey. During 2008, Mr. Vey informally increased the maximum borrowing under the line of credit to $690,000. The line accrued interest at 8% per year. Interest only payments were due quarterly until the maturity date, January 1, 2009. During the years ended December 31, 2008 and 2007, the Company received $285,000 and $180,000, respectively in proceeds from a revolving line of credit.
Effective December 31, 2008, the outstanding line of credit of $690,000 and related accrued interest of $73,262 was consolidated as part of a refinancing transaction into a single convertible note payable to David Vey, see Note 4 for additional details.
4. Debt Obligations
Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007

Oak Harbor note	$1,040	$1,040
Consolidated convertible note with David Vey, dated December 31, 2008, net of discount of $2,460	1,640	—
Convertible notes with William Rucks	1,000	—
Bridge loan with David Vey	—	1,214
Convertible note with David Vey, net of discount of $45 at December 31, 2007	—	2,647
Convertibles notes with Rucks & Mitchell	600	1,600
Line of credit	—	405
Capital lease obligations	8	8

Total debt obligations	4,288	6,914
Less current maturities	2,008	8

Long-term debt	$2,280	$6,906

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Debt Obligations (continued)
Aggregate maturities on long-term debt for each of the two years subsequent to December 31, 2008 are as follows:

Years ending December 31,
2009	2010

$2,008	$4,740
The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors. Mr. Vey is a shareholder who directly or indirectly owns approximately 32% of the Company’s outstanding common stock at April 14, 2009.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability company in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 1, 2009, at which time all outstanding principal and interest is due. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. Effective March 11, 2009, the Oak Harbor Note was amended and the note is payable as follows: a) $400,000 of principal due on November 15, 2009; $640,402 of principal plus accrued interest will be due on May 15, 2010 (See Note 15).
Convertible Note with David Vey
On December 31, 2008, the Independent Committee of the Company’s Board of Directors recommended to the Board of Directors that the Company consolidate, amend, and extend the term of three existing promissory notes previously issued to David Vey into a single secured convertible promissory note in the principal amount of $4,100,000. On December 31, 2008, the Board of Directors approved such consolidation, amendment and extension and the parties executed a Loan and Refinancing Agreement setting forth the terms of the Refinancing Transaction (the “Refinancing Agreement”).
The Old Notes
Pursuant to the terms of the Refinancing Agreement, the following old notes, issued by the Company to Mr. Vey, having a total principal amount of $4,595,216 immediately prior to the Refinancing Transaction, were consolidated, amended and extended:
1. A convertible promissory note, dated as of October 23, 2006, in the principal amount $2,691,263 (the “Old Convertible Note”), which had a maturity date, as previously extended, of January 1, 2009, unless theretofore converted, and bore interest at the rate of eight percent (8%) per year, which interest was due upon maturity. Pursuant to the Old Convertible Note, Mr. Vey had the option to convert all or part of the unpaid principal and accrued but unpaid interest thereunder into shares at a conversion price of $0.14 per share. The number of shares which would have been issuable upon the conversion of the $2,691,263 principal balance of the Old Convertible Note was 19,223,309.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Debt Obligations (continued)
2. A promissory note, dated as of October 23, 2006, in the principal amount of $1,213,953 (the “Bridge Note”), which had a maturity date, as previously extended, of January 1, 2009 and bore interest at a rate of eight percent (8%) per year.
3. A secured revolving promissory note dated as of September 27, 2006, in the principal amount of $690,000 (the “Revolving Note”). The Revolving Note was payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year. The Revolving Note, as previously extended, has a maturity date of January 1, 2009.
The Old Convertible Note, the Bridge Note and the Revolving Note are collectively referred to below as the “Old Notes.”
Partial Conversion of Interest and Principal
In connection with the Refinancing Transaction, Mr. Vey converted principal and accrued interest under the Existing Notes in the amount of $1,262,739 into shares of the Company’s common stock at the rate of $0.05 per share, for a total of 25,254,781 shares (the “Conversion”). After the Conversion, as described below, the Company issued to Mr. Vey a new convertible note in the amount of $4,100,000, which represented the total balance of the principal currently due and owing to Mr. Vey by the Company under the Existing Notes. Due to the fact that the original conversion price on the existing convertible note was $0.14 per share and interest and principal were converted at $0.05 per share, the Company recorded an inducement loss of $1,298,817 on December 31, 2008 in accordance with SFAS No. 84, Induced Conversions of Convertible Debt - an Amendment of APB Opinion No. 26.
Warrants
In consideration for Mr. Vey's agreement to refinance the Existing Notes and to effect the Conversion, the Company granted Mr. Vey one warrant to purchase 12,627,390 shares of Company common stock at a price of $0.07 per share. The warrant expires in December 2012. In accordance with EITF No. 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments (“EITF 06-6”), and EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), the modification was accounted for accounted for as a debt extiguishment and the fair value of the stock purchase warrant was included in determining the debt extinguishment loss to be recognized. The fair value of warrant in the amount of $909,172 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.
The warrants have anti-dilution and other additional terms consistent with other warrants previously issued by the Company to Mr. Vey.
The New Convertible Note
In exchange for the Old Notes, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000 (the “New Convertible Note”). The New Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $4,100,000.00 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated as of October 23, 2006.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000. The Company will accrete this debt discount to interest expense over the one year term of the New Convertible Note, beginning January 1, 2009, in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).
The New Convertible Note contains certain mandatory prepayment provisions. In the event that the Company receives total net proceeds from (i) sales of the Company’s securities (other than to Mr. Vey and his affiliates) and (ii) litigation awards exceeding $1,000,000; or in the event that the Company maintains current cash on hand in excess of $2,000,000 for a period exceeding thirty (30) days, an amount equal to fifty percent of such proceeds or cash shall be paid by the Company to Mr. Vey as a mandatory prepayment.
The New Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale with the Securities and Exchange Commission on or before April 30, 2009 all shares to be issued under the New Convertible Note.
Financing with Vey Associates
On December 31, 2008, the Independent Committee recommended to the Board of Directors that the Company enter into a new agreement to borrow up to $2,250,000.00 from Vey Associates (the “New Loan”). Vey Associates has agreed to fund the New Loan in five (5) installments as follows:
(i)	the first installment on or before December 31, 2008, in the amount of $100,000;

(ii)	the second installment on or before January 15, 2009, in the amount of $350,000;

(iii)	the third installment on or before February 15, 2009, in the amount of $550,000;

(iv)	the fourth installment on or before April 15, 2009, in the amount of $750,000; and

(v)	the fifth installment on or before September 30, 2009, in the amount of $500,000.
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009, (i.e. September 30, 2009).
The first installment of this financing agreement was not received until January 2009. There is no outstanding balance on this loan at December 31, 2008.
On March 11, 2009, the funding schedule was amended as follows:
i)	the first installment on or before December 31, 2008, in the amount of $100,000;

(ii)	the second installment on or before January 15, 2009, in the amount of $300,000;

(iii)	the third installment on or before March 18, 2009, in the amount of $600,000;

(iv)	the fourth installment on or before May 1, 2009, in the amount of $750,000; and

(v)	the fifth installment on or before September 30, 2009, in the amount of $500,000.
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009, (i.e. September 30, 2009).
As of April 14, 2009, the Company has received a total of $750,000 of the $1,000,000 currently due under the amended funding schedule. The Independent Committee of the Board of Directors of the Company is working with the Lender to negotiate a new funding schedule.
The New Loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Debt Obligations (continued)
percent (8%) per year, which interest will be due upon maturity. Once $1,750,000 of the New Loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is presently 45,000,000.
The Vey Associates Convertible Note contains certain mandatory prepayment provisions. In the event that total net proceeds received by the Company from (i) sales of Company securities (other than to Mr. Vey and his affiliates) and (ii) litigation awards exceed $1,000,000; or the Company maintains current cash on hand in excess of $2,000,000 for a period exceeding thirty (30) days, an amount equal to fifty percent of such proceeds or cash shall be paid by the Company to Vey Associates as a mandatory prepayment.
The Vey Associates Convertible Note is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated as of December 31, 2008 between the Company and Vey Associates (the “Vey Associates Security Agreement”).
The Vey Associates Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale with the Securities and Exchange Commission on or before April 30, 2009 for all shares to be issued under the Vey Associates Convertible Note.
On December 31, 2008, the Board of Directors approved the terms of the New Loan and the parties executed the Refinancing Agreement.
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
Amended and Restated Intercreditor Agreement
Mr. Vey, Vey Associates, the Company and Oak Harbor, a company in which Mr. Vey is a managing member and 35% owner, entered into an Amended and Restated Intercreditor Agreement, dated as of December 31, 2008 (the “Intercreditor Agreement”). The Intercreditor Agreement provides (i) that Oak

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
4. Debt Obligations (continued)
Harbor shall have a first priority interest in substantially all of the assets of the Company with regard to the obligations of Sedona to Oak Harbor under an existing promissory note and related security agreement, and (ii) that the security interests of Vey Associates under the Vey Associates Convertible Note shall be junior to those of Oak Harbor but senior to those of Mr. Vey.
Cross Default Provisions of the Notes
The New Consolidated Notes contain cross default provisions. Consequently an event of default under any of the Notes would constitute an event of default under each of the Notes. An event of default under the Notes will also have occurred if a default occurs under any other loan, extension of credit, security right, instrument, document, agreement or obligation from the Company to Vey or Oak Harbor.
Approval for Additional Shares
The Articles of Incorporation of the Company provides for 175,000,000 of which 102,047,472 were issued and outstanding as of April 14, 2009. At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey and Vey Associates as required upon full conversion of notes and exercise of options and warrants. The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation to increase its authorized shares by at least an amount necessary to cover its share issuance obligations at its next annual shareholders’ meeting. Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
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
Effective March 6, 2008, the Company modified the terms of the Convertible Promissory Notes dated July 1, 2005, August 1, 2005 and September 29, 2005, respectively in favor of William Rucks. Under the revised agreements, Williams Rucks (“the Investor”) was granted one (1) warrant to purchase 2,777,777 shares of the Company’s Common Stock at an exercise price of $0.30 per share. The warrant expires in March 2012. This modification replaced the embedded derivative instrument contained in the original agreement that granted Rucks one (1) four-year warrant for every two (2) shares able to be converted. In accordance with EITF No.06-6 and 96-19, the modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrants was included in determining the debt extinguishment loss to be recognized. The fair value of the warrant in the amount of $247,000 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.
The Company is currently in negotiations with Rucks to refinance the notes designated above as (i), (ii), and (iii) (See Note 15).

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
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
The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock. Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2008, equaled $960,000 or $1.92 per share compared to at December 31, 2007 which equaled $840,000 or $1.68 per share. To the extent such dividends are declared and paid, they will then be reflected appropriately in the Company’s financial statements.
Common Stock Issuances
Issuance of Stock for Professional Services:
During 2008, the Company issued 325,436 shares of its Common Stock to a consultant in lieu of approximately $49,000 cash compensation for investor relation services rendered during the period.
During 2007, the Company issued 94,176 shares of its Common Stock to a consultant in lieu of $17,500 cash compensation for investor relation services rendered during the period.
Issuance of Stock Pursuant to Employee Stock Purchase Plan:
During 2008, the Company issued a total of 52,210 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at approximately $8,400. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $1,486 of compensation expense related to common stock purchases.
During 2007, the Company issued a total of 41,621 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at approximately $7,900. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $1,374 of compensation expense related to common stock purchases.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
5. Stockholders’ Equity (continued)
Grant of Stock Pursuant to Employee 401k Plan:
During 2008, the Company made its fiscal 2008 matching contribution through the issuance of a total of 258,363 shares of its common stock to the 401K benefit plan trustee for the benefit plan participants. The contribution was valued at approximately $44,000.
During 2007, the Company made its fiscal 2007 and 2006 matching contributions through the issuance of 347,065 shares of its common stock to the 401(k) benefit plan trustee for the benefit of plan participants. The contributions were valued at approximately $54,000.
Stock Option Exercises:
During 2008, 58,791 shares of the Company’s common stock were issued due to the exercise of employee common stock purchase options. The Company received proceeds of approximately $9,000 related to the option exercises.
During 2007, 150,506 shares of the Company’s common stock were issued due to the exercise of employee common stock purchase options. The Company received proceeds of approximately $23,000 related to the option exercises.
Financing Activities with David R. Vey:
Effective December 31, 2008, the Company granted 25,254,781 shares of its common stock to David R. Vey, Chairman of the Board of Directors and a principal stockholder of the Company for his election to convert $1,262,739 of outstanding principal and accrued interest due on his convertible note through December 2008. The shares were granted effective December 31, 2008 and will be issued in 2009.
Private Placement of Common Stock:
First Quarter 2008
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
Second Quarter 2008
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
Third Quarter 2008
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
Fourth Quarter 2008
The Company did not enter into any private placement transactions during the fourth quarter of 2008.
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
Registration Rights Agreements
For the 2008 and 2007 private placements of common stock, the Company did not register the issuance of the shares of common stock to the accredited investors with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and the accredited investors entered into a registration rights agreements pursuant to which the Company agreed to register for resale the shares issued to the accredited investors. Under the registration rights agreements, the Company agreed to use its best efforts to cause the registration statement to be declared effective under the Securities Act as soon as reasonably practicable and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreements and therefore, the investors in the private placements are not entitled to receive any additional benefit if the registration does not occur.
6. Stock Options and Warrants
Long-Term Incentive Plans
During 2000, the stockholders of the Company approved the 2000 Incentive Stock Option Plan (the “2000 Plan”). The 2000 Plan has replaced the 1992 Long-Term Incentive Plan (the “1992 Plan”) under which no further options will be issued. Significant provisions of the 2000 Plan include: reserving 20% of the outstanding shares for awards that may be outstanding at any one time, rather authorizing restricted stock, deferred stock, stock appreciation rights, performance awards settleable in cash or stock, and other types of awards based on stock or factors influencing the value of stock; adding provisions so that options and other performance-based awards will qualify for tax deductions; and specifying obligations relating to non-competition and proprietary information that may be imposed on optionees. The term of each Award under the 2000 Plan shall be for such period as may be determined by the Compensation Committee of the Board of Directors which administers such plan, but generally, in no event shall the term exceed a period of ten (10) years from the date of grant. Options issued under the 2000 Plan are considered outstanding until they are exercised and any other award is outstanding in the calendar year in which it is granted and for so long thereafter as it remains such to any vesting condition required by continuing employment. The Compensation Committee shall determine the term of each option, the circumstances under which an award may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
6. Stock Options and Warrants (continued)
exercise price may be paid or deemed to be paid, the form of such payment, including without limitation, cash, stock, other awards or awards granted under other plans of the Company and any subsidiary, or other property and the methods by or forms in which stock will be delivered or deemed to be delivered to participants.
Options
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between January 2009 and August 2016. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at December 31, 2006	4,313,049	$0.59
Canceled or expired	(344,800)	0.87
Granted	500,000	0.18
Exercised	(150,506)	0.15

Outstanding at December 31, 2007	4,317,743	$0.54	3.56	$0
Canceled or expired	(998,500)	0.83
Granted	—	—
Exercised	(58,791)	0.15

Outstanding at December 31, 2008	3,260,452	$0.46	3.11	$0

				Weighted
				Average
			Weighted	Remaining
Exercisable at		Exercise Price	Average	Contractual	Aggregate
Year-end	Options	Range Per Share	Exercise Price	Term (Years)	Intrinsic Value
2007	3,722,326	$0.15 to $5.13	$0.59	3.29	$0
2008	3,190,452	$0.15 to $5.13	$0.46	3.09	$0
The following table summarizes information about stock options outstanding at December 31, 2008:

	Ranges			Total
Range of exercise prices	$0.15 to $1.05	$1.35 to $2.25	$2.50 to $5.13	$0.15 to $5.13
Options outstanding	2,974,952	215,000	70,500	3,260,452
Weighted average remaining contractual life (years)	4.37	.84	1.02	3.11
Weighted average exercise price	$0.32	$1.49	$3.12	$0.46
Exercisable	2,904,952	215,000	70,500	3,190,452
Weighted average exercise price	$0.32	$1.49	$3.12	$0.46

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
6. Stock Options and Warrants (continued)
The Company estimates the fair value of common stock options at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007: no dividends paid for all years; average expected volatility of 93.4%; risk-free interest rate of 4.98% 2007, expected term range of 3.00 years.
Utilizing the above assumptions, the weighted average fair market value of employee stock options was approximately $0.10 per share for the year ended December 31, 2007.
During 2008, there were no common stock options or incentive options granted to employees of the Company. During 2007, there were 100,000 common stock options and 400,000 incentive options granted to the Vice President of Sales upon joining the Company.
Shares reserved for future issuance of common stock under the 2000 Incentive Stock Option Plan approximate 16,940,512 as of December 31, 2008.
Warrants
Warrants outstanding have been granted to Officers, Directors, stockholders and others to purchase common stock at prices ranging from $0.07 to $2.50 per share and expiring between March 2009 and December 2012. The summary of warrant activity for 2008 and 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at December 31, 2006	7,587,881	$1.09
Canceled or expired	(2,754,611)	0.77
Granted	4,963,575	0.26
Exercised	—

Outstanding at December 31, 2007	9,796,845	$0.76	1.51	$0
Canceled or expired	(2,920,300)	1.66
Granted	15,803,145	0.11
Exercised	—	—

Outstanding at December 31, 2008	22,679,690	$0.19	2.25	$126,274

				Weighted
				Average
			Weighted	Remaining
Exercisable at		Exercise Price	Average	Contractual	Aggregate
Year-end	Warrant Shares	Range Per Share	Exercise Price	Term (Years)	Intrinsic Value
2008	22,491,875	$0.07 to $2.50	$0.18	2.25	$126,274
2007	9,593,280	$0.1896 to $3.36	$0.74	1.51	$0

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
6. Stock Options and Warrants (continued)
The following table summarizes information about common stock warrants outstanding at December 31, 2008:

	Ranges			Total
Range of exercise prices	$0.07 to $1.21	$1.53 to $2.25	$2.50	$0.07 to $2.25
Outstanding	22,499,690	78,000	102,000	22,679,690
Weighted average remaining contractual life (years)	2.45	.56	.71	2.25
Weighted average exercise price	$0.18	$1.86	$2.50	$0.19
Exercisable	22,410,725	78,000	3,150	22,491,875
Weighted average exercise price	$0.18	$1.86	$2.50	$0.18
The Company estimates the fair value of common stock warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2007: no dividends paid for all years; average expected volatility range from 161% for 2008 and 93.4% for 2007; risk-free interest rates of 1.28% for 2008 and 4.55% to 4.98% for 2007, contractual term of 4.00 years for both 2008 and 2007.
In 2008, Company issued 12,627,390 warrants to purchase common stock to David Vey and 2,777,777 warrants to purchase common stock to William Rucks in conjunction with various debt refinancings as fully described in Note 4. Additionally, 397,978 warrants to purchase common stock were issued to investors of the common stock private placements as fully described in Note 5.
In 2007 Company issued 4,963,575 warrants to purchase common stock to investors of the common stock private placements as fully described in Note 5.

All warrants issued and outstanding are classified in equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
7. Contingencies
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of March 26, 2009, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002. The Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers. OSI removed the case to federal court and

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
7. Contingencies (continued)
successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the District Court for the District of Connecticut. SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract. Discovery has been completed and each party has moved for summary judgment. Those motions are currently pending. Trial will be scheduled, if necessary, after resolution of the pending motions for summary judgment. On March 24, 2009, the action was remanded to a magistrate judge for a settlement conference between the parties. The settlement conference is currently scheduled for April 17, 2009. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of December 31, 2008, included in accrued expenses and other current liabilities are advances received and accrued interest in the amount of $798,000 under this agreement. At December 31, 2007, included in other non-current liabilites are advances received in the amount of $74,000 under this agreement.
The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and will exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates; however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
8. Related Party Transactions (continued)
David Vey and Oak Harbor
In addition, as more fully described Note 4, the Company completed transactions with David R. Vey, the Company’s Chairman of its Board of Directors and Oak Harbor related to the consolidation and refinancing of certain indebtedness to David R. Vey.
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
In 2008, the Board approved a matching contribution, after plan forfeitures, of its common stock which was valued at approximately $44,000 or $0.17 per share and resulted in the issuance of 258,363 shares of the Company’s common stock in 2008 to the plan’s trustee for the benefit of plan participants.
In 2007, the Board approved a matching contribution, after plan forfeitures, of its common stock which was valued at approximately $35,000 or $0.15 per share and resulted in the issuance of 232,038 shares of the Company’s common stock in 2007 to the plan’s trustee for the benefit of plan participants.
10. Commitments
Employment agreements
The Company has employment agreements with certain key employees, which expire at various dates through 2006, however, the agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least six months prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors. As of March 31, 2009, the agreements remained in full effect.
Severance agreement
Effective January 31, 2009, the Company entered into a separation agreement with Marco Emrich, the Company’s former President, Chief Executive Officer and Director of the Company. Marco Emrich resigned his positions at the Company effective September 17, 2008. Under the terms of the separation agreement, Mr. Emrich will receive a total of $63,176 for services to the Company through and including September 17, 2008. The Company will also pay Mr. Emrich severance based on three month’s salary,

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
10. Commitments (continued)
totaling $56,250. The wages and severance amounts will be paid to Mr. Emrich on a biweekly basis over a one year period.
In addition, in lieu of cash compensation for accrued vacation, the Company will grant Mr. Emrich 450,000 shares of unrestricted common stock. The fair value of these shares was determined to be $31,500 based on the closing price of the Company’s common stock as of January 31, 2009. These shares were subsequently issued in March 2009. The Company will pay for the cost of six months of medical, dental and vision coverage for Mr. Emrich and his spouse. As of December 31, 2008, the Company has accrued severance expense of approximately $159,000 under this agreement (see Note 15).
Mr. Emrich has agreed to act as a consultant to the Company, on a limited basis, should the Company require his services, through December 31, 2009. Compensation for these consulting services would be negotiated between the Company and Mr. Emrich at such time services are requested.
Mr. Emrich is subject to certain covenants, including a non-disclosure covenant with respect to the Company’s confidential information, non-competition and non-solicitation covenants, a non-disparagement covenant, and certain other covenants.
Lease commitments
In December 2005, the Company entered into a lease for a 4,270 square foot facility to serve as its principal offices. The five (5) year lease commenced on January 1, 2006 and expires December 31, 2010. The initial annual base rent is $68,320 or $16.00 per sq. ft. and will increase $0.50 per sq. ft. in each of the remaining years of the lease.
The Company has the option to terminate the lease after January 1, 2009, with one hundred eighty (180) days prior written notice to the Landlord and paying a sum equal to the unamortized transaction costs incurred in connection with the lease amendment, plus three (3) months rent on the term expiration date.
The Company also has a software delivery and customer care office located in Minnesota. In December 2005, the Company entered into a lease for a 630 square foot facility in Plymouth, Minnesota. The lease commenced January 1, 2006 and expired December 31, 2008. The initial base annual rent was $5,000 per year or $8.42 per sq. ft. plus a yearly escalation charge of three percent (3%).
Effective February 27, 2009, the Company modified its lease for is Minnesota facility. Beginning May 1, 2009, the Company will lease an 894 square foot facility in Plymouth, Minnesota. The lease will commence on May 1, 2009 and expires April 30, 2011. The initial base annual rent is $7,020 per year or $7.85 per sq. ft. plus an escalation charge of 3.4%. The Company shall have the option to renew its lease for two (2) years by providing nine (9) months written notice to the Landlord, prior to the lease expiration.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
10. Commitments (continued)
Future minimum lease payments under these lease obligations total $168,000 and are all due per the table below (in thousands):

	2009	2010	2011	Total
Corporate Headquarters	$75	$77	$—	$152
Plymouth, MN	$7	$7	$2	$16
Total	$82	$84	$2	$168
Rent expense for 2008 and 2007 was $92,000 and $93,000, respectively.
11. Other Accrued Liabilities
Other accrued liabilities comprise the following (in thousands):

	Year ending December 31,
	2008	2007

Accrued payroll, benefits and severance	$294	$144
Accrued rent	6	7
Accrued fees and other expenses to Directors for professional services and other expenses	260	167
Note payable, general insurance	53	60
Accrued interest on debt obligations	602	796
Accrued OSI litigation expenses, including accrued interest	798	—
Miscellaneous	40	64

Total	$2,053	$1,238

12. Income Taxes
No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses for the years ended December 31, 2008 and 2007, and the Company has provided a valuation allowance against all net operating loss carryforwards.
At December 31, 2008 and 2007, the Company had a recorded net deferred tax asset of approximately $26,900,000 and $26,400,000, respectively, which primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other current deferred income tax items totaling $551,000 and $242,000, respectively. These items related primarily to accruals which may be recognized in the future for tax purposes. The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization. The valuation allowance increased by approximately $1,127,000 and $404,000 for the years ended December 31, 2008 and 2007, respectively.
At December 31, 2008 and 2007, the Company had approximately $66,000,000 and $65,000,000, respectively, in federal net loss carryforwards that expire in various years through 2028. Additionally, at December 31, 2008 and 2007, the Company had approximately $44,000,000 and $43,000,000 respectively, of state net operating loss carry-forward that expire in various years beginning in 2009 through 2016.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
12. Income Taxes (continued)
The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code, Section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carry-forwards.
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.
As of December 31, 2007, the Company had accrued $37,000 for unrecognized tax benefits. Upon adoption of FIN 48, the Company did not identify any additional uncertain tax positions that the Company did not believe met the recognition threshold under FIN 48 which is more likely than not to be sustained upon examination. Because the uncertain tax positions had not been utilized and had a full valuation allowance established, the adoption of FIN 48 had no net impact on the Company’s consolidated results of operations and financial position. All uncertain tax positions relate to unrecognized tax benefits that would not impact the effective tax rate when recognized.
The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.
Changes in the Company’s uncertain tax positions for the year ended December 31, 2008 were as follows:

Total
(In thousands)
Balance at January 1, 2008	$37
Settlements / lapses in statutes of limitation	(35)

Balance at December 31, 2008	$2

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Tax years 2005 and forward remain open for examination for federal tax purposes and tax years 2004 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2008 will remain subject to examination until the respective tax year is closed. The Company recognizes penalties and interest accrued related to income tax liabilities as an operating expense in its Consolidated Statements of Operations. No expense related to penalties and interest was recorded for the years ended December 31, 2008 and 2007.
13. Supplemental Disclosures of Cash Flow Information
     (in thousands)

	Year Ended December 31
	2008	2007

Cash paid during the year for interest	$2	$10
Conversion of debt into common stock	$495	$—
Conversion of accrued interest into common stock	$768	$—
Beneficial conversion on debt refinancings	$2,460	$—

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
14. Major Customer Transactions and Geographic Information
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
As of December 31, 2008 and 2007, the Company had obtained net revenues from significant customers/OEM distribution partners as follows:

	2008	2007

OEM distribution partner A	29%	33%
     As of December 31, 2008 and 2007, the Company had accounts receivable from significant customers/OEM accounts as follows:

	2008	2007

OEM distribution partner A	28%	52%
OEM distribution partner B	45%	14%
Substantially, all of the Company’s revenues are earned from customers in the United States.
15. Subsequent Events
Extension to Oak Harbor Note due May 15, 2009
On March 11, 2009, the Company and Oak Harbor Investment Properties, LLC (“Oak Harbor”) agreed to extend the maturity date of a promissory note (the “Note”), originally dated August 17, 2006, in the principal amount of $1,040,402 made by the Company in favor of Oak Harbor. Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Note originally had a maturity of May 1, 2009, at which time all outstanding principal and interest were due. Upon amendment, the note is payable as follows:
(i)	$400,000 of principal shall be due on November 15, 2009;

(ii)	$640,402 of principal plus accrued interest will be due on May 15, 2010.
Amendment of Surety Agreement dated November 2, 2006
On March 11, 2009, the Company and David Vey, Chairman and a shareholder of the Company, agreed to an amendment and restatement of the Surety Agreement between the parties originally dated November 2, 2006 (the “Agreement”). The Agreement extends the coverage period in the Agreement from October 28, 2008 until October 28, 2009. In addition, the amended Agreement includes a provision for automatic renewal of the Agreement for yearly periods unless the Company receives written notification of cancellation from David Vey at least 60 days prior to the expiration date.

SEDONA Corporation and Subsidiary
Notes to Consolidated Financial Statements
15. Subsequent Events (continued)
Common Stock Issuances
Subsequent to December 31, 2008, the Company issued 592,654 shares of its common stock to a consultant in lieu of approximately $44,952 cash compensation for investor relation services rendered during 2009 and 2008. Amounts related to services rendered in fiscal year 2008 of approximately $40,000 are included in accrued expenses and other current liabilities.
As described in Note 10, the Company issued 450,000 shares of its common stock to Marco A. Emrich, the Company’s former President & CEO who resigned his positions at the Company effective September 17, 2008. Under the terms of the separation agreement dated January 31, 2009, Mr. Emrich was entitled to receive in addition to certain cash compensation, 450,000 shares of unrestricted common stock.
Refinancing with William Rucks
As of December 31, 2008, the Company and Rucks had reached an agreement in principal with respect to the refinancing of certain indebtedness to Rucks in the amount of $1,000,000 as described below. However, as of the present time Rucks has not yet executed documentation relating to the restructuring of Sedona’s obligation to Rucks. While Sedona anticipates that Rucks will execute such documentation in the near future, there can be no assurance that Rucks will do so. In the event that Rucks does not execute such documentation, Sedona will have defaulted on its obligations under the Existing Rucks Notes and Rucks may seek remedies customarily available to unsecured creditors in similar circumstances.
On December 31, 2008 the Independent Committee recommended to the Board of Directors that the Company consolidate, amend, and extend the term of three convertible promissory notes previously issued by the Company to Rucks, into a single secured convertible promissory note in the principal amount of $1,000,000. On December 31, 2008, the Board of Directors approved such consolidation, amendment and extension.
Pursuant to the terms of the Amended and Restated Loan Agreement between Rucks and the Company, the following existing notes, having a total principal amount of $1,000,000 would be consolidated, amended and extended:
(i) A convertible promissory note dated July 1, 2005 in the principal amount of $250,000, as amended from time to time, which had a maturity date, as previously extended, of January 1, 2009, unless theretofore converted and bore interest at the rate of eight percent (8%) per year, which interest was due upon maturity. Rucks had the option to convert all or part of the unpaid principal and accrued but unpaid interest of such note into shares at a conversion price of $0.18 per share.
(ii) A convertible promissory note dated August 2, 2005 in the principal amount of $250,000, as amended from time to time, which had a maturity date, as previously extended, of January 1, 2009, unless theretofore converted and bore interest at the rate of eight percent (8%) per year, which interest was due upon maturity. Rucks had the option to convert all or part of the unpaid principal and accrued but unpaid interest of such note into shares at a conversion price of $0.18 per share.
(iii) A convertible note dated September 30, 2005 in the principal amount of $500,000, as amended from time to time, which had a maturity date, as previously extended, of January 1, 2009, unless theretofore converted, and bore interest at the rate of eight percent (8%) per year, which interest was due upon maturity. Rucks had the option to convert all or part of the unpaid principal and accrued but unpaid interest of such note into shares at a conversion price of $0.18 per share.
The aforementioned notes are collectively referred to below as the “Existing Rucks Notes”.
Rucks Conversion
In connection with the Refinancing Transaction, Rucks would convert all of the interest of the Existing Rucks Notes at December 31, 2008, in the amount of $268,843 into shares the Company common stock at the rate of $0.05 per share, for a total of 5,376,864 shares (the “Rucks Conversion”).
Warrants
In consideration of Rucks’ agreement to refinance the Existing Rucks Notes and to effect the Rucks Conversion, the Company will grant Rucks one (1) warrant to purchase 2,688,432 shares of Company common stock at a price of $0.07 per share. The warrant would expire in December 2012.
The New Rucks Convertible Note
In exchange for the Existing Rucks Notes, the Company would issue Rucks a consolidated convertible promissory note, in the principal amount $1,000,000 (the “New Convertible Rucks Note”). The New Rucks Convertible Note would have a maturity date of January 4, 2010, unless theretofore converted and bears interest at the rate of eight percent (8%) per year, which interest is due upon maturity. In addition, Rucks would have the option to convert all or part of the unpaid principal and accrued but unpaid interest of the New Rucks Convertible Note into shares of Company common stock at a conversion price of $0.05 per share. The number of shares which would be issuable upon conversion of the $1,000,000 principal balance of the New Rucks Convertible Note would be 20,000,000.
Rucks would have the right to demand prepayment of the New Rucks Convertible Note in full if, during the term thereof either of the following conditions is met: (a) the Company receives new funds from any source (i.e., including internal sources such as collections of accounts receivable as well as any external sources of funds such as sales of securities), other than the New Loan from Vey Associates, totaling in excess of $3,500,000 during the term of the New Rucks Convertible Note; or (b) the Company has current cash on hand in excess of $1,000,000 for a period exceeding 30 days.