Form 10-Q
period 2009-03-31
SEDONA CORP
filed 2009-05-15
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐.
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
As of May 5, 2009, there were 127,302,253 shares outstanding of the registrant’s common stock, par value $0.001 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13	$34
Accounts receivable, net	354	410
Prepaid expenses and other current assets	47	62

Total current assets	414	506

Accounts receivable, non-current	441	474
Property and equipment, net	12	13
Other non-current assets	3	3

Total non-current assets	456	490

Total assets	$870	$996

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt, net of discount	$4,536	$2,008
Accounts payable	760	663
Accrued litigation expenses	615	622
Accrued expenses and other current liabilities	1,966	2,053
Deferred and unearned revenue	737	882

Total current liabilities	8,614	6,228

Long-term debt, less current maturities	640	2,280
Deferred and unearned revenue	441	474

Total long-term liabilities	1,081	2,754

Total liabilities	9,695	8,982

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares — 1,000,000
Series A, par value $2.00, Issued and outstanding shares — 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares — 102,047,472 and 101,004,818 in 2009 and 2008, respectively	102	101
Additional paid-in-capital	71,711	71,274
Accumulated deficit	(81,638)	(80,361)

Total stockholders’ deficit	(8,825)	(7,986)

Total liabilities and stockholders’ deficit	$870	$996

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Product licenses	$98	$85
Services	206	219

Total revenues	304	304

Cost of revenues:
Services	96	48

Total cost of revenues	96	48

Gross profit	208	256

Expenses:
General and administrative	327	336
Litigation expenses	5	185
Sales, marketing and customer services	263	151
Research and development	75	164

Total operating expenses	670	836

Loss from operations	(462)	(580)

Other expense:
Interest expense	(815)	(164)
Loss on extinguishment of debt	—	(247)

Total other expense	(815)	(411)

Net loss	(1,277)	(991)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(1,307)	$(1,021)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	101,344,804	98,563,468

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net cash used in operating activities	$(621)	$(49)

Investing activities:
Purchase of equipment	(—)	(2)

Net cash used in investing activities	(—)	(2)

Financing activities:
Proceeds from other non-current liabilities	—	17
Proceeds from sale of common stock, net	—	7
Proceeds from issuance of short-term convertible note	600	—

Net cash provided by financing activities	600	24

Net increase/(decrease) in cash and cash equivalents	(21)	(27)
Cash and cash equivalents, beginning of period	34	49

Cash and cash equivalents, end of period	$13	$22

See accompanying notes to condensed consolidated financial statements

Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$1	$3

Supplemental Disclosures of Non-Cash Financing Activities

Beneficial conversion on debt issuance	$360	$—

SEDONA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The consolidated financial statements included herein for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the three month period ended March 31, 2009 are not necessarily indicative of the results to be experienced for the year ending December 31, 2009.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,277,000 realized during the three months ended March 31, 2009, the Company incurred substantial losses from operations for the year ended December 31, 2008 of approximately $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions, Inc. The Company also has negative working capital of $8,200,000 and stockholders’ deficit of $8,825,000 as of March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months and beyond as we continue (i) our research and development efforts; (ii) expand our marketing and sales activities; and (iii) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services.
The Company’s plans include: (i) leveraging existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expanding our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expanding our sales distribution agreements with service organizations for the financial services market; and (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of CRM/MRM technology.
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
The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2008 annual financial statements included in the Company’s Annual Report on Form 10-K filed on April 16, 2009.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. General and administrative expenses in the amount of $185,000 were reclassified to litigation expenses for the three months ended March 31, 2008. These reclassifications had no effect on the Company’s consolidated net loss or stockholders’ deficit.
Note #2: Property and Equipment
Property and equipment consists of:

	Three Months Ending	Year Ending
	March 31,	December 31,
	2009	2008
Machinery and equipment	$78	$78
Leasehold improvements	15	15
Purchased software for internal use	35	35

	128	128
Less accumulated depreciation and amortization	116	115

	$12	$13

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the three months ended March 31, 2009, the Company issued 592,654 shares of its common stock to a consultant in lieu of approximately $45,000 cash compensation for professional services rendered during 2008 and 2009.
The Company issued 450,000 shares of its common stock to Marco A. Emrich, the Company’s former President and CEO, who resigned his positions at the Company effective September 17, 2008. Under the terms of the separation agreement dated January 31, 2009, Mr. Emrich was entitled to receive, in addition to certain cash compensation, 450,000 shares of unrestricted common stock at a fair market value of $0.07 per share or $31,500.
Subsequent to March 31, 2009, the Company issued 25,254,781 shares of its common stock to David R. Vey related to his election on December 31, 2008 to convert $495,216 of principal due on a convertible note and $767,523 of related accrued interest into shares of common stock at a rate of $0.05 per share.
Note #4: Major Customer Transactions and Geographic Information
Since the Company’s primary sales strategy is focused on an indirect sales model, the Company’s accounts receivable and revenues are derived from a limited number of customers or OEM partners. Consequently, the Company’s trade accounts receivables and revenues are generally concentrated and any customer/partner may account for more than 10% of the total accounts receivable or revenue derived during any given quarter.

For the three months ended March 31, 2009 and 2008, the Company had obtained net revenues from significant customers/OEM distribution partners as follows:

	March 31, 2009	March 31, 2008
OEM distribution partner A	27%	33%
OEM distribution partner B	11%	—
As of March 31, 2009 and December 31, 2008, the Company had accounts receivable from significant customers/OEM accounts as follows:

	March 31, 2009	December 31, 2008
OEM distribution partner A	48%	28%
OEM distribution partner B	49%	45%
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note # 5: Earnings Per Share
Earnings Per Share requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the quarter ended March 31, 2009, the Company’s common stock equivalents, consisting of warrants to purchase 22,622,690 shares of common stock, preferred stock and debt convertible into 132,404,529 common shares, and options to 3,119,598 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the quarter ended March 31, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 12,243,622 shares of common stock, preferred stock and debt convertible into 32,159,926 common shares, and options to purchase 4,289,243 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.
Note # 6: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company seeks damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint. The parties are still engaged in preliminary motions and discovery has not yet commenced. As of May 7, 2009, no ruling by the United States District Court for the Southern District of New York has been made with regard to this matter. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.

On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002. The Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers. OSI removed the case to federal court and successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the District Court for the District of Connecticut. SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract. Discovery has been completed and each party has moved for summary judgment. Those motions are currently pending. Trial will be scheduled, if necessary, after resolution of the pending motions for summary judgment. On March 24, 2009, the action was remanded to another court for a settlement conference between the parties; the parties did not reach a settlement. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in this matter.
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note #7: Debt Obligations
Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008

Oak Harbor note	$1,040	$1,040
Consolidated convertible note with David Vey, dated December 31, 2008, net of discount of $1,873 and $2,460, respectively	2,227	1,640
Convertible note with David Vey, dated December 31, 2008, net of discount of $299	301	—
Convertible note with William Rucks	1,000	1,000
Convertibles notes with Rucks & Mitchell	600	600
Capital lease obligations	8	8

Total debt obligations	5,176	4,288
Less current maturities	4,536	2,008

Long-term debt	$640	$2,280

The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties, LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note had a maturity date of May 1, 2009, at which time all outstanding principal and interest were due. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. Effective March 11, 2009, the Oak Harbor Note was amended and the note is payable as follows: a) $400,000 of principal due on November 15, 2009; $640,402 of principal plus accrued interest will be due on May 15, 2010.
Convertible Note with David Vey
The Company refinanced its existing debt obligations with David Vey on December 31, 2008. As part of the refinancing, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000 (the “New Convertible Note”). The New Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated as of October 23, 2006.
Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000. The Company will accrete this debt discount to interest expense over the one year term of the New Convertible Note, beginning January 1, 2009, in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). For the three months ended March 31, 2009, the Company recorded accretion of the debt discount in the amount of $587,000.
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

Convertible Note with Vey Associates
On December 31, 2008, the Independent Committee recommended to the Board of Directors that the Company enter into a new agreement to borrow up to $2,250,000 from Vey Associates (the “New Loan”). Vey Associates has agreed to fund the New Loan in five (5) installments as follows:
(i) the first installment in the amount of $100,000 on or before December 31, 2008;
(ii) the second installment on or before January 15, 2009, in the amount of $300,000;
(iii) the third installment on or before March 18, 2009, in the amount of $600,000;
(iv) the fourth installment on or before May 1, 2009 in the amount of $750,000; and
(v) the fifth installment on or before September 30, 2009 in the amount of $500,000.
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009.
The Company received $600,000 under the New Loan during the three months ended March 31, 2009.
As of May 8, 2009, the Company has received total proceeds of $950,000 under the Agreement. At the request of the lender, the fourth installment of $750,000, originally due, May 1, 2009, has been amended and is due no later than June 4, 2009.
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
The fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the commitment date. The intrinsic value of the beneficial conversion feature which is the difference between the fair value per share and the conversion price aggregated for the $600,000 of funding received under the note was $360,000. The Company will accrete this debt discount to interest expense over the term of the note depending on when the funding was received, in accordance with EITF No. 98-5, and EITF No. 00-27. For the three months ended March 31, 2009, the Company recorded accretion of the debt discount in the amount of $61,000.
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

Amended and Restated Intercreditor Agreement
Mr. Vey, Vey Associates, the Company and Oak Harbor Investment Properties, LLC (“Oak Harbor”), a company in which Mr. Vey is a managing member and 35% owner, entered into an Amended and Restated Intercreditor Agreement, dated as of December 31, 2008 (the “Intercreditor Agreement”). The Intercreditor Agreement provides (i) that Oak Harbor shall have a first priority interest in substantially all of the assets of the Company with regard to the obligations of Sedona to Oak Harbor under an existing promissory note and related security agreement, and (ii) that the security interests of Vey Associates under the Vey Associates Convertible Note shall be junior to those of Oak Harbor but senior to those of Mr. Vey.
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
Approval for Additional Shares
The Articles of Incorporation of the Company provides for 175,000,000 of which 102,047,472 were issued and outstanding as of March 31, 2009. At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey required upon full conversion of notes and exercise of options and warrants. The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation to increase its authorized shares by at least an amount necessary to cover its share issuance obligations at its next annual shareholders’ meeting. Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

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
Pursuant to the Rucks Convertible Note and the Mitchell Convertible Note, Rucks and Mitchell were granted the option to convert the unpaid principal balance and accrued unpaid interest on their notes into Shares of the Company. The respective conversion prices are subject to adjustment under certain circumstances. The issuance of the Vey Convertible Note triggered such an adjustment. At the request of the Company, Rucks and Mitchell have agreed to waive their rights to have the conversion price set forth in their respective convertible notes adjusted. Evidence of such waiver is contained in certain Waivers dated as of October 23, 2006 from Rucks to the Company and from Mitchell to the Company.
The Company is currently in negotiations with Mr. Rucks to modify the agreement to extend the maturity date of the $1,000,000 in notes payable and related accrued interest which was due on January 1, 2009. The Company is currently in default of its obligation. There are no specific penalty provisions related to a default event included in the convertible notes.
Interest Expense
Interest expense consists of the following (in thousands):

	March 31, 2009	March 31, 2008

Interest expense on principal	$167	$150
Non-cash accretion of debt discount, convertible notes	648	14

Total	$815	$164

Note #8: Related Party Transaction
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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of March 31, 2009, included in accrued expenses and other current liabilities are advances received and accrued interest in the amount of $816,000 under this agreement.
The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and will exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates; however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.
David Vey and Oak Harbor
In addition, as more fully described in Note 7, the Company completed transactions with David R. Vey, the Company’s Chairman of its Board of Directors and Oak Harbor related to the consolidation and refinancing of certain indebtedness to David R. Vey.
Note #9: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $1,149 and $2,607 respectively, for share-based payments for the three months ended March 31, 2009 and 2008. As of March 31, 2009, the total expense impact of the non-vested awards is approximately $7,000 and will be recognized over a weighted-average period of 1.59 years.
Stock Option Plan
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
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between April 2009 and August 2016. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options

Stock Options:
Outstanding at December 31, 2008	3,260,452	$0.46	3.11	—
Canceled or expired	(140,854)	0.73	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2009	3,119,598	0.44	2.98	$29,224
Exercisable at March 31, 2009	3,049,598	0.45	2.96	$29,224
The following table summarizes information about stock options outstanding at March 31, 2009:

	Ranges			Total
Range of exercise prices	$0.15 to $1.03	$1.35 to $1.72	$3.16 to $5.13	$0.15 to $5.13

Options outstanding	2,851,598	215,000	53,000	3,119,598
Weighted average remaining contractual life (years)	4.24	0.59	1.02	2.98
Weighted average exercise price	$0.31	$1.49	$3.33	$0.44
Exercisable	2,781,598	215,000	53,000	3,049,598
Weighted average exercise price	$0.31	$1.49	$3.33	$0.45

Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.07 to $2.50 per share and expiring between August 2009 and December 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants

Warrants:
Outstanding at December 31, 2008	22,679,690	$0.19	2.25	$126,274
Canceled or expired	(57,000)	1.61	—	—
Granted	—	—	—	—
Outstanding at March 31, 2009	22,622,690	0.19	2.04	$1,522,351
Exercisable at March 31, 2009	22,434,875	0.18	2.40	$1,522,351
The following table summarizes information about common stock warrants outstanding at March 31, 2009

	Ranges			Total
Range of exercise prices	$0.07 to $1.21	$1.53 to $2.25	$2.50	$0.07 to $2.50

Outstanding	22,472,690	48,000	102,000	22,622,690
Weighted average remaining contractual life (years)	2.22	0.57	0.47	2.04
Weighted average exercise price	$0.18	$1.69	$2.50	$0.19
Exercisable	22,383,725	48,000	3,150	22,434,875
Weighted average exercise price	$0.17	$1.69	$2.50	$0.18
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model. No assumptions are listed for 2009, as no options or warrants have been issued during the quarter ended March 31, 2009.
All warrants issued and outstanding are classified in equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
Note #10: Recent Accounting Pronouncements
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated financial statements since the Company did not consummate any acquisitions in the three months ended March 31, 2009.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS 157 for all non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated financial statements.
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
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
SFAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. The Company believes that SFAS 162 will not have a material impact on its existing accounting methods.
FSP FAS 141(R)-1
     In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. FSP 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FASB Statement No. 141R. FSP 141R-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1, effective January 1, 2009, did not have an impact on the Company’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion no. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.
Note #11: Lease Commitments
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
Note # 12: Subsequent Events
Funding:
On December 31, 2008, Sedona Corporation (“Sedona”) entered into agreements relating to the consolidation and refinancing of certain indebtedness and the borrowing of additional funds. As part of the borrowing of additional funds, Sedona entered into a loan agreement and other related documents (the “Agreement”) to receive new funding in an aggregate maximum amount of $2,250,000.
The prior funding schedule, as amended, was as follows:
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
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal Year 2009.
As of May 8, 2009, the Company has received proceeds from total funding of $950,000 under the Agreement. At the request of the lender, the fourth installment of $750,000, originally due, May 1, 2009, has been amended and is due no later than June 4, 2009.
Departure of Directors or Principal Officer:
On September 17, 2008, the Board of Directors of the Company appointed Scott C. Edelman as Interim Chief Executive Officer and President of the Company. Mr. Edelman has served as the Co-Chairman of the Company since May 2007 and has served as a director of the Company since August 2004.
The Company has not been able to reach mutually agreeable terms with Mr. Edelman for full-time employment as President and Chief Executive Officer of the Company. Mr. Edelman tendered his resignation as President, Chief Executive Officer, Co-Chairman of the Board and Director of the Company on May 14, 2009. Mr. Edelman has agreed to continue in his consulting role to the Company for a period of time to ensure an orderly transition. David R. Vey, Chairman of the Board of Directors will serve as acting CEO.

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
Beginning in December 2008, SEDONA added sales and marketing staff to the organization to enhance the direct distribution of SEDONA CRM to the financial services industry. In addition, SEDONA also retained its indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as stand-alone offering. The Company is not an application service provider (ASP) or software as a service provider (SAAS), however, SEDONA CRM/MRM can be deployed in an ASP/SAAS environment through the Company’s distribution partners.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Open Solutions Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies, Bradford-Scott, CU ink and Share One.
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
The following is a discussion and analysis of the Company’s results of operations and financial condition for the three months ended March 31, 2009 and March 31, 2008 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2008 along with the notes to those financial statements.

Critical Accounting Policies and Estimates
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA®GeoServices, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported and disclosures in the consolidated financial statements and accompanying notes. We evaluate, on an on-going basis, our estimates and judgments, including those related to bad debts, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Product License Revenue
The Company utilizes both a direct sales model and an indirect sales model whereby it distributes its product through its distribution partners, for which the Company receives royalty payments based on percentages of the license fees charged by the distribution partners. Under the direct sales model, revenue is not recognized until the software is delivered. The Company either receives written acceptance from its clients that the software has been installed/delivered or provides receipts for the electronic delivery of the software. Under the indirect sales model, royalty fees are recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed with an end-user and monies are owed to SEDONA from the distribution partner.
As of March 31, 2009, the Company had recorded a total of approximately $698,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP/SAAS contracts that will be recognized ratably over the contract terms. This represents a 26% annual increase over the approximately $554,000 reported as of March 31, 2008.
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
Recent Accounting Pronouncements
SFAS 141(R)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated financial statements since the Company did not consummate any acquisitions in the three months ended March 31, 2009.
SFAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS 157 for all non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated financial statements.
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
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
SFAS 162
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. The Company believes that SFAS 162 will not have a material impact on its existing accounting methods.

FSP FAS 141(R)-1
     In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. FSP 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FASB Statement No. 141R. FSP 141R-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1, effective January 1, 2009, did not have an impact on the Company’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion no. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the three months ended March 31, 2009 and March 31, 2008 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2009 and 2008.
Total Revenues
Total revenues from operations remained constant for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 totaling approximately $304,000 for each quarter, respectively.
During the three months ended March 31, 2009, product license revenues increased 15% or $13,000 as compared to the three months ended March 31, 2008 due to the addition of new clients and increased royalties from our software as a service (SAAS) delivery model.
During the three months ended March 31, 2009, service fee revenue decreased by 6% or $13,000 as compared to the three months ended March 31, 2008 due to a decrease in training services. During the three months ended March 31, 2009, the Company did not complete as many training sessions for clients as compared to the three months ended March 31, 2008. The Company believes this is a timing issue and not an expected trend in training services revenues.
Cost of Revenues; Gross Profit
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support and installation services. These services are typically billed on a time and materials basis.
As a percentage of services revenue, cost of sales related to services was 47% of service revenue or $96,000 for the three months ended March 31, 2009. In comparison, cost of sales equaled 22% of service revenue or $48,000, for the three months ended March 31, 2008. The increase in cost of sales is a result of upgrading a majority of our client base to a new version of our CRM/MRM application during the first quarter of 2009.
Operations
Total operating expenses decreased 20% or $166,000 to approximately $670,000 in the three months ended March 31, 2009, compared to approximately $836,000 reported in the three months ended March 31, 2008. The decrease in services was generally attributable to a decrease in litigation expenses related to the civil action lawsuit filed against OSI (Open Solutions Inc.) on September 28, 2006 alleging a violation of a software license agreement entered into between the parties (See Note #6 Litigation). Litigation expenses totaled $5,000 for the three months ended March 31, 2009, compared to $185,000 for the same three months of 2008. Litigation expenses decreased because the discovery phase of the litigation is now complete and the motion is waiting for a trial date to be scheduled. Litigation fees and expenses incurred by the Company have been funded through an agreement with Vey Associates (See Note #8, David Vey and OSI).

In addition, the Company’s sales, marketing and customer services expenses increased 74% or $112,000 during the three months ended March 31, 2009, due to the addition of two new sales and support teams, marketing director and product manager. We anticipate that our expenditures in sales, marketing and customer services will grow in future periods as we increase our marketing penetration with new direct sales opportunities and expand the opportunities within our direct channel through the addition of new partners and resellers. The Company’s research and development expenses decreased 54% or $89,000 during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 due to a $27,000 savings in salary and benefits from the departure of one staff person in early 2008 and because of a $56,000 increase in research and development expense which were shifted to cost of revenues to reflect the time spent upgrading and supporting the roll-out of a new version of the Company’s CRM/MRM application.
As of March 31, 2009, the Company had 14 full-time employees and 1 part-time employee. In addition, the Company hires consultants where applicable to augment its staffing needs. As of March 31, 2009, the Company had 1 consultant engaged in various duties throughout the organization.
Other Expenses
Total interest expense for the three months ended March 31, 2009 increased to $815,000 compared to $164,000 reported in the three months ended March 31, 2008. The increase in interest expense reflects $648,000 of non-cash interest charges related to the accretion of debt discount on convertible notes for the three months ended March 31, 2009 as fully explained in Note 7.
Liquidity and Capital Resources
At March 31, 2009 cash and cash equivalents decreased to $13,000 compared to the December 31, 2008 amount of $34,000. For the three months ended March 31, 2008, the cash flows from operating activities resulted in a net use of cash of $621,000 compared to $49,000 for the three months ended March 31, 2008. The savings in net cash used in operations for the three months ended March 31, 2008, was primarily related to a $600,000 increase in litigation related legal liability and accounts payable, as compared to 2009.
For the three months ended March 31, 2008, cash flows from investing activities resulted in a net use of cash of $2,000 related to the purchase of equipment. The Company did not have any cash flow from investing activities for the three months ended March 31, 2009.
For the three months ended March 31, 2009, the cash flows from financing activities resulted in net cash provided by financing activities of $600,000. The Company received $600,000 in proceeds from Vey Associates under the convertible note agreement. The $600,000 represents installment payments on the December 31, 2008 agreement to provide up to $2,250,000 in financing to the Company.
For the three months ended March 31, 2008, the cash flows from investing activities resulted in net cash provided by financing activities of $24,000. Net proceeds of $7,000 were derived from the sale of the Company’s common stock to employees who participated in the employee stock purchase plan. The Company also received $17,000 in advance payments from David Vey to pay OSI litigation expenses.
At March 31, 2009, the balance due to David Vey including accrued interest relating to the OSI litigation is approximately $816,000. The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and further exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates, however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.

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
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 have matured and were payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The Company is currently in negotiations with Mr. Rucks to modify the agreement to extend the maturity date of the $1,000,000 in notes payable which was due on January 1, 2009. The Company is currently in default of this agreement. There are no penalty provisions related to a default event under this agreement.
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
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009.
As of May 8, 2009, the Company has received proceeds from total funding of $950,000 under the Agreement. At the request of the lender, the fourth installment of $750,000, originally due, May 1, 2009, has been amended and is due no later than June 4, 2009.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $1,277,000 recorded for the three months ended March 31, 2009, the Company incurred substantial losses from operations for the year ended December 31, 2008 of approximately $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions, Inc. The Company also has negative working capital of $8,200,000 and stockholders’ deficit of $8,825,000 as of March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital over the next twelve months and beyond as we continue (i) our research and development efforts; (ii) to expand our marketing and sales activities; and (iii) to hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services.
The Company’s plans include: (i) leveraging existing industry-specific associations’ sponsorship and sales distribution partnerships to acquire new customers as well as pursuing targeted direct sales opportunities; (ii) expanding our indirect sales channel by formalizing new OEM agreements with core systems providers; (iii) expanding our sales distribution agreements with service organizations for the financial services market; and (iv) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of CRM/MRM technology.
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
During the first quarter of 2009, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings — None not previously reported.

Item 2 —	Unregistered Sale of Equity Securities and Use of Proceeds — None not previously reported.

Item 3 —	Default Upon Senior Securities — None

Item 4 —	Submission of Matters to a Vote of Security Holders — None

Item 5 —	Other Information
Change in a Definitive Material Agreement
On December 31, 2008, Sedona Corporation (“Sedona”) entered into agreements relating to the consolidation and refinancing of certain indebtedness and the borrowing of additional funds. As part of the borrowing of additional funds, Sedona entered into a loan agreement and other related documents (the “Agreement”) to receive new funding in an aggregate maximum amount of $2,250,000.
The funding schedule, as amended, was as follows:
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
Payment of the fifth installment is subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal Year 2009.
As of May 8, 2009, the Company has received proceeds from total funding of $950,000 under the Agreement. At the request of the lender, the fourth installment of $750,000, originally due, May 1, 2009, has been amended and is due no later than June 4, 2009.
Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
On September 17, 2008, the Board of Directors of the Company appointed Scott C. Edelman as Interim Chief Executive Officer and President of the Company. Mr. Edelman has served as the Co-Chairman of the Company since May 2007 and has served as a director of the Company since August 2004.
The Company has not been able to reach mutually agreeable terms with Mr. Edelman for full-time employment as President and Chief Executive Officer of the Company. Mr. Edelman tendered his resignation as President, Chief Executive Officer, Co-Chairman of the Board and Director of the Company on May 14, 2009. Mr. Edelman has agreed to continue in his consulting role to the Company for a period of time to ensure an orderly transition. David R. Vey, Chairman of the Board of Directors will serve as acting CEO.

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
Thereunto duly authorized.

SEDONA CORPORATION
DATE: May 15, 2009	/s/ David R. Vey
David R. Vey
Chief Executive Officer

DATE: May 15, 2009	/s/ Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith