Form 10-Q
period 2009-06-30
SEDONA CORP
filed 2009-08-14
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files. YES ☐ NO ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ ( Do not check if a smaller reporting company )	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑.
As of August 6, 2009, there were 127,327,299 shares outstanding of the registrant’s common stock, par value $0.001 per share.

SEDONA CORPORATION AND SUBSIDIARIES

INDEX
PAGE
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations – (Unaudited) three months ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Operations – (Unaudited) six months ended June 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows – (Unaudited) six months ended June 30, 2009 and 2008	7

Notes to the Condensed Consolidated Financial Statements – June 30, 2009	8-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	33

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 – Default Upon Senior Securities	33

Item 4 – Submission of Matters to a Vote of Security Holders	33

Item 5 – Other Information	33

Item 6 – Exhibits	33

SIGNATURE PAGE	34

EXHIBIT INDEX	35

CERTIFICATIONS

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20	$34
Accounts receivable	371	410
Prepaid expenses and other current assets	33	62

Total current assets	424	506

Accounts receivable, non-current	363	474
Property and equipment, net	16	13
Other non-current assets	3	3

Total non-current assets	382	490

Total assets	$806	$996

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt, net of discount	$6,217	$2,000
Accounts payable	657	663
Accrued litigation expenses	612	622
Accrued expenses and other current liabilities	2,061	2,061
Deferred and unearned revenue	652	882

Total current liabilities	10,199	6,228

Long-term debt, less current maturities	—	2,280
Deferred and unearned revenue	363	474

Total long-term liabilities	363	2,754

Total liabilities	10,562	8,982

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares – 1,000,000
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares – 127,327,299 and 101,004,818 in 2009 and 2008, respectively	127	101
Additional paid-in-capital	72,080	71,274
Accumulated deficit	(82,963)	(80,361)

Total stockholders’ deficit	(9,756)	(7,986)

Total liabilities and stockholders’ deficit	$806	$996

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Revenues:
Product licenses	$100	$263
Services	209	207

Total revenues	309	470

Cost of revenues:
Services	115	39

Total cost of revenues	115	39

Gross profit	194	431

Expenses:
General and administrative	281	274
Litigation expenses	10	279
Sales, marketing and customer services	191	153

Research and development	70	135

Total operating expenses	552	841

Loss from operations	(358)	(410)

Other expense:
Interest expense	(967)	(162)

Total other expense	(967)	(162)

Net loss	(1,325)	(572)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(1,355)	$(602)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	119,273,567	100,038,769

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Revenues:
Product licenses	$198	$348
Services	415	426

Total revenues	613	774

Cost of revenues:
Services	211	87

Total cost of revenues	211	87

Gross profit	402	687

Expenses:
General and administrative	608	610
Litigation expenses	15	464
Sales, marketing and customer services	454	304
Research and development	145	299

Total operating expenses	1,222	1,677

Loss from operations	(820)	(990)

Other expense:
Interest expense	(1,782)	(326)
Loss on extinguishment of debt	—	(247)

Total other expense	(1782)	(573)

Net loss	(2,602)	(1,563)
Deemed dividends applicable to preferred stockholders	(60)	(60)

Loss applicable to Common Stockholders	$(2,662)	$(1,623)

Basic and diluted net loss per share applicable to common shares	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	110,358,713	99,301,118

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Net cash used in operating activities	(1,262)	$(238)

Investing activities:
Purchase of equipment	(5)	(6)

Net cash used in investing activities	(5)	(6)

Financing activities:
Proceeds from other non-current liabilities	—	113
Proceeds from the line of credit	—	85
Proceeds from sale of common stock, net	3	57
Proceeds from the exercise of stock options	—	9
Proceeds from issuance of short-term note	1,250	—

Net cash provided by financing activities	1,253	264

Net increase/(decrease) in cash and cash equivalents	(14)	20
Cash and cash equivalents, beginning of period	34	49

Cash and cash equivalents, end of period	$20	$69

See accompanying notes to condensed consolidated financial statements
Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$1	$12

Supplemental Disclosures of Non-Cash Financing Activities

Beneficial conversion on debt issuance	$750	$—

SEDONA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying condensed consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The condensed consolidated financial statements included herein for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the six month period ended June 30, 2009 are not necessarily indicative of the results to be experienced for the year ending December 31, 2009.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $2,602,000, which includes non-cash charges of $1,436,000 related to the restructuring of debt obligations realized during the six months ended June 30, 2009, the Company incurred substantial losses from operations for the year ended December 31, 2008 of approximately $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions, Inc. The Company also has negative working capital of $9,775,000 and stockholders’ deficit of $9,756,000 as of June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Current maturities of long-term debt in the amount of $8,000 were reclassified to accrued expenses for the period ended December 31, 2008. This reclassification had no effect on the Company’s consolidated net loss or stockholders’ deficit.
Note #2: Property and Equipment
Property and equipment consists of:

	Six Months Ending	Year Ending
	June 30,	December 31,
	2009	2008

Machinery and equipment	$84	$78
Leasehold improvements	15	15
Purchased software for internal use	35	35

	134	128
Less accumulated depreciation and amortization	118	115

	$16	$13

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the six months ended June 30, 2009, the Company issued 592,654 shares of its common stock to a consultant in lieu of approximately $45,000 cash compensation for professional services rendered during 2008 and 2009.
In addition, the Company issued 450,000 shares of its common stock to Marco A. Emrich, the Company’s former President and CEO, who resigned his positions at the Company effective September 17, 2008. Under the terms of the separation agreement dated January 31, 2009, Mr. Emrich was entitled to receive, in addition to certain cash compensation, 450,000 shares of unrestricted common stock at a fair market value of $0.07 per share or $31,500.
The Company also issued 25,254,781 shares of its common stock to David R. Vey. On December 31, 2008, Mr. Vey elected to convert $495,216 of principal due on a convertible note and $767,523 of related accrued interest into shares of common stock at a rate of $0.05 per share.
Issuance of Stock Pursuant to Employee Stock Purchase Plan
In April 2009, the Company issued 25,046 shares of its common stock to employees under the Employee Stock Purchase Plan. The contribution was valued at approximately $2,700.
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

For the six months ended June 30, 2009 and 2008, the Company had obtained net revenues from significant customers/OEM distribution partners as follows:

	June 30, 2009	June 30, 2008
OEM distribution partner A	26%	19%
OEM distribution partner B	15%	—
Customer	—	47%
As of June 30, 2009 and December 31, 2008, the Company had accounts receivable from significant customers/OEM accounts as follows:

	June 30, 2009	December 31, 2008
OEM distribution partner A	45%	28%
OEM distribution partner B	44%	45%
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note # 5: Earnings Per Share
Earnings Per Share requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the quarter ended June 30, 2009, the Company’s common stock equivalents, consisting of warrants to purchase 22,622,690 shares of common stock, preferred stock and debt convertible into 122,336,273 common shares, and options to purchase 2,982,598 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the quarter ended June 30, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 12,322,716 shares of common stock, preferred stock and debt convertible into 32,719,309 common shares, and options to purchase 4,230,452 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.
Note # 6: Litigation
On May 5, 2003, SEDONA filed a civil action lawsuit against numerous defendants in the United States District Court for the Southern District of New York. The Company sought damages from the defendants named, and other defendants yet to be named, in the complaint for allegedly participating in the manipulation of its common stock, fraud, misrepresentation, failure to exercise fiduciary responsibility, and/or failure to adhere to SEC trading rules and regulations, tortuous interference, conspiracy and other actions set forth in the complaint.
On March 27, 2009, the Honorable Judge Laura Swain, a federal judge in the United States District Court for the Southern District of New York, issued an opinion dismissing several of the defendants from the civil action lawsuit filed by SEDONA on May 5, 2003. SEDONA was granted the right and has filed a third amended petition against the remaining defendants and is aggressively pursuing these claims. On May 1, 2009, Amro International, S.A., Rhino Advisors, Inc., Roseworth Group., LTD., and Cambois Finance, Inc., all defendants in the May 5, 2003 action, filed suit against SEDONA and several of its former directors in Federal Court in the Southern District of New York alleging breach of a settlement agreement seeking unspecified damages and attorney’s fees and expenses. The suit is being vigorously defended by SEDONA and its former directors. The outcome of litigation proceedings is inherently uncertain and there is no assurance that the Company will prevail in either of these matters.
On June 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002. In the lawsuit, the Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers. OSI removed the case to federal court and successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the United States District Court for the District of Connecticut. SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the ..NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract. Discovery has been completed and each party has moved for summary judgment. The parties participated in oral argument before the Court concerning the summary judgment motions on June 19, 2009. Those motions are currently pending. Trial will be scheduled, if necessary, after resolution of the pending motions for summary judgment.
On March 24, 2009, the action was referred to another Magistrate Judge for a settlement conference between the parties; the parties did not reach a settlement. The outcome of litigation proceedings are inherently uncertain and there is no assurance that the Company will prevail in this matter.
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note #7: Debt Obligations
Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Oak Harbor note	$1,040	$1,040
Consolidated convertible note with David Vey, dated December 31, 2008, net of discount of $1,260 and $2,460, respectively	2,840	1,640
Convertible note with David Vey, dated December 31, 2008, net of discount of $513	737	—
Convertible note with William Rucks	1,000	1,000
Convertibles notes with Rucks & Mitchell	600	600

Total debt obligations	6,217	4,280
Less current maturities	6,217	2,000

Long-term debt	$—	$2,280

The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors.
David Vey and Oak Harbor
Oak Harbor Note
As part of a refinancing of certain obligations to Oak Harbor Investment Properties, LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Oak Harbor is a limited liability corporation in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note had a maturity date of May 1, 2009, at which time all outstanding principal and interest were due. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. Effective March 11, 2009, the Oak Harbor Note was amended and the note is payable as follows: $400,000 of principal due on November 15, 2009; $640,402 of principal plus accrued interest will be due on May 15, 2010.

Convertible Note with David Vey
The Company refinanced its existing debt obligations with David Vey on December 31, 2008. As part of the refinancing, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated December 31, 2008, in the principal amount $4,100,000 (the “New Convertible Note”). The New Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company, pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated October 23, 2006.
Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000. The Company will accrete this debt discount to interest expense over the one year term of the New Convertible Note, beginning January 1, 2009, in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). For the three and six months ended June 30, 2009, the Company recorded accretion of the debt discount in the amount of $613,000 and $1,200,000, respectively.
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
The Company received $1,250,000 under the New Loan during the six months ended June 30, 2009. Subsequent to June 30, 2009, the Company received an additional $200,000 in funding and anticipates the balance will be received by September 30, 2009.
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
The fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the commitment date. The intrinsic value of the beneficial conversion feature which is the difference between the fair value per share and the conversion price aggregated for the $1,250,000 of funding received under the note was $750,000. The Company will accrete this debt discount to interest expense over the term of the note depending on when the funding was received, in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). For the three and six months ended June 30, 2009, the Company recorded accretion of the debt discount in the amount of $176,000 and $237,000, respectively.
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
The Vey Associates Convertible Note is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 31, 2008 between the Company and Vey Associates (the “Vey Associates Security Agreement”).
Amended and Restated Intercreditor Agreement
Mr. Vey, Vey Associates, the Company and Oak Harbor Investment Properties, LLC (“Oak Harbor”), a company in which Mr. Vey is a managing member and 35% owner, entered into an Amended and Restated Intercreditor Agreement, dated December 31, 2008 (the “Intercreditor Agreement”). The Intercreditor Agreement provides (i) that Oak Harbor shall have a first priority interest in substantially all of the assets of the Company with regard to the obligations of Sedona to Oak Harbor under an existing promissory note and related security agreement, and (ii) that the security interests of Vey Associates under the Vey Associates Convertible Note shall be junior to those of Oak Harbor but senior to those of Mr. Vey.
Security Agreement
The Oak Harbor Note is secured by substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated August 17, 2006 between the Company and Oak Harbor (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Security Agreement between Oak Harbor and the Company effective January 13, 2003 which granted to Oak Harbor a lien and security interest in the assets of the Company (the “Oak Harbor Security Agreement”). The changes to the Security Agreement were effected by the Amended and Restated Security Agreement which include: (i) the modification of the term “Obligations” to mean all of the obligations, indebtedness, and liabilities of the Company to Oak Harbor and Vey; (ii) the acknowledgement and consent of Oak Harbor to the grant of a subordinate security interest in the assets of the Company set forth in the Amended Security Agreement (the “Collateral”) to Vey; and (iii) the modification of Appendix A to the Security Agreement to reflect the current outstanding permitted liens in the Collateral and references the subordinate security interest to the Collateral granted to Vey pursuant to the Security Agreement between the Company and Vey dated October 23, 2006 (the “Vey Security Agreement”).

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
Approval for Additional Shares
The Articles of Incorporation of the Company provides for 175,000,000 of which 127,327,299 were issued and outstanding as of June 30, 2009. At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey required upon full conversion of notes and exercise of options and warrants. The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation to increase its authorized shares by at least an amount necessary to cover its share issuance obligations at its next annual shareholders’ meeting. Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.
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
The Company is currently in negotiations with Mr. Rucks to modify the agreement to extend the maturity date of the $1,000,000 in notes payable and related accrued interest which was due January 1, 2009. The Company is currently in default of its obligations. There are no specific penalty provisions related to a default event included in the convertible notes.

Interest Expense
Interest expense consists of the following (in thousands):

	Three months ending	Three months ending
	June 30, 2009	June 30, 2008

Interest expense on principal	$179	$149
Non-cash amortization of debt discount, convertible notes	788	13

Total	$967	$162

	Six months ending	Six months ending
	June 30, 2009	June 30, 2008

Interest expense on principal	$346	$299
Non-cash amortization of debt discount, convertible notes	1,436	27

Total	$1,782	$326

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
Under the agreement, Vey Associates will advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA will receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA shall accrue interest at a rate of ten (10%) percent per year. As of June 30, 2009, included in accrued expenses and other current liabilities are advances received and accrued interest in the amount of $836,000 under this agreement.
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
Note # 9: Stock Options & Warrants
Beginning January 1, 2006, the Company adopted Statement No. 123(R). The Company recorded total compensation expense of $2,298 and $5,214 respectively, for share-based payments for the six months ended June 30, 2009 and 2008. As of June 30, 2009, the total expense impact of the non-vested awards is approximately $6,100 and will be recognized over a weighted-average period of 1.34 years.

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
Options
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between November 2009 and August 2016. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options

Stock Options:
Outstanding at December 31, 2008	3,260,452	$0.46	3.11	—
Canceled or expired	(277,854)	0.96	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2009	2,982,598	0.41	3.13	—
Exercisable at June 30, 2009	2,912,598	0.42	3.10	—

The following table summarizes information about stock options outstanding at June 30, 2009:

	Ranges			Total
Range of exercise prices	$0.15 to $1.03	$1.35 to $1.72	$3.16 to $5.13	$0.15 to $5.13
Options outstanding	2,784,598	145,000	53,000	2,982,598
Weighted average remaining contractual life (years)	4.34	0.57	0.77	3.12
Weighted average exercise price	$0.29	$1.56	$3.33	$0.41
Exercisable	2,714,598	145,000	53,000	2,912,598
Weighted average exercise price	$0.30	$1.56	$3.33	$0.42
Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.07 to $2.50 per share and expiring between August 2009 and December 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants
Warrants:
Outstanding at December 31, 2008	22,679,690	$0.19	2.25	$126,274
Canceled or expired	(57,000)	1.61	—	—
Granted	—	—	—	—
Outstanding at June 30, 2009	22,622,690	0.19	1.80	$883,917
Exercisable at June 30, 2009	22,434,875	0.18	1.93	$883,917
The following table summarizes information about common stock warrants outstanding at June 30, 2009

	Ranges			Total
Range of exercise prices	$0.07 to $1.21	$1.53 to $2.25	$2.50	$0.07 to $2.50
Outstanding	22,472,690	48,000	102,000	22,622,690
Weighted average remaining contractual life (years)	1.97	0.33	0.22	1.80
Weighted average exercise price	$0.18	$1.69	$2.50	$0.19
Exercisable	22,383,725	48,000	3,150	22,434,875
Weighted average exercise price	$0.17	$1.69	$2.50	$0.18
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model. No assumptions are listed for 2009, as no options or warrants have been issued during the six months ended June 30, 2009.
All warrants issued and outstanding are classified in equity, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Note #10: Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS 157 did not have an impact on the Company’s condensed consolidated financial statements.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company’s condensed consolidated financial statements since the Company did not consummate any acquisitions in the six months ended June 30, 2009.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
FSP FAS 157-3
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.
FSP FAS 157-4
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3. This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.
FSP FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Because FSP FAS 107-1 and APB 18-1 apply only to financial statement disclosure, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
FSP FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”). This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS 165
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 in the second quarter ending June 30, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.
FSP FAS 141(R)-1
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009.
SFAS 166
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”), which amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.
SFAS 167
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 . The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
SFAS 168
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of GAAP and establishes the codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements. The Company will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the codification.
Note #11: Lease Commitments
Effective February 27, 2009, the Company modified its lease for its Minnesota facility. Beginning May 1, 2009, the Company leased an 894 square foot facility in Plymouth, Minnesota. The lease commenced on May 1, 2009 and expires April 30, 2011. The initial base annual rent is $7,020 per year or $7.85 per sq. ft. plus an escalation charge of 3.4%. The Company has the option to renew its lease for two (2) years by providing nine (9) months written notice to the Landlord, prior to the lease expiration. Annual base rent for the Minnesota office is projected to be approximately $6,400 in 2009.
Note #12: Subsequent Events
Company management evaluated all events subsequent from June 30, 2009 through the date the accompanying condensed consolidated financial statements were issued on August 14, 2009. Subsequent to June 30, 2009, the Company received an additional $200,000 in funding from Vey Associates. The funds are part of the December 31, 2008, $2.250 million loan to the Company. To-date, the Company has received $1,450,000 of the $2,250,000 commitment.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
See Condensed Consolidated Financial Statements beginning on page 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Open Solutions Inc.; Connecticut Online Computer Center, Inc.; Profit Technologies, Bradford-Scott; CU ink and Share One.
Recent Business Developments
On September 17, 2008, the Board of Directors of the Company appointed Scott C. Edelman as Interim Chief Executive Officer and President of the Company. Mr. Edelman tendered his resignation to the Company on May 14, 2009. During his tenure as Interim Chief Executive Officer and President, Mr. Edelman introduced several experts skilled at developing and growing companies similar to SEDONA in technology and market focus. With this expertise, the Company is continuing to re-architect its product suite to enable rapid deployment and partnering of new capabilities. This includes the ability to integrate third-party solutions for contact management, demographic and psychographic information services, performance assessment and profitability management, and digital publishing on both installed and SAAS platforms. This new product platform fully exploits the Company’s unique capabilities in data warehousing, data mining and predictive analytics.
The Company’s new vision is to provide advanced technology solutions throughout the entire lifecycle of the financial institution. The new architecture facilitates financial institution performance by supporting the transition from processing agent to trusted advisor. Through the end of 2009, the Company will be releasing a series of new products and services that will expand the Company’s market presence from the smallest community bank and credit union to the largest global financial institution-improving risk management, customer retention, growth and profitability from teller to bank president to banking conglomerate CEO.
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
The following is a discussion and analysis of the Company’s results of operations and financial condition for the six months ended June 30, 2009 and June 30, 2008 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2008 along with the notes to those financial statements.

Critical Accounting Policies
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA®GeoServices, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported and disclosures in the condensed consolidated financial statements and accompanying notes. We evaluate, on an on-going basis, our estimates and judgments, including those related to bad debts, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
As of June 30, 2009, the Company had recorded a total of approximately $585,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP/SAAS contracts that will be recognized ratably over the contract terms. This represents a 13% annual decrease over the approximately $676,000 reported as of June 30, 2008.
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS 157 did not have an impact on the Company’s condensed consolidated financial statements.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company’s condensed consolidated financial statements since the Company did not consummate any acquisitions in the six months ended June 30, 2009.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-

controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
FSP FAS 157-3
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.
FSP FAS 157-4
In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3. This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.
FSP FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Because FSP FAS 107-1 and APB 18-1 apply only to financial statement disclosure, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
FSP FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”). This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
SFAS 165
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 in the second quarter ending June 30, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.
FSP FAS 141(R)-1
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009.
SFAS 166
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”), which amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.
SFAS 167
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 . The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

SFAS 168
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of GAAP and establishes the codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements. The Company will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the codification.
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the six months ended June 30, 2009 and June 30, 2008 and should be read in conjunction with the Company’s Condensed consolidated Financial Statements and the notes related thereto for the six months ended June 30, 2009 and 2008.
Total Revenues
Total revenues for the three months ended June 30, 2009 and 2008 were $309,000 and $470,000, respectively. Revenue from license fees and royalties totaled $100,000 and $263,000 for the three months ended June 30, 2009 and 2008, respectively. Revenues from license fees and royalties declined $163,000 or 62% because of a decrease in quarterly direct license sales on a comparative basis. During the three months ended June 30, 2008, the Company recognized $209,000 in services revenue compared to $207,000 during the same three months in 2008.
For the six months ended June 30, 2009 and 2008, total revenues were $613,000 and $774,000, respectively. Revenue from license fees declined 43% to $198,000 compared to $348,000 for the six months ended June 30, 2009 and 2008, respectively. The $150,000 decrease in license fee revenue is a result of decreased direct license sales. The Company believes the shift in license revenue is a timing issue and not an expected trend for fiscal year 2009.
Cost of Revenues; Gross Profit
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support, and installation services. These services are typically billed on a time and materials basis.
As a percentage of services revenue, cost of sales related to services was 55% of service revenue or $115,000 for the three months ended June 30, 2009. In comparison, cost of sales equaled 19% of service revenue or $39,000, for the three months ended June 30, 2008. The increase in cost of sales is a result of upgrading the client base to a new version of our CRM/MRM application during the three months ended June 30, 2009.
For the six months ended June 30, 2009, cost of sales related to services was 51% of service revenue or $211,000. In comparison, cost of sales equaled 20% of service revenue or $87,000 for the six months ended June 30, 2008. The increase in cost of sales is a result of the service and support costs attributable to releasing a new version of our CRM/MRM application.

Operations
Total operating expenses decreased 34% or $289,000 to $552,000 in the three months ended June 30, 2009, compared to $841,000 reported in the three months ended June 30, 2008. The decrease in expenses was generally attributable to a decrease in litigation expenses related to the civil action lawsuit filed against OSI (Open Solutions Inc.) on September 28, 2006 alleging a violation of a software license agreement entered into between the parties (See Note #6 Litigation). Litigation expenses totaled $10,000 for the three months ended June 30, 2009, compared to $279,000 for the three months ended June 30, 2008. Litigation expenses decreased because the discovery phase of the litigation is complete and the motion is waiting for a trial date to be scheduled, if necessary. Litigation fees and expenses incurred by the Company have been funded through an agreement with Vey Associates (See Note #8, David Vey and OSI).
Total operating expenses decreased 27% or $455,000 to $1,222,000 in the six months ended June 30, 2009, compared to $1,677,000 reported in the six months ended June 30, 2008. The decrease in services was attributable to a decrease in litigation expenses related to the civil action lawsuit filed against OSI (Open Solutions Inc.) on September 28, 2006, as reported above.
The Company’s general and administrative expenses remained relatively constant for the three and six months ended June 30, 2009.
The Company’s sales, marketing and customer services expenses increased 25% or $38,000 to $191,000 for the three months ended June 30, 2009, due to the addition of two new sales and support teams, marketing director and product manager. We anticipate that our expenditures in sales, marketing and customer services will grow in future periods as we increase our marketing penetration with new direct sales opportunities and expand the opportunities within our direct channel through the addition of new partners and resellers.
For the six months ended June 30, 2009, sales, marketing and customer services expenses increased 49% or $150,000 to $454,000 due to the continued expansion of our sales and support efforts.
The Company’s research and development expenses decreased 48% or $65,000 to $70,000 for the three months ended June 30, 2009, as compared to $135,000 for the three months ended June 30, 2008. Overall, research and development expenses did not decrease but were shifted to cost of revenues to reflect the time spent upgrading and supporting the roll-out of a new version of the Company’s CRM/MRM application. Research and development expenses decreased 52% or $154,000 to $145,000 for the six months ended June 30, 2009 due to the shift of expenses to costs of revenues to reflect the service and support costs attributable to releasing a new version of our CRM/MRM application.
As of June 30, 2009, the Company had sixteen employees. In addition, the Company hires consultants where applicable to augment its staffing needs. As of June 30, 2009, the Company had one consultant engaged in various duties throughout the organization.
Other Expenses
Total interest expense for the three months ended June 30, 2009 increased to $967,000 compared to $162,000 report in three months ended June 30, 2008. The increase in interest expense reflects $775,000 of non-cash interest charged related to the accretion of debt discount on convertible notes for the three months ended June 30, 2009, as fully explained in Note 7.
Total interest expense for the six months ended June 30, 2009 increased to $1,782,000 compared to $326,000 reported in six months ended June 30, 2008. The increase in interest expense reflects $1,436,000 of non-cash interest charged related to the accretion of debt discount on convertible notes for the six months ended June 30, 2009, as fully explained in Note 7. In addition, for the six months ended June 30, 2008, the Company recorded $247,000 loss on extinguishment of debt.

Liquidity and Capital Resources
At June 30, 2009 cash and cash equivalents decreased to $20,000 compared to the December 31, 2008 amount of $34,000. For the six months ended June 30, 2009, the cash flows from operating activities resulted in a net use of cash of $1,262,000 compared to $238,000 for the six months ended June 30, 2008. The increase in net cash used in operations for the six months ended June 30, 2009, was primarily related to a decrease in accounts payable and accrued liabilities, as compared to 2008.
For the six months ended June 30, 2009, cash flows from investing activities resulted in a net use of cash of $5,000 related to the purchase of equipment. For the six months ended June 30, 2008, cash flows from investing activities resulted in a net use of cash of $6,000 related to the purchase of office equipment and software.
For the six months ended June 30, 2009, the cash flows from financing activities resulted in net cash provided by financing activities of $1,253,000. The Company received $1,250,000 in proceeds from Vey Associates under the convertible note agreement. The $1,250,000 represents installment payments on the December 31, 2008 agreement to provide up to $2,250,000 in financing to the Company.
For the six months ended June 30, 2008, the cash flows from financing activities resulted in net cash provided by financing activities of $264,000. The proceeds were derived from the sale of the Company’s common stock in private placement transactions and from the exercise of stock options totaling $66,000. The Company also received $85,000 in proceeds from its line of credit. In addition, the Company received $113,000 in advance payments from David Vey to fund the OSI litigation. See Note 9 for additional information.
At June 30, 2009, the balance due to David Vey including accrued interest relating to the OSI litigation is approximately $836,000. The Company anticipates that it will continue to incur litigation expenses related to the OSI matter and further exceed the $750,000 limit in the agreement with Vey Associates. The Company is currently negotiating an increase in the funding limit with Vey Associates, however, there can be no assurances that Vey Associates will agree to advance funds in excess of the $750,000 limit.
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
The Company received $1,250,000 under the New Loan during the six months ended June 30, 2009. Subsequent to June 30, 2009, the Company received an additional $200,000 in funding and anticipates the balance will be received by September 30, 2009.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $2,602,000 which includes non-cash charges of $1,436,000 related to the restructuring of debt obligations, realized for the six months ended June 30, 2009, the Company incurred substantial losses from operations for the year ended December 31, 2008 of approximately $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions, Inc. The Company also has negative working capital of $9,775,000 and stockholders’ deficit of $9,756,000 as of June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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
During the six months ended June 30, 2009, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings - None not previously reported.
Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds - None not previously reported.
Item 3 - Default Upon Senior Securities - None
Item 4 - Submission of Matters to a Vote of Security Holders - None
Item 5 - Other Information
Item 6 - Exhibits

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
Thereunto duly authorized.

SEDONA CORPORATION
DATE: August 14, 2009	/S/ David R. Vey
David R. Vey
Chief Executive Officer

DATE: August 14, 2009	/S/ Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith