Form 10-Q
period 2009-09-30
SEDONA CORP
filed 2009-11-16
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No☑.
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
As of November 9, 2009 there were 127,364,064 shares outstanding of the registrant’s common stock, par value $0.001 per share.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101	$34
Accounts receivable	802	410
Prepaid expenses and other current assets	13	62

Total current assets	916	506

Accounts receivable, non-current	718	474
Property and equipment, net	16	13
Other non-current assets	3	3

Total non-current assets	737	490

Total assets	$1,653	$996

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt, net of discount	$7,308	$2,000
Accounts payable	624	663
Accrued litigation expenses	634	622
Accrued expenses and other current liabilities	1,404	2,061
Deferred and unearned revenue	1,119	882

Total current liabilities	11,089	6,228

Long-term debt, less current maturities	—	2,280
Deferred and unearned revenue	718	474

Total long-term liabilities	718	2,754

Total liabilities	11,807	8,982

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares — 1,000,000
Series A, par value $2.00, Issued and outstanding shares — 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares —175,000,000, Issued and outstanding shares — 127,364,064 and 101,004,818 in 2009 and 2008, respectively	127	101
Additional paid-in-capital	73,155	71,274
Accumulated deficit	(84,436)	(80,361)

Total stockholders’ deficit	(10,154)	(7,986)

Total liabilities and stockholders’ deficit	$1,653	$996

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Revenues:
Product licenses	$106	$94
Services	228	213

Total revenues	334	307

Cost of revenues:
Services	84	67

Total cost of revenues	84	67

Gross profit	250	240

Expenses:
General and administrative	281	453
Litigation expenses	10	232
Sales, marketing and customer services	214	100
Research and development	95	115

Total operating expenses	600	900

Loss from operations	(350)	(660)

Other expense:
Interest expense	(1,123)	(167)

Total other expense	(1,123)	(167)

Net loss	(1,473)	(827)
Deemed dividends applicable to preferred stockholders	(30)	(30)

Loss applicable to Common Stockholders	$(1,503)	$(857)

Basic and diluted net loss per share applicable to common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	127,335,691	100,441,516

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Revenues:
Product licenses	$304	$442
Services	643	639

Total revenues	947	1,081

Cost of revenues:
Services	295	154

Total cost of revenues	295	154

Gross profit	652	927

Expenses:
General and administrative	889	1,063
Litigation expenses	25	696
Sales, marketing and customer services	668	404
Research and development	240	414

Total operating expenses	1,822	2,577

Loss from operations	(1,170)	(1,650)

Other expense:
Interest expense	(2,905)	(493)
Loss on extinguishment of debt	—	(247)

Total other expense	(2,905)	(740)

Net loss	(4,075)	(2,390)
Deemed dividends applicable to preferred stockholders	(90)	(90)

Loss applicable to Common Stockholders	$(4,165)	$(2,480)

Basic and diluted net loss per share applicable to common shares	$(0.04)	$(0.02)

Basic and diluted weighted average common shares outstanding	116,079,891	99,691,479

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Net cash used in operating activities	(1,554)	$(815)

Investing activities:
Purchase of equipment	(7)	(6)

Net cash used in investing activities	(7)	(6)

Financing activities:
Proceeds from other non-current liabilities	—	535
Proceeds from the line of credit	—	160
Proceeds from sale of common stock, net	3	108
Proceeds from the exercise of stock options	—	9
Proceeds from issuance of short-term note	1,625	—

Net cash provided by financing activities	1,628	812

Net increase/(decrease) in cash and cash equivalents	67	(9)
Cash and cash equivalents, beginning of period	34	49

Cash and cash equivalents, end of period	$101	$40

See accompanying notes to condensed consolidated financial statements
Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$1	$18

Supplemental Disclosures of Non-Cash Financing Activities

Beneficial conversion on debt issuance	$975	$—

Forgiveness of OSI litigation liability	$846	$—

SEDONA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note #1: General
The accompanying condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of income for the three and nine months ended September 30, 2009 and September 30, 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and September 30, 2008 are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”). All significant intercompany transactions and balances have been eliminated.
The condensed consolidated financial statements included herein for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in accordance with accounting principles generally accepted in the United States. The results of operations experienced for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be experienced for the year ending December 31, 2009.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $4,075,000, which includes non-cash charges of $2,377,000 related to the restructuring of debt obligations realized during the nine months ended September 30, 2009, the Company incurred substantial losses from operations for the year ended December 31, 2008 of approximately $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions, Inc. The Company also has negative working capital of $10,173,000 and stockholders’ deficit of $10,154,000 as of September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital during the next twelve months and beyond as we continue (i) our research and development efforts; (ii) expand our marketing and sales activities; and (iii) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services. For the Company to meet its business objectives, highly qualified personnel of the requisite caliber must be recruited and retained. The addition of this experienced staff will require substantial increases to the employee stock purchase plan.
The Company’s plans include: (i) continuing to develop a direct sales staff to increase our market penetration and increase our average price per sale; (ii) expanding our sales distribution agreements with service organizations for the financial services market; (iii) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of our technologies; and (iv) introducing new product and services for improving financial performance at each stage of the customer and institutional lifecycle.
The Company plans to pursue additional fundraising activities with existing and potential new investors. Our plans include raising additional capital through public or private sale of equity or debt securities, debt financing, short-term loans, or a combination of the foregoing. In addition, the Company is currently evaluating the options to best restructure its existing debt obligations in order to attract additional investment in combination with assessing other synergistic opportunities with the goal of improving the Company’s balance sheet and liquidity position. There can be no assurances that the Company will succeed in its plan to obtain any such financing or that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to the

Company and our stockholders. In addition, if we raise additional funds through the issuance of equity securities, dilution to our existing shareholders would likely result.
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
We have evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.
Note #2: Property and Equipment
Property and equipment consists of:

	Nine Months Ending	Year Ending
	September 30,	December 31,
	2009	2008

Machinery and equipment	$86	$78
Leasehold improvements	15	15
Purchased software for internal use	35	35

	136	128
Less accumulated depreciation and amortization	120	115
	$16	$13

Note #3: Stockholders’ Equity and Other Financing Activities
Issuance of Stock for Professional Services:
During the nine months ended September 30, 2009, the Company issued 629,419 shares of its common stock to a consultant in lieu of approximately $47,000 cash compensation for professional services rendered during 2009 and 2008.
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
Note #4: Major Customer Transactions and Geographic Information
Since a portion of the Company’s sales are derived from our relationships with our strategic business partners, the Company’s accounts receivable and revenues are derived from a limited number of customers or OEM partners. Consequently, the Company’s trade accounts receivables and revenues are generally concentrated and any customer/partner may account for more than 10% of the total accounts receivable or revenue derived during any given quarter.
For the nine months ended September 30, 2009 and 2008, the Company had obtained net revenues from significant customers/OEM distribution partners as follows:

	September 30, 2009	September 30, 2008
OEM distribution partner A	27%	35%
OEM distribution partner B	13%	—
As of September 30, 2009 and December 31, 2008, the Company had accounts receivable from significant customers/OEM accounts as follows:

	September 30, 2009	December 31, 2008
OEM distribution partner A	24%	28%
OEM distribution partner B	47%	45%
Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.
Note # 5: Earnings Per Share
Earnings Per Share requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive. For the quarter ended September 30, 2009, the Company’s common stock equivalents, consisting of warrants to purchase 22,408,940 shares of common stock, preferred stock and debt convertible into 132,254,928 common shares, and options to purchase 2,982,598 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the quarter ended September 30, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 12,516,600 shares of common stock, preferred stock and debt convertible into 33,284,834 common shares, and options to purchase 3,755,450 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.
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
On September 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002. In the lawsuit, the Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers. OSI removed the case to federal court and successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the United States District Court for the District of Connecticut. SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171. In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision. OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract. Discovery was completed and each party has moved for summary judgment. The parties participated in oral argument before the Court concerning the summary judgment motions on September 19, 2009.
In a ruling filed August 19, 2009, the court denied SEDONA’s motion for summary judgment on claims that OSI was required to pay royalties on the sale of the cView product and that failure to pay such royalties and disclosure of confidential information to the offshore development company constituted a breach of contract. Further, the court denied OSI’s motion for summary judgment on claims that SEDONA was in breach of contract for demanding royalty payments, while accepting OSI’s claim that cView was a license enhancement not subject to royalties (see Note 8).
No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.
Note #7: Debt Obligations
Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008

Oak Harbor note	$1,040	$1,040
$4,100 consolidated convertible note with David Vey, dated December 31, 2008, net of discount of $640 and $2,460, respectively	3,460	1,640
$1,625 convertible note with David Vey, dated December 31, 2008, net of discount of $417	1,208	—
Convertible note with William Rucks	1,000	1,000
Convertibles notes with Rucks & Mitchell	600	600
Total debt obligations	7,308	4,280
Less current maturities	7,308	2,000

Long-term debt	$—	$2,280

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
Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000. The Company began accreting this debt discount to interest expense over the one year term of the New Convertible Note, commencing January 1, 2009. For the three and nine months ended September 30, 2009, the Company recorded accretion of the debt discount of approximately $620,000 and $1,820,000 respectively.
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
The Company received $1,625,000 under the New Loan during the nine months ended September 30, 2009.
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
The fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the commitment date. The intrinsic value of the beneficial conversion feature which is the difference between the fair value per share and the conversion price aggregated for the $1,625,000 of funding received under the note was $975,000. The Company will accrete this debt discount to interest expense over the term of the note depending on when the funding was received. For the three and nine months ended September 30, 2009, the Company recorded accretion of the debt discount in the amount of approximately $321,000 and $558,000, respectively.
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
Approval for Additional Shares
The Articles of Incorporation of the Company provides for 175,000,000 of which 127,364,064 were issued and outstanding as of September 30, 2009. At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey required upon full conversion of notes and exercise of options and warrants. The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation to increase its authorized shares by at least an amount necessary to cover its share issuance obligations at its next annual shareholders’ meeting. Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

Rucks and Mitchell
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 shall mature and are payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exception of stock and stock options issued to the Company’s employees and directors only. As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrants range from $0.30 to $0.35 per share.
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
Interest Expense
Interest expense consists of the following (in thousands):

	Three months ending	Three months ending
	September 30, 2009	September 30, 2008

Interest expense on principal	$182	$162
Non-cash amortization of debt discount, convertible notes	941	5

Total	$1,123	$167

	Nine months ending	Nine months ending
	September 30, 2009	September 30, 2008

Interest expense on principal	$528	$461
Non-cash amortization of debt discount, convertible notes	2,377	32

Total	$2,905	$493

Note #8: Related Party Transaction
David Vey and OSI Litigation
On September 4, 2007, SEDONA entered into an agreement with Vey Associates, Inc. in which Vey Associates agreed to provide funding to assist SEDONA in the payment of certain fees and expenses related to the lawsuit captioned Sedona Corp. v. Open Solutions, Inc., (“OSI”)Action No. 3:07-CV-00171-VLB (the “litigation”), in the United States District Court for the District of Connecticut. David Vey, the Chairman and a shareholder of SEDONA, is an officer, director and majority shareholder of Vey Associates, Inc.
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
In a ruling filed August 19, 2009, as more fully described in Note 6, the court denied SEDONA’s motion for summary judgment. In accordance with the terms of the litigation support agreement, the Company had no obligation to repay any sums to Vey Associates and reclassified approximately $846,000 of principal and accrued interest to additional paid in capital.
David Vey and Oak Harbor
In addition, as more fully described in Note 7, the Company completed transactions with David R. Vey, the Company’s Chairman of its Board of Directors and Oak Harbor related to the consolidation and refinancing of certain indebtedness to David R. Vey.
Note # 9: Stock Options & Warrants
The Company recorded total compensation expense of $3,447 and $6,363 respectively, for share-based payments for the nine months ended September 30, 2009 and 2008. As of September 30, 2009, the total expense impact of the non-vested awards is approximately $5,000 and will be recognized over a weighted-average period of 1.10 years.
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
Options
Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between November 2009 and August 2016. All options were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under these Plans were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money options

Stock Options:
Outstanding at December 31, 2008	3,260,452	$0.46	3.11	—
Canceled or expired	(277,854)	0.96	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2009	2,982,598	0.41	2.87	—
Exercisable at September 30, 2009	2,922,598	0.41	2.85	—
The following table summarizes information about stock options outstanding at September 30, 2009:

	Ranges			Total
Range of exercise prices	$0.15 to $1.03	$1.35 to $1.72	$3.16 to $5.13	$0.15 to $5.13
Options outstanding	2,784,598	145,000	53,000	2,982,598
Weighted average remaining contractual life (years)	4.08	0.32	0.52	2.87
Weighted average exercise price	$0.29	$1.56	$3.33	$0.41
Exercisable	2,724,598	145,000	53,000	2,922,598
Weighted average exercise price	$0.30	$1.56	$3.33	$0.41

Warrants
Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.07 to $1.53 per share and expiring between November 2009 and December 2012. All warrants were granted at or above the fair market value of the underlying common stock on the grant date. Transactions under the plan were as follows:

			Weighted
			Average Value of
		Weighted	remaining	Aggregate intrinsic
		Average	contractual terms	value of in-the-
	Shares	Exercise Price	(years)	money warrants

Warrants:
Outstanding at December 31, 2008	22,679,690	$0.19	2.25	$126,274
Canceled or expired	(270,750)	1.75	—	—
Granted	—	—	—	—
Outstanding at September 30, 2009	22,408,940	0.18	1.70	$126,274
Exercisable at September 30, 2009	22,408,940	0.18	1.70	$126,274
The following table summarizes information about common stock warrants outstanding at September 30, 2009

	Ranges			Total
Range of exercise prices	$0.07 to $0.35	$0.51 to $0.91	$1.03 to $1.53	$0.07 to $1.53
Outstanding	21,966,720	214,570	227,650	22,408,940
Weighted average remaining contractual life (years)	1.73	2.31	0.94	1.70
Weighted average exercise price	$0.16	$0.72	$1.18	$0.18
Exercisable	21,966,720	214,570	227,650	22,408,940
Weighted average exercise price	$0.16	$0.72	$1.18	$0.18
The Company estimates the fair value of each common stock option and warrant to purchase common stock at the grant date by using the Black-Scholes option-pricing model. No assumptions are listed for 2009, as no options or warrants have been issued during the nine months ended September 30, 2009.
All warrants issued and outstanding are classified in equity.
Note #10: Recent Accounting Pronouncements
     In September 2009, the Company adopted ASC Topic 105-10-05 (“ASC 105-10-05”), which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”). ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.

     In September 2006, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Value Measurements and Disclosures.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This standard was effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of this standard for financial assets and liabilities, effective January 1, 2008, and for non-financial assets and non-financial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position and results of operations.
     In December 2007, the FASB issued an accounting standard codified within ASC Topic 805, “Business combinations,” which changed the accounting for business acquisitions. This standard establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued an accounting standard codified within ASC Topic 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities from contingencies in a business combination. The standard requires that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with ASC Topic 450 “Contingencies.” Both standards were effective for the Company as of January 1, 2009 and did not have an impact on the Company’s condensed consolidated financial statements since the Company did not consummate any acquisitions in the nine months ended September 30, 2009.
     In December 2007, the FASB issued an accounting standard codified with ASC Topic 810, “Consolidation.” This standard requires that a non-controlling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the non-controlling interest should be separately identified in the consolidated financial statements. The Company has applied the provisions of this standard prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC Topic 815, Derivatives and Hedging.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Values Measurements and Disclosures,” which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued an accounting standard codified within ASC Topic 825, “Financial Instruments,” that requires disclosures of the fair value of financial instruments that are not reflected in the consolidated balance sheet at fair value whenever summarized information for interim reporting periods are presented. This standard requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period. This standard is effective for interim reporting periods ending after June 15, 2009. Because this standard applies only to financial statement disclosure, the adoption did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued an accounting standard codified within ASC Topic 320, “Investments – Debt and Equity Securities.” This standard provides a framework to perform another-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally, this standard amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. The Company adopted the standard during the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued an accounting standard codified within ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The standard also requires certain disclosures about events or transactions occurring after the balance sheet date. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
Standards Issued But Not Yet Adopted
     In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), which has yet to be codified in the ASC. Once codified the standard would amend ASC 860, “Transfers and Servicing.” SFAS 166 amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.
     In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has yet to be codified in the ASC. Once codified, the standard would amend ASC 810, “Consolidation.” SFAS 167 amends the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009, which would be the fourth quarter of 2009 for the Company. The Company is currently evaluating the impact of the pending adoption this ASU on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated financial statements.
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
SEDONA is a software application and services provider that seeks to improve financial institution performance by providing SAAS-based advanced business intelligence and analytics, sentiment-based computing and relationship mining. The Company has strategically targeted small to mid-sized financial services organizations (SMBs) to introduce its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans, and brokerage firms. SEDONA defines the SMB market as any financial services institution with total asset values below $10 billion; however, SEDONA’s technology has and may be sold to institutions whose total asset values exceed $10 billion. The Company offers various flexible delivery solutions that fulfill any budgetary requirements. The Company’s application solutions enable financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.
Beginning in December 2008, SEDONA added sales and marketing staff to the organization to enhance the direct distribution of SEDONA CRM to the financial services industry. In addition, SEDONA also retained its indirect distribution channel strategy. The Company licenses its CRM/MRM technology to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as stand-alone offering. The Company is not an application service provider (ASP) or software as a service provider (SAAS); however, SEDONA CRM/MRM can be deployed in an ASP/SAAS environment through the Company’s distribution partners or as an installed service inside a customer’s data center.
SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott; CU ink and Share One.
Recent Business Developments
The Company is continuing to re-architect its product suite to enable rapid deployment and partnering of new capabilities. This includes the ability to integrate third-party solutions for contact management, demographic and psychographic information services, performance assessment and profitability management, and digital publishing through both licensed installations and SAAS subscriptions. This new product platform fully exploits the Company’s unique capabilities in data warehousing, data mining, business intelligence and predictive analytics.
The Company’s new vision is to provide advanced technology solutions throughout the entire lifecycle of the financial institution. The new architecture facilitates financial institution performance by supporting the transition from processing agent to trusted advisor. Through 2010, the Company will be releasing a series of new products and services that will expand the Company’s market presence from the smallest community bank and credit union to the largest global financial institution—improving risk management, customer retention, growth and profitability from teller to bank president to banking conglomerate CEO.

Revenues
The Company’s revenues currently consist of product license revenue and service license revenue.
Product license revenue includes:
•	license fees from direct sales by either the Company or its distribution partners

•	monthly subscription fees from ASP/SAAS sales through direct sales and by our distribution partners
Service license revenue includes:
•	professional services fees including set-up and installation fees, training and mapping fees

•	annual maintenance fees
The following is a discussion and analysis of the Company’s results of operations and financial condition for the nine months ended September 30, 2009 and September 30, 2008 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2008 along with the notes to those financial statements.
Critical Accounting Policies
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiary, SEDONA®GeoServices, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported and disclosures in the condensed consolidated financial statements and accompanying notes. We evaluate, on an on-going basis, our estimates and judgments, including those related to bad debts, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of the asset is not recoverable, the carrying amount of such asset will be reduced to fair value.
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
Recently, there has been a strategic shift in direction by our clients toward SAAS subscription agreements in lieu of license sales. The Company believes this trend will continue in future periods. The SAAS model provides financial institutions with an immediately available, fully integrated system, including all of the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, for a fixed monthly subscription fee. The SAAS model shortens the sales cycle by greatly reducing the financial barriers — software, hardware and “people-ware” costs — and the resource requirements on a customer’s existing IT organization. The model also builds a recurring revenue stream and generates new revenue opportunities through the upgrade of new integration and training services as well as software upgrades. In addition, in a SAAS deployment, the immediate availability of the application enables organizations to achieve a positive return on investment more rapidly than traditional software licensing.
As of September 30, 2009, the Company had recorded a total of approximately $1,013,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees from its distribution partners’ ASP/SAAS contracts that will be recognized ratably over the contract terms. This represents a 45% annual increase over the approximately $697,000 reported as of September 30, 2008.

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
Recent Accounting Pronouncements
     In September 2009, the Company adopted ASC Topic 105-10-05 (“ASC 105-10-05”), which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.
          In September 2006, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Value Measurements and Disclosures.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This standard was effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of this standard for financial assets and liabilities, effective January 1, 2008, and for non-financial assets and non-financial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position and results of operations.
          In December 2007, the FASB issued an accounting standard codified within ASC Topic 805, “Business combinations,” which changed the accounting for business acquisitions. This standard establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued an accounting standard codified within ASC Topic 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities from contingencies in a business combination. The standard requires that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with ASC Topic 450 “Contingencies.” Both standards were effective for the Company as of January 1, 2009 and did not have an impact on the Company’s condensed consolidated financial statements since the Company did not consummate any acquisitions in the nine months ended September 30, 2009.
          In December 2007, the FASB issued an accounting standard codified with ASC Topic 810, “Consolidation.” This standard requires that a non-controlling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the non-controlling interest should be separately identified in the consolidated financial statements. The Company has applied the provisions of this standard prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
          In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC Topic 815, Derivatives and Hedging.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Values Measurements and Disclosures,” which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued an accounting standard codified within ASC Topic 825, “Financial Instruments,” that requires disclosures of the fair value of financial instruments that are not reflected in the consolidated balance sheet at fair value whenever summarized information for interim reporting periods are presented. This standard requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period. This standard is effective for interim reporting periods ending after June 15, 2009. Because this standard applies only to financial statement disclosure, the adoption did not have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued an accounting standard codified within ASC Topic 320, “Investments – Debt and Equity Securities.” This standard provides a framework to perform another-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally, this standard amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. The Company adopted the standard during the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
          In May 2009, the FASB issued an accounting standard codified within ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The standard also requires certain disclosures about events or transactions occurring after the balance sheet date. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
Standards Issued But Not Yet Adopted
          In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), which has yet to be codified in the ASC. Once codified the standard would amend ASC 860, “Transfers and Servicing.” SFAS 166 amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.
          In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has yet to be codified in the ASC. Once codified, the standard would amend ASC 810, “Consolidation.” SFAS 167 amends the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
          In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009, which would be the fourth quarter of 2009 for the Company. The Company is currently evaluating the impact of the pending adoption this ASU on its consolidated financial statements.
          In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated financial statements.
Results of Operations
The following is a discussion and analysis of the Company’s results of operations and financial condition for the nine months ended September 30, 2009 and September 30, 2008 and should be read in conjunction with the Company’s Condensed consolidated Financial Statements and the notes related thereto for the nine months ended September 30, 2009 and 2008.
Total Revenues
Total revenues for the three months ended September 30, 2009 and 2008 were $334,000 and $307,000, respectively. Revenue from license fees and royalties totaled $106,000 and $94,000 for the three months ended September 30, 2009 and 2008, respectively. Revenues from license fees and royalties increased $12,000 or 13% mainly due to an increase in SAAS license revenues. During the three months ended September 30, 2009, the Company recognized $228,000 in services revenue compared to $213,000 during the same three months in 2008. Services revenues increased $15,000 or 7% during the three months ended September 30, 2009 due to the addition of SEDONA’s on-boarding process, a service exclusive to SEDONA’s CRM and MRM clients. On-boarding allows banks and credit unions to automate their new customer/member processes. The Company’s banking and credit union customers have reported increases up to 6% in customer retention after implementing such services.
For the nine months ended September 30, 2009 and 2008, total revenues were $947,000 and $1,081,000, respectively. Revenue from license fees declined 31% to $304,000 compared to $442,000 for the nine months ended September 30, 2009 and 2008, respectively. The $138,000 decrease in license fee revenue is attributable to a shift in strategic directions toward SAAS subscription agreements in lieu of license sales. The Company anticipates in future periods, customers will favor the SAAS sales model compared to direct license sales model. If this trend continues, the Company believes that its deferred revenue and accounts receivable will increase because license fees under the SAAS sales model are recognized ratably over the contract term as opposed to one-time direct license sales.
During the nine months ended September 30, 2009, the Company recognized $643,000 in services revenues compared to $639,000 during the same nine months in 2008. Services revenues increased $4,000 due to the variety of new services programs currently under development which we are beginning to offer to our customers.

Cost of Revenues; Gross Profit
Cost of revenues includes the direct expenses and third party cost associated with providing professional services, training, customer support, and installation services. These services are typically billed on a time and materials basis.
As a percentage of services revenue, cost of sales related to services was 37% of service revenue or $84,000 for the three months ended September 30, 2009. In comparison, cost of sales equaled 31% of service revenue or $67,000, for the three months ended September 30, 2008. The increase in cost of sales is a result of upgrading the client base to a new version of our CRM/MRM application during the three months ended September 30, 2009.
For the nine months ended September 30, 2009, cost of sales related to services was 46% of service revenue or $295,000. In comparison, cost of sales equaled 24% of service revenue or $154,000 for the nine months ended September 30, 2008. The increase in cost of sales is a result of the service and support costs attributable to releasing a new version of our CRM/MRM application.
Operations
Total operating expenses decreased 33% or $300,000 to $600,000 in the three months ended September 30, 2009, compared to $900,000 reported in the three months ended September 30, 2008. The decrease in expenses was generally attributable to a decrease in litigation expenses related to the civil action lawsuit filed against OSI (Open Solutions Inc.) on September 28, 2006, alleging a violation of a software license agreement entered into between the parties (See Note #6 Litigation). Litigation expenses totaled $10,000 for the three months ended September 30, 2009, compared to $232,000 for the three months ended September 30, 2008. Litigation expenses decreased because the discovery phase of the litigation was completed and the case was awaiting a decision on summary judgment. Litigation fees and expenses incurred by the Company have been funded through an agreement with Vey Associates (See Note #8, David Vey and OSI).
General and administrative expenses were $172,000 or 38% lower in three months ended September 30, 2009 compared to three months ended September 30, 2008 due primarily to an accrual of approximately $143,000 for compensation and benefits expenses related to the resignation of the Company’s former President and CEO in September 2008. In addition, the Company’s legal expenses decreased by $45,000 primarily due to lower fees associated with financial and capitalization matters and employment- related issues for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The Company has also decreased its investor relations expenses by approximately $25,000 due to the termination of outside investor relation services in early 2009.
Operating expenses decreases were also offset by $114,000 or 114% increase in sales and marketing expenses related to the hiring of additional staff in these departments to support the Company’s direct sales and marketing efforts.
For the nine months ended September 30, 2009, total operating expenses decreased 29% or $755,000 to $1,822,000 compared to $2,577,000 reported in the nine months ended September 30, 2008. The decrease in expenses was primarily attributable to a $671,000 or 96% decrease in litigation expenses related to the civil action lawsuit filed against OSI (Open Solutions Inc.) on September 28, 2006, as reported above.
The Company’s general and administrative expenses decreased by $174,000 in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the recognition of compensation and benefits expenses related to the resignation of a former executive officer as discussed above. In addition, the Company’s legal expenses decreased primarily due to lower fees associated with financial and capitalization matters for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2009. The Company has also decreased its investor relations expenses for the nine months ended September 30, 2009 compared to the same period in 2008 as discussed above.
The Company’s sales, marketing and customer services expenses increased 65% or $264,000 to $668,000 for the nine months ended September 30, 2009, due to the addition of new sales and support staff and the launch of the new corporate website in early 2009. We anticipate that our expenditures in sales, marketing and customer services will grow in future periods as we increase our marketing penetration with new direct sales opportunities and expand the opportunities within our direct channel and through the addition of new alliance partners.
The Company’s research and development expenses decreased 42% or $174,000 to $240,000 for the nine months ended September 30, 2009, as compared to $414,000 for the nine months ended September 30, 2008. Overall, research and development expenses generally did not decrease but were shifted to cost of revenues to reflect the time spent upgrading and supporting the roll-out of a new version of the Company’s CRM/MRM application.
As of September 30, 2009, the Company had fourteen full-time employees and one-part time employee. In addition, the Company hires consultants, where applicable, to augment its staffing needs. As of September 30, 2009, the Company had three consultants engaged in various duties throughout the organization.
Other Expenses
Total interest expense for the three months ended September 30, 2009 increased to $1,123,000 compared to $167,000 reported in the three months ended September 30, 2008. The increase in interest expense reflects $941,000 of non-cash interest charges related to the accretion of debt discount on convertible notes for the three months ended September 30, 2009, as fully explained in Note 7.
Total interest expense for the nine months ended September 30, 2009 increased to $2,905,000 compared to $493,000 reported in nine months ended September 30, 2008. The increase in interest expense reflects $2,377,000 of non-cash interest charges related to the accretion of debt discount on convertible notes for the nine months ended September 30, 2009, as fully explained in Note 7. In addition, for the nine months ended September 30, 2008, the Company recorded $247,000 loss on extinguishment of debt.
Liquidity and Capital Resources
At September 30, 2009, cash and cash equivalents increased to $101,000 compared to the December 31, 2008 amount of $34,000. For the nine months ended September 30, 2009, the cash flows from operating activities resulted in a net use of cash of $1,554,000 compared to $815,000 for the nine months ended September 30, 2008. The increase in net cash used in operations for the nine months ended September 30, 2009, was primarily related to the increase in staffing cost for the expansion of the Company’s sales and marketing efforts. In addition, accounts payable and accrued liabilities decreased in the nine months ended September 30 2009, as compared to same period in 2008.
For the nine months ended September 30, 2009, cash flows from investing activities resulted in a net use of cash of $7,000 related to the purchase of equipment. For the nine months ended September 30, 2008, cash flows from investing activities resulted in a net use of cash of $6,000 related to the purchase of office equipment and software.
For the nine months ended September 30, 2009, the cash flows from financing activities resulted in net cash provided by financing activities of $1,628,000. The Company received $1,625,000 in proceeds from Vey Associates under the convertible note agreement. The $1,625,000 represents installment payments on the December 31, 2008 agreement to provide up to $2,250,000 in financing to the Company.

For the nine months ended September 30, 2008, the cash flows from financing activities resulted in net cash provided by financing activities of $812,000. The Company received $535,000 in advance payments from David Vey to fund the OSI litigation expenses. See Note 8 for additional information. The Company also received $160,000 in proceeds from its line of credit. Additionally, the Company received $108,000 in proceeds from the sale of the Company’s common stock in private placement transactions and $9,000 from the exercise of stock options.
Previously, the Company had issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”). Effective March 11, 2009, the Oak Harbor Note was extended and has a maturity date of May 15, 2010. The Company will be required to make a principal payment in the amount of $400,000 on November 15, 2009, and the remaining principal of $640,402 and all accrued but unpaid interest will be due on maturity, at May 15, 2010. The Oak Harbor Note bears interest at a rate of eight percent (8%) per year. The Company is currently negotiating with the lender and anticipates an agreement will be reached to extend the maturity date of this obligation.
Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”). William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share. The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 have matured and were payable on January 1, 2009, unless theretofore converted. The two $300,000 convertible notes shall mature and are payable on October 23, 2009, unless theretofore converted. The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock. The Company is currently in negotiations with Mr. Rucks and Mr. Mitchell to modify the agreement to extend the maturity date of the $1,600,000 in notes payable which was due. The Company is currently in default of this agreement, however, there are no specific penalty provisions related to a default event under this agreement.
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
The Company required additional financing in 2009 and has entered into a financing agreement with Vey Associates to borrow up to $2,250,000. The loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of January 4, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Once $1,750,000 of the loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per share. The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is presently 45,000,000.

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
The Company received $1,625,000 under the New Loan during the nine months ended September 30, 2009.
The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. In addition to the loss of $4,075,000, which includes non-cash charges of $2,377,000 related to the restructuring of debt obligations realized during the nine months ended September 30, 2009, the Company incurred substantial losses from operations for the year ended December 31, 2008 of approximately $5,313,000 which includes non-cash charges of $2,455,000 related to the restructuring of debt obligations and $1,010,000 for litigation expenses related to a contract dispute with Open Solutions, Inc. The Company also has negative working capital of $10,173,000 and stockholders’ deficit of $10,154,000 as of September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional working capital during the next twelve months and beyond as we continue (i) our research and development efforts; (ii) expand our marketing and sales activities; and (iii) hire additional personnel across all disciplines to support our revenue growth and continued market acceptance of our services. For the Company to meet its business objectives, highly qualified personnel of the requisite caliber must be recruited and retained. The addition of this experienced staff will require substantial increases to the employee stock purchase plan.
The Company’s plans include: (i) continuing to develop a direct sales staff to increase our market penetration and increase our average price per sale; (ii) expanding our sales distribution agreements with service organizations for the financial services market; (iii) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of our technologies; and (iv) introducing new product and services for improving financial performance at each stage of the customer and institutional lifecycle.
The Company plans to pursue additional fundraising activities with existing and potential new investors. Our plans include raising additional capital through public or private sale of equity or debt securities, debt financing, short-term loans, or a combination of the foregoing. In addition, the Company is currently evaluating the options to best restructure its existing debt obligations in order to attract additional investment in combination with assessing other synergistic opportunities with the goal of improving the Company’s balance sheet and liquidity position. There can be no assurances that the Company will succeed in its plan to obtain any such financing or that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to the Company and our stockholders. In addition, if we raise additional funds through the issuance of equity securities, dilution to our existing shareholders would likely result.

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
During the nine months ended September 30, 2009, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings — None not previously reported.

Item 2 —	Unregistered Sale of Equity Securities and Use of Proceeds — None not previously reported.

Item 3 —	Default Upon Senior Securities — None

Item 4 —	Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Stockholders held on September 28, 2009, the Shareholders of the Company elected the following directors to the Board to serve for the ensuing year until their successors are duly elected and qualified.
The voting results for the election of directors were as follows:

Name	For	Withheld
David R. Vey	103,739,985	2,269,163
Jack A. Pellicci	103,633,185	2,375,963
Roger W. Scearce	103,661,827	2,347,321
David C. Bluestone	103,661,194	2,347,954

Item 5 —	Other Information

Item 6 —	Exhibits

Exhibit 31.1* —	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* —	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* —	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* —	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Thereunto duly authorized.

SEDONA CORPORATION

DATE: November 16, 2009	/s/ David R. Vey David R. Vey
Chief Executive Officer

DATE: November 16, 2009	/s/ Anita M. Primo Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith