Form 10-K
period 2009-12-31
SEDONA CORP
filed 2010-04-15
CIK 764843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price as reported on OTCBB system as of June 30, 2009 was $9,705,486.

The number of shares of the Registrant’s common stock, $.001 par value per share (“common stock”) issued and outstanding as of March 26, 2010 was 127,364,064 shares.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

SEDONA® Corporation (OTC: SDNA) (“SEDONA” or the “Company”) delivers Customer and Member Relationship Management (CRM and MRM) solutions that help to improve the financial performance of banks and credit unions.  The Company develops and distributes the SEDONA CRM™ and SEDONA MRM™ software applications (formerly known as SEDONA Intarsia®).  SEDONA also delivers services which, combined with its software, help to improve bank and credit union growth, stability, and service.

The Company has strategically targeted financial services organizations such as community and regional banks, credit unions, and savings and loans to market our leading CRM/MRM solutions.  Our customers are financial institutions with whom we sell solutions to directly or strategic channel partners who are providers of software applications and service solutions to banks and credit unions.

With its state-of-the-art technology and flexible licensing options, SEDONA solutions are designed to be installed directly on client premises or offered through a hosting center as a SaaS (Software as a Service) solution.  Our channel partners offer a SaaS solution through secure, world-class facilities which provide core processing and other applications to the banking and credit union industry.  The SaaS solution is especially attractive for small to mid-sized financial services organizations that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM/MRM.

SEDONA CRM/MRM is designed to enable financial institutions to increase the profitability of their customer and member portfolios.  SEDONA CRM can help increase overall sales and client retention while reducing expenses often incurred with having to purchase multiple solutions in order to gain a complete CRM solution set.  SEDONA solutions can be implemented within weeks, not months, to assist in delivering a rapid return on investment which helps enhance overall shareholder value to both the financial services institution and channel partner solution providers.

SEDONA believes that the key to selling CRM/MRM successfully is presenting a solution that not only meets the organization’s unique industry, business, and budget requirements, but also provides the organization with proven technology and services that can be cost effectively integrated into its business.

The current economic climate brings a growing opportunity for CRM solutions as banks and credit unions place increasing emphasis on effectively managing the relationship of, and interaction with, their clients.  Financial services organizations have identified CRM as a strategic initiative to improve customer retention and profitability rates.  These organizations see CRM as a competitive weapon in an industry dominated by large national and international companies with greater resources, services and advertising power.

Unlike most traditional, general-purpose CRM applications, SEDONA CRM/MRM is a customer relationship management application solution specifically designed and priced to meet the needs of financial institutions with multiple lines-of-business across several vertical industries.  SEDONA CRM/MRM provides financial services organizations with a complete view of their customers’ relationships and interactions.  This information enables them to gain knowledge about their customers’ preferences, needs and characteristics, and build the appropriate strategies to more effectively target the right products, to the right people, at the right time.  SEDONA CRM/MRM assists those organizations to effectively identify, acquire, foster and maintain loyal, profitable customers.

In addition to the financial services market, the Company’s products have also been tailored to support Property, Casualty, Life Insurance and Continuing Education vertical markets.  Although available for sale, the Company is not actively marketing these product lines at this time in order to focus on delivering CRM/MRM to the financial services industry.

In 2008, the company expanded its product offerings to include SEDONA Profit Pro.  This additional offering enables the financial institution to determine the most accurate customer and member account profitability.  Profit Pro provides general ledger reconciliation, along with a continually updated historical funds transfer pricing database, organization and customer portfolio “What If” capabilities, along with an expanded folder of profitability reporting that enables drilling down into every component of a branch, household, customer and account profit contribution.

In addition, the Company’s services have been expanded to provide a complete Incentive and Call Tracking offering.  This functionality includes specialized workflows to ensure lead follow-up, custom goal and incentive table generation, complex, yet flexible, goal calculation algorithms, and comprehensive reporting enabled at any level from the individual, or rolled up to the organization dashboard.

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

Additional Information

Copies of the Company’s Form 10-K, 10-Q, 8-K reports, proxy and information statements, and other information with the SEC, and all amendments to these filings, may be obtained free of charge from the Company’s website at www.sedonacorp.com, as soon as reasonably practicable following the filing of any of these reports with the SEC.  Copies may also be obtained free of charge by contacting the Company at investorinfo@sedonacorp.com.  In addition, copies may be obtained via the SEC’s internet website, www.sec.gov.  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Description of Business Strategy

SEDONA is a software application and services provider that develops and markets web-based, vertical CRM/MRM.  The Company has strategically targeted financial services organizations as the primary vertical market to deliver its leading CRM/MRM application solution including, but not limited to, community and regional banks, credit unions, savings and loans. The Company’s CRM/MRM application solution enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.

SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott; CU ink; Share One and EPL.  In addition, the Company also sells its software application solutions directly to banks, credit unions, and savings and loans.

For 2010, SEDONA has decided to capitalize on its strength as a highly specialized, nimble company to focus on increasing direct sales, channel sales, services and new capabilities.  The Company plans to undertake a number of initiatives to accomplish this including enhancing its product suite to enable rapid deployment and development of new capabilities.  Included are solutions for contact management, demographic and psychographic information services, performance assessment, profitability management and sales referral tracking.  These new product platforms will fully exploit the Company’s unique capabilities in data warehousing, data mining, business intelligence and predictive analytics.

In 2009, SEDONA engaged the services of Archemedae Management, a consulting firm specializing in technology startups, turnarounds, strategic planning, and venture financing. The firm conducted a thorough review of the Company’s business model, its product and services, and technology trends in the CRM market. The firm supplied a managing director, David H. Tobey, to implement a number of new strategies intended to advance the success of the Company and its products.

As a result of the recommendations from this engagement, the Company’s new vision is to provide advanced technology solutions throughout the entire life cycle of the financial institution.  The new architecture facilitates financial institution performance by supporting the transition from processing agent to trusted advisor.  The Company plans on releasing a series of new products and services that will expand the Company’s market presence from the small community bank and credit union to the largest global financial institution-improving risk management, customer retention, growth and profitability from teller to bank president to banking conglomerate CEO.

The Company’s product strategy includes offering two licensing versions for SEDONA CRM and MRM:  SEDONA Enterprise and SEDONA Lite.  Customers who select the Lite option are opting for personalized portals with back office analysis, reports, and front-line capability, at a lower cost of entry. Customers selecting the Enterprise option add robust campaign management, sales and service process management and predictive analytics to the Lite option.  Customers of a Lite application can upgrade to an Enterprise license whenever their financial institution is ready to expand its use of CRM or MRM.

SEDONA has also engaged in an effort of systematic lead generation and qualification within its target market, using a variety of sources to compile vital information to qualify prospects.  This enhances the effectiveness of SEDONA’s sales efforts for both direct and channel sales.  Some statistics on the bank and credit union market are provided below.  From this total prospect population, SEDONA carefully chooses the most applicable prospects to pursue with sales resources. The Company targets financial institutions with assets below $10 billion, however, our products are easily implemented by financial institutions of any size.

TOTAL ASSET VALUE	< $100M	$100M - $300M	$300M - $500M	$500M - $1B	$1B - $3B	$3B - $10B	> $10B
COMMUNITY & REGIONAL BANKS	3,131	2,921	856	721	410	151	115
CREDIT UNIONS	8,688	729	192	182	113	24	7
TOTAL NUMBER OF INSTITUTIONS	11,819	3,650	1,048	903	523	175	122

Source: FDIC & National Credit Union Association — February 2009

SEDONA has also enhanced its customer care system to ensure that all employees have ready access to information on the Company’s direct clients and can provide superior service for incoming calls. With these enhancements, the Company sees a strong potential for more responsive delivery of client services to its customer base, increased cross-selling and up-selling, and improved customer retention.

The new initiatives for prospecting, selling, service delivery, and customer care have been implemented using SEDONA’s own CRM technology, providing an outstanding example of how a smaller organization such as a community bank or credit union can quickly configure and design improvements in its CRM system — making ongoing incremental changes — and reap the rewards within weeks, not months or years.  At SEDONA, the SEDONA CRM system supports customer-facing processes that include all critical functions from marketing through delivery and payment.

The Advantages of SEDONA Solutions

SEDONA solutions offer a number of advantages that are particularly important to the Company’s target market.

•                  Flexible Installation and Pricing — customers can choose to host the system themselves with a perpetual license or to have the system hosted by one of SEDONA’s partners along with SaaS pricing. The hosting and SaaS pricing options appeal to community banks and credit unions, which have relatively small technology budgets and limited IT support.

•                  Speed — community banks and credit unions can deploy SEDONA CRM or MRM within weeks, not months, and begin to see results — increased retention rates, more effective cross-selling, improved profitability — not in the next year but in the next quarter.

•                  Simplicity — community banks and credit unions aspire to the same CRM and MRM capabilities as the big financial institutions, but do not have the resources for specialized staff or significant system training and support. Therefore they need a solution such as SEDONA’s which is intuitive for the non-technical employees who need to use it with minimal training.

•                  Flexibility and Configurability — national banks use painstaking custom programming to build systems that fit their existing or desired processes and culture.  SEDONA solutions have built-in flexibility and configurability so that a community bank or credit union can design reports, departmental portals, and sales and service processes to suit how they work.

•                  Engineering — SEDONA technology is web-based and database agnostic, with a meticulously engineered data integration engine capable of handling significant quantities and types of data coming from the core processor, third party applications, spreadsheets and text files.  This means that SEDONA solutions can fit into the widely varying technology environments encountered at today’s varied financial institutions.

•                  Data Integration Services — SEDONA’s client services professionals together have vast experience integrating data for banks and credit unions to create a complete and high quality picture of customers, members, and households.

SEDONA’s Target Market

Banks and credit unions need to foster and retain loyal, profitable customers and members by understanding individuals and households as well as the profitability of different products and product mixes.  SEDONA and its channel partners need to offer CRM and MRM capabilities that differentiate them from their competitors.

•                  Banks deal with a highly unusual business situation compared to companies in other industries.  In most industries, when a customer purchases a product or service, the seller realizes a profit, however small, with the possible exception of promotions and limited time discounts.  However, for banks, some of the products they offer are profitable while others are not.  In addition, a given financial product may see its profitability vary from customer to customer depending upon the interest rate, term, and fees.  Therefore it is possible for a bank customer to use one or more financial products, such as a checking account and savings account, while costing the bank money every month.  Unprofitable customers or households can continue driving down the overall returns for banks.

•                  Bank customers generally use a mix of accounts and services, from checking and savings accounts, to certificates of deposit, loans, debit cards and internet banking.  This product mix includes both profitable and unprofitable accounts.  It is imperative for a bank to create a unified picture of all of a customer’s accounts to determine how profitable that customer is overall in order to use the bank’s limited resources to retain highly profitable customers and more effectively promote products which are appropriate and appealing to a customer or household.

•                  Building a unified picture of a customer and a household becomes even more challenging when you consider that banks often have additional lines of business such as trust accounts, wealth management, and insurance, operating not on the core processing system but on third party applications.  This information must also be unified with bank account data in order to fully understand the customer and household relationship with the bank. The ability to thoroughly and efficiently unify data from the core processor and third party applications is a principal strength of SEDONA solutions.

•                  Credit unions are similar to banks, except that as member-owned financial institutions where profits are shared by members, considerations of profitability are secondary to the mission of the organization. Credit unions are generally smaller than banks, with over 85% having less than $100 million in assets compared to 38% of banks, and so have fewer resources in terms of money and people to devote to retaining their members and promoting to them.  Consequently credit unions must be highly judicious in their promotion and retention efforts.

•                  These challenges, true for banks and credit unions even in the best economic times, are all the more daunting during turbulent times.  During 2009, financial institutions saw their customer base and membership changing unpredictably.  To begin with, high unemployment and underemployment have changed which customers are profitable as deposit balances drop dramatically and loans go into delinquency and default.  Furthermore, households are changing their financial product mix as they seek to build secure savings with insured deposits and shy away from credit and investments.  All of this requires banks and credit unions to understand changing trends and demands in order to offer suitable products and services.

•                  The challenges described here lead banks and credit unions to seek out vendors who specialize in their industry because products designed for other industries are not readily applicable to the banking environment.  Banks and credit unions look for solutions designed not only for financial services, but for banks or credit unions specifically. This vertical specialization is another of SEDONA’s key strengths.

•                  SEDONA’s channel partners are solution providers to banks and credit unions. The majority of them provide core processing systems, which financial institutions use for day-to-day account deposits and withdrawals.  Once a bank or credit union adopts a core processor, it becomes very difficult to move to a competitor due to the effort involved in changing such a critical system.  Each year, the core processing providers compete fiercely to convince a small percentage of financial institutions to switch systems.  When the Company’s channel partners license SEDONA technology, they offer value-added services which provide added incentives for institutions to switch core processors.  They also provide leading edge capabilities to their current base of customers, for whom new features are even more important due to their resistance to changing core processors.  SEDONA’s tight integration with core processors, while developing as an independent and standalone product, is yet another of the Company’s critical competitive advantages.

How SEDONA Solutions Help Financial Institutions

The Company’s customers utilize SEDONA solutions in a variety of ways in order to better manage the relationship with their customers and members. A bank or credit union may embark on any combination of the initiatives described below.

•                  Retention — by retaining valuable customers and members, banks and credit unions can enjoy more stable deposits and long term loyalty, both of which indirectly boost financial stability and profitability.  Typically, 10% of households contribute 90% of profits; banks and credit unions can use SEDONA to identify those households and track efforts to retain them.  SEDONA’s Retention Risk Predictor provides ready-made advanced analytics capabilities not normally accessible to smaller financial institutions, calculating a score that helps banks and credit unions identify those individuals most at risk of leaving, before they leave.

•                  Cross-selling — SEDONA provides the ability to identify the best prospects in a customer base or membership for additional products. Marketers and front line staff can utilize the information to develop more effective and targeted direct marketing campaigns. The next best product recommendations apply advanced analytics to deliver suggestions which are designed not just to appeal to the specific individual, but also to improve individual or household profitability.  Additionally, banks and credit unions use SEDONA to track referrals and incentives, increasing the number of qualified prospects for their cross-selling efforts.

•                  Profit Pro — SEDONA Profit Pro provides the ability for a financial institution to determine the most accurate account and customer profit contribution.  Through the use of a continually updated historical funds transfer pricing database, along with automatic download of financial reporting, Profit Pro provides the most accurate picture of individual and household contribution to organizational profit.

•                  Acquisition — SEDONA helps profile the characteristics of loyal and profitable households, usually a combination of location, age range, household size, lifestyle, and product mix which is specific to each financial institution.  Banks and credit unions use this profile to select prospect lists to solicit new customers and members.  In addition, by using SEDONA for on-boarding, a custom designed service where new customers or members are automatically moved through a standard process to welcome them and to offer suitable additional financial products, banks and credit unions can improve their retention rates for new customers.

•                  Marketing ROI — the community banks, regional banks, and credit unions in SEDONA’s target market generally have limited resources for marketing.  It has long been difficult to justify marketing expenses because of the difficulty in measuring the return.  SEDONA solutions lets financial institutions track individuals or households in a promotion and measure the return on mailing, calling, or other promotion efforts in terms of new accounts opened, total new balances or loan amounts, and additional monthly profit.  Armed with this information, SEDONA’s customers can shift their resources to those initiatives which yield the best return.

•                  Front Line Effectiveness — financial institutions use SEDONA to provide customer-facing and member-facing employees with a snapshot of information on an individual’s and household’s accounts and history.  SEDONA is also a single online platform to deliver prospect lists for direct mail and calling campaigns along with marketing brochures, talking points, and sales scripts. Banks and credit unions can use SEDONA to track their sales pipelines and create consistent processes for prompt and effective sales and service, with reminders and escalation of delays.

•                  Loyal, Profitable Relationships — banks and credit unions use SEDONA’s unified data and analytical capabilities to identify and track the growth of loyal, profitable relationships, and to understand their impact on retention, market penetration, and profitability.

•                  SEDONA Services — can range anywhere from solution recommendations, to follow on or advanced training, through complete functionality design and custom implementation using SEDONA CRM.

The flexibility of SEDONA’s software means that financial institutions can select those initiatives that are most in line with their culture, their priorities, and their limited resources.  Over time, institutions can grow into their use of the product for increasing return on their CRM and MRM investment.  Some banks and credit unions begin their adoption of CRM with centralized, back-office marketing initiatives, expanding later to front line cross-selling and other interactions as resources permitted. Other financial institutions deploy SEDONA in the back office and across the front line simultaneously.

The Role of SEDONA’s Channel Partners

SEDONA’s channel sales strategy is an important complement to its direct sales activities.  SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott; CU ink; Share One; and EPL Inc.

When the channel partner is a core processing system provider, the SEDONA offering has the added advantage of data integration which is tightly coordinated between the core system and the SEDONA solution.  In many cases, the CRM or MRM system delivered as a SaaS based offering is hosted in the same secure facilities as the core system.

Many core processing providers have made attempts to provide CRM or MRM to their customers by developing capabilities as part of their core system.  These capabilities run up against limitations because the provider must favor development of core system capabilities over CRM.  In contrast, SEDONA’s sole focus is developing CRM and MRM capabilities and services, and therefore its solutions maintain their competitive position at the forefront of the market.  As a consequence, our channel partners’ bank and credit union customers enjoy the best of both worlds — a solution that is both tightly integrated with the core processor and also leading-edge. This is another key advantage for SEDONA.

The Value of SEDONA’s SaaS Offering

The SaaS model is especially attractive for small to mid-sized financial services organizations that lack the financial resources and IT infrastructure to deploy an in-house enterprise business application such as CRM and MRM. The SaaS model is another principal advantage of SEDONA solutions.

Just as attractive as the hosting of the system, is the pricing, calculated as a cost-effective monthly price charged as long as the customer uses the system. SaaS pricing does not involve the significant up-front charges of a perpetual license and does not come out of the capital expenditures budget. SEDONA also offers a SaaS pricing option for those customers who choose to host the software on their own premises but wish to benefit from subscription pricing.

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

Exploiting the ubiquity of the internet, SEDONA CRM’s comprehensive set of components provide financial institutions with a robust set of marketing analytics and operational CRM capabilities necessary to:

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

SEDONA CRM seamlessly enhances the bank or credit union customer and prospect data with user demographics, behaviors, interests and preference information provided by third-party content management suppliers or personal interactions.  This enhanced data is then analyzed to create timely and precise information on demand.  This information is used by all of SEDONA CRM’s components in order to enable the organization to:

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

SEDONA believes that the key to selling CRM/MRM successfully is finding a solution that not only meets the organization’s unique industry, business, and budget requirements, but also provides the organization with proven technology and services that can be cost effectively integrated into its business.  When these needs are met, our Customer’s should achieve a positive return on their CRM/MRM investment (ROI).

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

SEDONA has adopted the Base Level Integration Plan software development methodology, which has been designed to promote an interactive and predictable process for the development, unit and system integration testing and delivery of products.  This methodology divides the development of sophisticated products into specified, pre-defined cycles.  It also allows the Company to react quickly to business and technical changes generated by the marketplace and/or new customer requirements.

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

In addition, SEDONA’s research and development efforts are focused on enhancing the features and functionality of our products.  We only provide support to our customers on the then-current version of our software and one prior release.  As a result, we do not have to maintain multiple versions of our software which helps to keep our costs for maintenance and support low.

Research and development expenses were $338,000 and $526,000 for the years ended December 31, 2009 and 2008, respectively.  The decrease in expenses of $188,000 was the result of a reduction in outside staffing costs used to supplement product development.  In addition, in 2009, the research and development team dedicated more time to completing custom development projects for clients and upgrading and supporting the release of a new version of our software application; these expenses are included in cost of sales.

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

Major Customers

Since one of the Company’s primary sales strategies is to utilize an indirect sales model, i.e., the Company distributes its products through its channel partners, the Company’s revenues are derived from a limited number of partners.  Consequently, any partner may account for more than 10% of the total revenue derived during any given year.

License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.

As of December 31, 2009 and 2008, the Company had obtained net revenues from significant customers/and distribution partners as follows:

	2009	2008
Channel Partner A	27%	29%
Channel Partner B	13%	—

As of December 31, 2009 and 2008, the Company had accounts receivable from significant customers/partner accounts as follows:

	2009	2008
Channel Partner A	31%	28%
Channel Partner B	69%	45%

Substantially, all of the Company’s revenues are earned from customers in the United States.

Backlog

Revenue backlog consists of unfulfilled purchase contracts, service contracts entered into with partners for SaaS services and deferred revenues, primarily for advance royalties and maintenance contracts where revenues are recognized ratably over the life of the contract which typically ranges from 36 to 60 months.  As of December 31, 2009, the Company had a deferred revenue backlog of approximately $677,000, substantially all of which is expected to be recognized as revenue in 2010.  In addition, as of December 31, 2009, the Company had recorded a total of approximately $918,000 in current and non-current accounts receivable and associated deferred revenue for monthly subscription fees that will be recognized ratably over the contract terms.

Competition

SEDONA believes that the most important competitive factor, which enables the Company to differentiate itself from the competition, is its focus on delivering a specifically tailored CRM/MRM solution to the financial services market through a sales force with extensive financial services industry knowledge and by partnering with a number of leading core processor providers.

Since core processor providers are responsible for mission-critical business applications and solutions, they have the information required to make the implementation of a CRM/MRM solution viable.  Using the core processor providers as a sales, marketing and distribution channel, improves SEDONA’s opportunity to establish itself as a leading provider of CRM/MRM application software and services, as those organizations create a formidable barrier for other CRM/MRM providers to enter the market.

There are additional core processing providers with whom SEDONA is seeking to establish partnerships; the Company anticipates expanding its market presence in this way.  (See Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Company further believes its competitive advantage in the market is based on the following factors:

•                  Marketing and Sales - The Company has an entrenched marketing and sales distribution channel through worldwide OEM partnerships with leading core services providers for the financial services market.

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

The CRM/MRM market has offerings from a variety of providers that focus on sales force automation, call center management, contact management, marketing customer information file systems (MCIF) and other marketing solutions that address certain aspects of the management of customer relationships.  The Company’s software solution is unique in that it combines a CRM/MRM application solution tailored for the financial services market with a knowledgeable and experienced sales and marketing distribution channel provided by the Company.  SEDONA’s OEM and reseller agreements with leading software and services providers enable the Company to leverage their marketing strengths, broad distribution channels and strong reputations.  SEDONA’s direct sales channels coupled with these strategic partnerships provide SEDONA with revenue opportunities and strengthen its competitive position.

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

Employees

As of March 31, 2010, the Company had 13 employees.  In addition, the Company hires consultants where applicable to augment its staffing requirements.  None of the company’s employees are covered by a collective bargaining agreement.  The Company believes that its employee relationships are good.

Appointment of Interim President and CEO

Effective September 18, 2008, the Company appointed Scott C. Edelman as the interim Chief Executive Officer and President of the Company.  Mr. Edelman had served as the Co-Chairman of the Board since May 2007 and as a Director of the Company since August 2004.  Mr. Edelman served as Interim Chief Executive Officer until May 2009 when David R. Vey was appointed Chief Executive Officer.

Dependence Upon Key Personnel

The Company is dependent upon certain key members of its management team for the successful operation and development of its business.  The loss of the services of one or more of the Company’s management personnel could materially and adversely affect the operation of the Company.

The Company does not carry key man insurance on its executives.

In addition, in order to continue its operations, the Company must attract and retain additional technically qualified personnel with backgrounds in business development, consulting, engineering and finance.  There is keen competition for such highly-qualified personnel and consequently there can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in the numbers necessary to enable the Company to continue to conduct its business.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal offices are located in King of Prussia, PA.  In December 2005, the Company entered into a lease for a 4,270 square foot facility to serve as its principal offices.  The five (5) year lease commenced on January 1, 2006 and expires December 31, 2010.  The initial annual base rent was $68,320 or $16.00 per sq. ft. and has increased $0.50 per sq. ft. in each of the remaining years of the lease.  Annual base rent expense for the PA office is projected to be approximately $77,000 in 2010.

The Company has the option to terminate the lease after January 1, 2009, by giving one hundred eighty (180) days prior written notice to the Landlord and paying a sum equal to the unamortized transaction costs incurred in connection with the lease amendment, plus three (3) months rent on the term expiration date.

The Company also has a software delivery and customer care office located in Minnesota.  Effective May 2009, the Company entered into a lease for an 894 square foot facility in Plymouth, Minnesota.  The lease commenced May 1, 2009 and expires April 30, 2011.  The initial base annual rent is $7,020 per year or $7.85 per sq. ft. plus an escalation charge of 3.4% annually.  The Company has the option to renew its lease for two (2) years by providing nine (9) months written notice to the Landlord, prior to the lease expiration.  Annual base rent for the Minnesota office is projected to be approximately $7,000 in 2010.

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

On September 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002.  In the lawsuit, the Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers.  OSI removed the case to federal court and successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the United States District Court for the District of Connecticut.  SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171.  In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision.  OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract.  Discovery was completed and each party has moved for summary judgment. The parties participated in oral argument before the Court concerning the summary judgment motions on September 19, 2008.

In a ruling filed August 19, 2009, the court denied SEDONA’s motion for summary judgment on claims that OSI was required to pay royalties on the sale of the cView product and that failure to pay such royalties and disclosure of confidential information to the offshore development company constituted a breach of contract. Further, the court denied OSI’s motion for summary judgment on claims that SEDONA was in breach of contract for demanding royalty payments, while accepting OSI’s claim that cView was a license enhancement not subject to royalties.

No actions other than the matters set forth above or matters involved in the ordinary course of business are currently known by Management and such other matters are believed by Management not to have material significance.

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends of the Company’s Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of SEDONA’s common stock.  The common stock has been available for trading on the OTC Bulletin Board under SDNA.OB.  The last reported sale price of SEDONA common stock on March 26, 2010 was $0.06 per share.  At that time, there were approximately 3,375 holders of record of SEDONA common stock.

The following table reflects high and low bid information for SEDONA’s common stock for the periods specified, as reported by the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2008:
Quarter ended March 31, 2008	$0.17	$0.10
Quarter ended June 30, 2008	$0.25	$0.11
Quarter ended Sept. 30, 2008	$0.19	$0.07
Quarter ended December 31, 2008	$0.13	$0.02

Year ended December 31, 2009:
Quarter ended March 31, 2009	$0.19	$0.06
Quarter ended June 30, 2009	$0.20	$0.12
Quarter ended Sept. 30, 2009	$0.15	$0.05
Quarter ended December 31, 2009	$0.12	$0.06

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

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock.  Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2009, equaled $1,080,000 or $2.16 per share compared to at December 31, 2008 which equaled $960,000 or $1.92 per share.

Equity Compensation Plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	25,084,288	$0.23	22,726,215
Equity compensation plans not approved by security holders (2)	—	—	—
Total	25,084,288	$0.23	22,726,215

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

This item is not required to be furnished by smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEDONA is a software application and services provider that develops and markets web-based, vertical Customer and Member Relationship Management solutions.  The Company has strategically targeted financial services organizations such as community and regional banks, credit unions, and savings and loans to market our leading CRM/MRM solutions.  The Company targets financial institutions with assets below $10 million, however, our products are easily implemented by financial institutions of any size.  The Company’s CRM/MRM application solution enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.

The Company licenses its CRM/MRM applications to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a stand-alone offering.  The Company is not an application service provider (SaaS), however, SEDONA CRM/MRM can be deployed in a SaaS environment through the Company’s channel distribution partners.

SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott, CU ink, Share One and EPL.

Revenues

The Company’s revenues currently consist of product license revenue and service license revenue.

Product license revenue includes:

•       license fees from direct sales by either the Company or its distribution partners

•       monthly subscription fees from SaaS sales by our channel distribution partners

Service license revenue includes:

•       professional services fees including set-up and installation fees, training and mapping fees

•       annual maintenance fees

The following is a discussion and analysis of the Company’s results of operations and financial condition for the years ended December 31, 2009 and December 31, 2008 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2009 and 2008 along with the notes to those financial statements.

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

Accounts Receivable

Trade receivables are generated primarily from the Company’s customers and channel distribution partners.  Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets, which range from three (3) to seven (7) years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment.  Assets are periodically reviewed for possible impairment whenever circumstances or events indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of the asset is not recoverable, the carrying amount of such asset will be reduced to fair value.

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

Product License Revenue

The Company utilizes both a direct sales model and an indirect sales model whereby it distributes its product through its channel distribution partners, for which the Company receives royalty payments based on percentages of the license fees charged by the distribution partners.  Under the direct sales model, revenue is not recognized until the software is installed.  The Company either receives written acceptance from its clients that the software has been installed and has been accepted or provides receipts for the electronic delivery of the software.  Under the indirect sales model, royalty fees are recognized by SEDONA when the Company receives written acknowledgement from the distribution partners that a contract has been signed with an end-user and monies are owed to SEDONA from the distribution partner.

Revenues from the sale of product licenses are recognized as follows:

•                                          Persuasive evidence of an arrangement exists, generally by receipt of a signed contract

•                                          Delivery and acceptance of the software has been received

•                                          The fee to be paid by the customer is fixed or determinable

•                                          Collection of the fee is reasonably assured. (Our contracts do not contain general rights of return)

Since SEDONA CRM/MRM solutions can be implemented on the Company’s customers’ systems without significant alterations to the features and the functionality of the software, and without significant interfacing, the Company’s license agreements are written so that formal written acceptance of the product is received when installation is complete. Therefore, the timing of license fee revenue recognition coincides with the completion of the installation and acceptance of the software by the customer.

During 2009, 11% of SEDONA’s license revenues were derived from in-house licensing and 89% were derived from subscription fees on SaaS deployments.  Comparatively, during 2008, 57% of the Company’s license revenues were derived from in-house license sales and 43% were derived from subscription fees on SaaS deployments.

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

Software Development Costs

Software development costs are accounted for in accordance ASC 985, Software.  All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established.

The costs incurred for testing and coding of the new software products are capitalized.  Amortization of such costs is the greater of the amount capitalized using: (a) the ratio in which current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three years.  Amortization commences when the product is available for general release to customers.  The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three years consistent with the amortization and capitalization policy discussed above related to capitalized software costs.  During 2009 and 2008, the Company expensed its software development costs related to the Company’s SEDONA CRM/MRM enterprise business application software because the recoverability of these costs in future periods is uncertain.

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

Income Taxes

The Company is taxed as a domestic U.S. Corporation under the Internal Revenue Code.  Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Deferred income tax assets and liabilities are determined based upon the differences between the financial statements and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.  Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax assets will not be utilized.  The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies).  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company includes interest and penalties related to its tax contingencies as operating expenses in its consolidated statement of operations.  For additional information, see Note 12 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of Accounting Standards Codification (ASC) Topic 718, “Compensation — Stock Compensation”.

ASC Topic 718 requires all share based payments to employees, including grants of employee stock options or warrants, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.

The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model.  The model takes into consideration weighted average assumptions related to the following: risk-free interest rates; expected term; expected volatility; and expected dividend rates.

Recent Accounting Pronouncements

In September 2009, the Company adopted ASC 105-10-05, which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB issued new guidance regarding the classification of financial instruments that are indexed to a company’s own stock.  The new guidance revised the criteria for determining whether an instrument is indexed to a company’s own stock and the resultant accounting treatment of those instruments.  The new guidance is effective for annual periods beginning after December 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; and restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Adoption of the standard did not have a significant impact on the Company’s financial position and results of operations; however, any business combination entered into after the adoption may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies.

In February 2009, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard effective January 1, 2009 did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.   In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.” The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company adopted the ASU in the fourth fiscal quarter of 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

Standards Issued But Not Yet Adopted

In June 2009, the FASB issued an accounting standard codified within ASC 860, “Transfers and Servicing.” This standard amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. This standard is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued an accounting standard codified within ASC 810, “Consolidation.” This standard amends the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2009.  The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Results of Operations

Total revenues from operations for the years ended December 31, 2009 and 2008 were $1,250,000 and $1,395,000, respectively.  The decrease of 10% or $145,000 in total revenues is explained below.

Over the last year, the turmoil and uncertainty of the economy, specifically the financial services industry has had an impact the Company’s license sales.  For the year ended December 31, 2009, revenues from product licenses decreased by 25% or $137,000 to $401,000 compared to product license revenues of $538,000 reported for 2008.  License fee revenue from the sale of in-house software applications decreased 86% in the year ended December 31, 2009, however this decrease was offset by a 55% increase in license fee revenue from the sale of SaaS based license (Software as a Service) revenues for the year ended December 31, 2009, as compared to the 2008.  The Company expects that the SaaS based licensing model will continue to show strong results through 2010 as this model provides financial institutions with an immediately available, fully integrated system, including all of the software, hardware and services required for the deployment of a comprehensive, web-based enterprise business application, for an affordable, fixed monthly subscription fee.  SaaS based pricing is especially attractive to financial institutions who lack the resources and IT infrastructure to deploy an in-house enterprise business application.  In addition, it does not involve the significant up-front charges of a perpetual license and does not come out of an organization’s capital expenditures budget.  SaaS based licensing helps the Company build a predictable, recurring revenue stream because the subscription fee is received monthly over a three to five year period.

As of December 31, 2009, the Company has recorded a total of approximately $918,000 in current and non-current accounts receivable and associated deferred revenue for SaaS based subscription fees. This represents a 22% increase over the approximately $751,000 reported as of December 31, 2008.

The Company also believes that the demand for in-house software applications will increase in 2010 as financial institutions seek solutions to help them effectively promote the specific products that will increase their profitability and retain their loyal customers.

Service fee revenues changed by less than 1% to $849,000 compared to $857,000 for the years ended December 31, 2009 and 2008, respectively.  During the last fiscal quarter of 2009, the Company noted an increased interest from its clients for customized services and profitability analysis.  We anticipate that this trend will continue in 2010 as we continue to expand our service offerings specifically tailored to the needs of financial institutions.

Cost of Revenues

Cost of revenues includes the cost associated with providing professional services such as data mapping, programming services, training, customer support, installation and consulting services.  These services are typically billed on a time and materials basis.

As a percentage of service revenue, cost of sales related to services was 44% of revenue or $374,000 for the year ended December 31, 2009.  In comparison, cost of sales equaled 28% of revenues or $241,000 in 2008.  The increase in cost of sales was a result of a change in the mix of services which were delivered to our clients.  During 2009, a major portion of services revenues were generated from complex projects which required the expert resources of our most senior development staff.  In addition, cost of sales increased due to upgrade and support costs associated with the release of a new version of our software application.

Gross Profit

For the year ended December 31, 2009, the Company reported a gross profit of $876,000 or 70% of revenue compared to the year ended December 31, 2008, in which the Company reported a gross profit of $1,154,000, or 83% of revenue due to the changes in revenues and cost of revenues explained above.

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

Sales, marketing and product support cost increased by $322,000 or 63% to $835,000 in 2009, compared to $513,000 in 2008.  The increase in expenses is mainly attributable labor and employee benefit costs associated with the expansion of the Company’s direct sales initiatives beginning in December 2008.

Research and Development

Research and development expenses generally consist of salaries, employee benefits and related overhead expenses for product development of our CRM/MRM application solutions.  Research and development costs relate to future products as well as the redesign and maintenance of current products.  We charge all research and development expenses to operations as incurred.  We anticipate that our expenditures in this area will increase significantly in the future as we continue to upgrade and improve our technology to compete effectively with other providers of CRM/MRM applications.

Research and development expenses were $338,000 and $526,000 for the years ended December 31, 2009 and 2008, respectively.  The decrease in expenses of $188,000 is the result of a reduction in outside staffing costs used to supplement product development. In addition in 2009, the research and development team dedicated more time to completing complex custom development projects for clients and upgrading and supporting the release of a new version of our software application; these expenses are included in cost of sales and reduced research and development expenses.

General and Administrative

General and administrative expenses generally consist of salaries, employee benefits and related overhead expenses for executive, financing, accounting and human resource personnel.  In addition, major components of these expenses include other corporate expenses such legal, accounting, professional services, insurance and facilities expenses.

General and administrative expenses were $1,112,000 and $1,281,000 for the years ended December 31, 2009 and 2008, respectively.  The decrease in expenses of $169,000 or 13% was generally attributable to the Company’s continuing efforts to monitor its expenses and attain savings, whenever possible.  During 2009, the Company achieved savings by reducing its professional services fees for legal and investor relation services.  The savings were also offset by an increase in travel cost.  In the fourth quarter of 2009, the Company launched an initiative for on-site visits with our clients to gain a complete understanding of the challenges they face and determine ways in which the Company can help them overcome the challenges and achieve their future goals and objectives.

Litigation Expenses

Litigation expenses related to the OSI legal case were $131,000 and $1,010,000 for the years ended December 31, 2009 and 2008, respectively.  Litigation expenses relate to a civil action lawsuit filed by the Company against Open Solutions Inc. (OSI) for breach of a software license agreement entered into between the parties in May, 2002 (See Item 3. Legal Proceedings for additional information).  Litigation expenses have decreased from the prior year as the matter was settled in August 2009.

Non-operating Expenses:

Interest Expense:

In 2009, interest expense increased to $4,100,000 compared to $682,000 reported in 2008.  The increase in interest expense mainly reflects $3,402,000 of non-cash interest charges related to the accretion of debt discount on convertible notes as fully explained in Item 13.

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

Liquidity and Capital Resources

SEDONA’s operations have been financed through the issuance of short-term convertible notes.   For the fiscal year ended December 31, 2009, SEDONA received net proceeds of approximately $1,625,000 from borrowings under convertible notes.

For the year ended December 31, 2009, the Company used net cash of $1,620,000 for operating activities compared to $1,097,000 in 2008, an increase of $523,000 or 48%.  The increase in net cash used in operating activities was primarily the result of increased sales and marketing activities engaged in by the Company as it entered the direct sales market as well as a reduction in the Company’s accrued expenses specifically related to salary, benefits and severance.

For the year ended December 31, 2009, net cash used in investing activities for the acquisition of property and equipment decreased by $1,000 to $5,000 compared to $6,000 in 2008.

Net cash provided by financing activities increased to $1,628,000 in 2009, compared to $1,088,000 in 2008. In 2009, the proceeds were derived from the issuance of $1,625,000 in short-term convertible notes.  In addition, the Company received proceeds of $3,000 from the sale of common stock through its employee stock purchase plan.

In 2008, the proceeds were derived from $686,000 in payments advanced by David Vey, related to the OSI litigation, plus $285,000 in proceeds from the line of credit and $117,000 from the sale of common stock and exercise of stock options.

Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”).  William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share.  The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 mature and are payable on May 31, 2010, unless theretofore converted. The two $300,000 convertible notes mature and are payable on

May 31, 2010.  The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock.

As more fully described in Item 13, the Company refinanced its existing debt obligations with David Vey on December 31, 2008.  As part of the refinancing, the Company issued Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000.  The New Convertible Note has a maturity date of May 31, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share.  The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000.

In addition, the Company has entered into a financing agreement with Vey Associates to borrow up to $2,250,000.  The loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of May 31, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity.  Once $1,750,000 of the loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per share.  The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is 45,000,000.  As of December 31, 2009, the Company has borrowed $1,625,000 of the $2,250,000.  The number of shares which would be issuable upon conversion of the $1,625,000 principal balance is presently 32,500,000.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence.

For 2009, the Company reported a net loss of $5,640,000 which includes non-cash interest charges of $3,402,000 related to the restructuring of its debt obligations.  In addition, the Company had negative working capital of $11,733,000 and a stockholders’ deficit of $11,718,000 as of December 31, 2009.  These factors raise substantial doubt about our ability to continue as a going concern.

Presently, our revenues are not sufficient to meet our operating and capital expenses and as explained above, we have approximately $8,332,000 of convertible and non-convertible debt obligations which become due in 2010, unless converted to Preferred Stock, (See Note 13).  As stated above, there is substantial doubt about our ability to continue as a going concern since the continuation of our business is dependent upon successfully negotiating with existing lenders to refinance or extend the maturity dates of existing debt, obtaining additional financing (both short and long-term), successful and sufficient market acceptance of our products and achieving a profitable level of operations.

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

Financial Risk Management

From time to time, the Company has issued fixed-rate debt and preferred stock, which is convertible into its common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock.  For the years ended December 31, 2009 and 2008, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net loss per share assuming dilution.  In future periods, the debt may be converted, which may be dilutive and net income per share (assuming dilution) may be reduced.

See Notes 4 and 5 to the accompanying financial statements for additional information with respect to the Company’s long-term debt and convertible preferred stock.

Off-Balance Sheet Arrangements

SEDONA had no off-balance sheet arrangements during 2009 or 2008.

Inflation

Although there can be no assurance that SEDONA’s business will not be affected by inflation in the future, Management believes inflation did not have a material effect on the Company’s results of operations or financial condition during the periods presented herein.

ITEM 8.                             FINANCIAL STATEMENTS

The Company’s financial statements, and the report of Asher & Company, Ltd, our independent registered public accounting firm, referred to in the Index to Financial Statements appear elsewhere in this Form 10-K on the pages set forth below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

Our Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to SEDONA and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to Management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our Management evaluated the effectiveness of SEDONA’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2009, SEDONA’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents the names and positions of the persons who serve as SEDONA’s directors, executive officers and key employees, their ages as of March 31, 2010, and the length of time they have served in such positions:

Name	Age	Position	Since
David R. Vey	57	Chairman of the Board	2003
David C. Bluestone	54	Director	2005
Jack A. Pellicci	71	Director	1996
Roger W. Scearce	60	Director	2004
Anita M. Primo	42	Executive Officer, Chief Financial Officer and Secretary	2003
Timothy A. Rimlinger	46	Executive Officer, Chief Technology Officer	2003
Kimberly M. Thomas	52	Executive Officer, Sr. Development Engineer	2010

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

Directors, Executive Officers and Control Persons

The business experience, principal occupation and employment of the Company’s Directors, executive officers and Key Employees are as follows:

David R. Vey has served as Chairman of the Board since May 2003 and has been a Director of the Company since March 2003.  Mr. Vey also serves as the Company’s Chief Executive Officer effective May 2009.  Mr. Vey founded Vey Development, Inc., a privately held residential and commercial real estate development company, with primary real estate holdings in Louisiana and has served as President since 1983. Mr. Vey is a managing member in Oak Harbor Investments. Mr. Vey holds a Bachelor of Arts, Landscape Architecture and a Bachelor of Science, Forest Management from Louisiana State University.

David C. Bluestone was elected to the Board of Directors in August 2005.  Mr. Bluestone had been with Keybank, N.A. since October 1996, where he was a Senior Real Estate Credit Officer with responsibility for structuring and approval of credit exposure for commercial real estate relationships, maintaining asset quality and portfolio management, and has held the position of Team Leader, Chicago Real Estate Loan Production Officer.  Prior to Keybank, Mr. Bluestone served as Senior Relationship Manager with Mellon Bank N.A.’s Real Estate Department and Section Manager, Credit Review Department from September 1986 to October 1996 with emphasis on new and restructuring of existing multi-million dollar real estate transactions, new business development, as well as underwriting, credit, financial, market and valuation analysis.  From September 1982 to August 1986, he was a Real Estate Representative and Project Manager for The Southland Corporation.  Mr. Bluestone holds a Masters of Business Administration from the University of California, Berkley and a Bachelors of Landscape Architecture from Louisiana State University.

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

Roger W. Scearce has served as a Director of the Company since August 2004.  Mr. Scearce is a senior partner with Vanguard Advisors, LLC.  Vanguard’s mission is to provide world-class advisory and consulting services to business and government leaders.  He is a founding member and has been with Vanguard Advisors, LLC since May 2003.  Prior to forming Vanguard Advisors, Mr. Scearce was a Senior Vice President with American Management Systems (AMS), from April 1999 to April 2003, where he led their Department of Defense (DoD) Strategic Account Group.  While at AMS, Mr. Scearce also served as the Deputy Program Manager, DoD Financial Management Enterprise Architecture as a key executive member of “Team IBM” in support of the DoD’s Business Management Modernization Program.  Before joining AMS, Mr. Scearce was a career military officer, rising to the rank of Brigadier General, U.S. Army.  His last active duty assignment was Deputy Director of the Defense Finance and Accounting Service.  Mr. Scearce managed the day-to-day finance and accounting operations and activities of the Defense Department worldwide.  Earlier leadership roles and assignments included serving as Commandant of the U.S. Army Finance School and Chief of the U.S. Army Finance Corps; and Commander 266th Theater Finance Command, U.S. Army, Europe.

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

Timothy A. Rimlinger has served as Vice President of Engineering since July 2000 and Chief Technology Officer since December 2003.  Mr. Rimlinger is responsible for the design, implementation and delivery of all components of the Company’s CRM application strategy.  Previously, he served as Director of Technology Development since joining the Company in January 1996.  Before joining SEDONA, he was Senior Development Engineer at GE Aerospace and Lockheed Martin from 1985 to 1996.  Mr. Rimlinger received his B.S. Degree in Electrical Engineering from Pennsylvania State University and his M.S. in Electrical Engineering from Villanova University.  Mr. Rimlinger is the spouse of Kimberly Thomas.

Kimberly M. Thomas was promoted to an Executive Officer of SEDONA effective February 2010.  She has been with the Company since 1996 serving as a Senior Software Engineer. Prior to joining SEDONA, Ms. Thomas served as a Senior Software Engineer for Lockheed-Martin from 1989-1996 and as a Software Developer for General Electric from 1980-1989.  Ms. Thomas received her B.S. Degree in Management Science/Operations Research and Marketing from Shippensburg University and her MBA in Finance from Temple University.  Ms. Thomas is the spouse of Timothy Rimlinger.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who beneficially own more than 10% of its common stock, to file reports on their ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of any reports that they file.  Based solely on review of the copies of these reports received or written representations that no reports on Form 5 were required, the Company believes that, for the year ended December 31, 2009 all reporting persons, except David R. Vey, complied on a timely basis with the filing requirements applicable to them.

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

Compensation Committee

The Board of Directors also has a Compensation Committee, consisting of Jack A. Pellicci and David Bluestone (Chair).  The Board has made a determination that Mr. Pellicci and Mr. Bluestone qualify as independent directors under the independence requirements of the NASDAQ.  The Compensation Committee is responsible for developing and executing plans for the compensation of the Company’s executive officers, including the Chief Executive Officer of the Company.  Additionally, the Compensation Committee administers the 1992 Plan and the SEDONA Corporation 2000 Incentive Stock Option Plan (the “2000 Plan”), including the determination, subject to the 2000 Plan’s provisions, of the individuals eligible to receive awards, the individuals to whom awards should be granted, the nature of the awards to be granted, the number of awards to be granted, the exercise price, vesting schedule, term and all other conditions and terms of the awards to be granted.

Executive Committee

The function of the committee is to exercise the powers of the Board between meetings to the extent permitted by law.  The committee members consist of David R. Vey (Chair) and Roger W. Scearce.  Mr. Scearce qualifies as an independent director under the independence requirements of applicable law and of the NASDAQ but Mr. Vey does not qualify as an independent director under the independence requirements (See “Certain Relationship and Related Transaction”).  In addition, Mr. Vey currently serves as the Company’s Principal Executive Officer and Chairman of the Board.

ITEM 11.                      EXECUTIVE COMPENSATION

Employment and Separation Agreements

Appointment of Interim President and CEO

Effective September 18, 2008, the Company appointed Scott C. Edelman as the interim Chief Executive Officer and President of the Company.  Mr. Edelman served as the interim Chief Executive Officer of the Company until the appointment of David R. Vey as Chief Executive Officer in May 2009.  Mr. Edelman replaced Marco A. Emrich who resigned from his position as Chief Executive Officer, President, and Director of the Company effective September 17, 2008.

Mr. Edelman and the Company entered into a three month consulting agreement effective September 18, 2008 and expiring December 18, 2008.  Under the agreement, Mr. Edelman’s duties included but were not limited to: (1) directing the day to day management of the Company; (2) formulating and executing the Company’s business strategy; (3) providing senior level counsel as to the business and operations of the Company; (4) representing the Company in relationships and business dealings within the financial services industry and other markets pursued by the Company; and (5) supporting the activities of the Board of Directors.

Mr. Edelman received compensation of $60,000 under the three month consulting agreement.  Upon extension of the agreement, Mr. Edelman received compensation equal to $20,000 per month.  In addition, the Company provided reimbursement to Mr. Edelman for COBRA health insurance premiums, not to exceed $1,200 per month, during the term of the consulting engagement.

Separation Agreement

Effective January 31, 2009, the Company entered into a separation agreement with Marco Emrich, the Company’s former President, Chief Executive Officer and Director of the Company.  Marco Emrich resigned his positions at the Company effective September 17, 2008.  Under the terms of the separation agreement, Mr. Emrich received a total of $63,176 for services to the Company through and including September 17, 2008.  The Company also paid Mr. Emrich severance based on three month’s salary, totaling $56,250.  The wages and severance amounts were paid to Mr. Emrich on a biweekly basis over a one year period.

In addition, in lieu of cash compensation for accrued vacation, the Company granted Mr. Emrich 450,000 shares of unrestricted common stock under the Company’s 2000 Plan.  These shares were issued in March 2009.  The Company also paid for the cost of six months of medical, dental and vision coverage for Mr. Emrich and his spouse.

Mr. Emrich agreed to act as a consultant to the Company, on a limited basis, should the Company require his services, through December 31, 2009.

Under the terms of his Separation Agreement, Mr. Emrich is subject to certain covenants, including a non-disclosure covenant with respect to the Company’s confidential information, non-competition and non-solicitation covenants, a non-disparagement covenant, and certain other covenants.

2009 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards Earned	Non- Equity Incentive Plan Comp.	Nonqualified Deferred Comp. Earnings	All Other Comp.	Total Cash Comp.
David C. Bluestone	$1,500	$—	$—	$—	$—	$—	$1,500
Scott C. Edelman	$400	$—	$—	$—	$—	$—	$400
Jack Pellicci	$2,000	$—	$—	$—	$—	$—	$2,000
Roger W. Scearce	$1,500	$—	$—	$—	$—	$—	$1,500
David R. Vey	$500	$—	$—	$—	$—	$—	$500

The Directors of the Company elected to defer the issuance of a total of 300,000 non-qualified stock options each, which were earned in 2007, 2008 and 2009.  When the incentive stock options are issued, the value of the award is calculated based upon the fair value of each common stock option issued on the date of grant, in accordance with Statement of Financial Accounting Standards (SFAS) 123R.  The fair value estimate is calculated using the Black-Scholes model.

The following table sets forth certain compensation information awarded to, earned by, or paid for services rendered to the Company in all capacities, for the full fiscal year two years ended December 31, 2009 and 2008 for the Company’s President and Chief Executive Officer and the top three most highly compensated Company Vice Presidents, whose aggregate salary for such years exceeded $100,000, (no bonus was paid to the named executive officers in such years):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	All Other Compensation	Total
Scott C. Edelman*	2009	$240,000	$7,200	$247,200
Former Interim Pres. & CEO	2008+	$240,000	$7,200	$247,200

Marco A. Emrich*	2009	—	—	$—
Former President and CEO	2008+	$225,000	$6,750	$231,750

Dean V. Bobrowski *	2009	—	—	$—
Vice President of Sales	2008+	$170,000	$5,100	$175,100

Anita M. Primo	2009	$125,000	$3,750	$128,750
V.P. & Chief Financial Officer	2008	$114,000	$3,420	$117,420

Timothy A. Rimlinger	2009	$130,000	$3,900	$133,900
V.P. & Chief Technical Officer	2008	$130,000	$3,900	$133,900

* S. Edelman terminated 05-09

* M. Emrich terminated 09-08

* D. Bobrowski terminated 06-08

+If an executive served in a capacity during any part of a fiscal year with respect to the information required, information is provided as to all compensation for the full fiscal year.

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

The Company did not issue any long-term stock based incentives during 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Not Vested (#)	Equity Incentive Plan Awards: Market or payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Edelman	15,000	—	—	$0.32	12/30/15	—	$0.00	—	$0.00
	30,000	20,000	—	$0.27	12/30/15	—	$0.00	—	$0.00
	100,000	—	—	$0.21	8/11/15	—	$0.00	—	$0.00
	100,000	—	—	$0.21	8/17/16	—	$0.00	—	$0.00

Anita Primo	25,000	—	—	$1.72	11/6/10	—	$0.00	—	$0.00
	7,500	—	—	$0.78	3/29/11	—	$0.00	—	$0.00
	25,000	—	—	$1.03	11/6/10	—	$0.00	—	$0.00
	7,500	—	—	$1.03	3/29/11	—	$0.00	—	$0.00
	50,000	—	—	$0.19	12/1/13	—	$0.00	—	$0.00
	86,227	—	—	$0.15	12/30/15	—	$0.00	—	$0.00

Timothy Rimlinger	101,905	—	—	$0.15	12/30/15	—	$0.00	—	$0.00

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

As of December 31, 2009, there was a total of $146,351 in accrued compensation due to current and past members of the Board of Directors for prior service.  As of December 31, 2008, there was a total of $140,434 accrued compensation due to current and past members of the Board of Directors for prior service.  Since 2007, the Directors of the Company elected to defer the issuance of 300,000 non-qualified stock options each, which were earned in 2009, 2008 and 2007.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	25,084,288	$0.23	22,726,215
Equity compensation plans not approved by security holders (2)	—	—	—
Total	25,084,288	$0.23	22,726,215

(1)          These plans consist of the 1992 Plan and 2000 Plan which replaced the 1992 plan. The current plan includes a formula that automatically increases the number of securities available for issuance equal to 20% of the number of shares issued and outstanding.

(2)          The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

The following table sets forth information regarding the beneficial ownership of the common stock as of March 26, 2010 with respect to:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
David C. Bluestone	240,000	(1)	*
Jack Pellicci	417,824	(1)	*
Anita M. Primo	272,966	(1)	*
Timothy A. Rimlinger	227,836	(1)	*
Roger W. Scearce	270,700	(1)	*
David R. Vey	185,231,860	(1,2)	72.70%
All executive officers and Directors as a group, (6 persons)	186,661,186		72.36%

*                                         Owner holds less than 1% of the class.

(1)                                  Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified in the table as beneficially owned. The table includes shares which the following directors and executive officers have a right to acquire within 60 days from March 26, 2010, upon the exercise of outstanding options and warrants:

Mr. Bluestone — 250,000 options, none of which are in the money as of 12-31-09

Mr. Pellicci — 396,500 options, none of which are in the money as of 12-31-09

Ms. Primo — 201,227 options, none of which are in the money as of 12-31-09

Mr. Rimlinger — 101,905 options, none of which are in the money as of 12-31-09

Mr. Scearce — 245,000 options, none of which are in the money as of 12-31-09

Mr. Vey — 310,000 options, none of which are in the money as of 12-31-09; 12,627,390 warrants

(2)                               Mr. Vey has a right to acquire 82,000,000 shares within 60 days upon a notice of conversion related to a $4,100,000 convertible note due January 4, 2010 and an additional 32,500,000 shares upon notice of conversion related to a $1,625,000 convertible note due January 4, 2010.  The Company and Mr. Vey have agreed that Mr. Vey shall not be permitted to convert any portion of this convertible note until such time as the Company has adequate authorized shares.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE

The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors and currently its Chief Executive Officer.  Mr. Vey is a shareholder who directly or indirectly owns approximately 38% of the Company’s outstanding common stock at March 26, 2010.

David Vey and Oak Harbor

Oak Harbor Note

As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”).  Oak Harbor is a limited liability company in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 31, 2010, at which time all outstanding principal and interest was due.  The Oak Harbor Note bears interest at a rate of eight percent (8%) per year.

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

3. A secured revolving promissory note dated as of September 27, 2006, in the principal amount of $690,000 (the “Revolving Note”).  The Revolving Note was payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year.  The Revolving Note, as previously extended, had a maturity date of January 1, 2009.

The Old Convertible Note, the Bridge Note and the Revolving Note are collectively referred to below as the “Old Notes.”

Partial Conversion of Interest and Principal

In connection with the Refinancing Transaction, Mr. Vey converted principal and accrued interest under the Existing Notes in the amount of $1,262,739 into shares of the Company’s common stock at the rate of $0.05 per share, for a total of 25,254,781 shares (the “Conversion”). After the Conversion, as described below, the Company issued to Mr. Vey a new convertible note in the amount of $4,100,000, which represented the total balance of the principal currently due and owing to Mr. Vey by the Company under the Old Notes.  Due to the fact that the original conversion price on the existing convertible note was $0.14 per share and interest and principal were converted at $0.05 per share, the Company recorded an inducement loss of $1,298,817 on December 31, 2008.

Warrants

In consideration for Mr. Vey’s agreement to refinance the Existing Notes and to effect the Conversion, the Company granted Mr. Vey one warrant to purchase 12,627,390 shares of Company common stock at a price of $0.07 per share.  The warrant expires in December 2012.  This modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrant was included in determining the debt extinguishment loss to be recognized.  The fair value of warrant in the amount of $909,172 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.

The warrants have anti-dilution and other additional terms consistent with other warrants previously issued by the Company to Mr. Vey.

The New Convertible Note

In exchange for the Old Notes, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000 (the “New Convertible Note”).  The New Convertible Note has a maturity date of May 31, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity.  Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share.  The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated as of October 23, 2006.

Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000.  The Company is accreting this debt discount to interest expense over the one year term of the New Convertible Note, beginning with the funding of the first installment on January 5, 2009. For the year ended December 31, 2009, the Company recorded accretion of the debt discount of approximately $2,440.  For the year ended December 31, 2008, there was no accretion of the debt discount.

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

The New Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale with the Securities and Exchange Commission all shares to be issued under the New Convertible Note.

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

Payment of the fifth installment was subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009, which was not achieved.

The first installment of this financing agreement was not received until January 2009.  As of December 31, 2009, the outstanding balance on this loan was $1,625,000.  Subsequent to December 31, 2009 the Company received an additional $225,000 in proceeds bringing the outstanding balance on this loan to $1,850,000 as of April 15, 2010.

The New Loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of May 31, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity.  Once $1,750,000 of the New Loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per share.  The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is presently 45,000,000.

Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $.03 per share.  The Company is accreting this debt discount to interest expense over the one year term of the New Convertible Note, beginning on the date each respective tranche was funded to the Company.  For the year ended December 31, 2009, the Company recorded accretion of the debt discount of approximately $962,000.  For the year ended December 31, 2008, there was no accretion of the debt discount.

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

The Vey Associates Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale the shares with the Securities and Exchange Commission all shares to be issued under the Vey Associates Convertible Note.

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

Approval for Additional Shares

The Articles of Incorporation of the Company provides for 175,000,000 of which 127,364,064 were issued and outstanding as of March 26, 2010.  At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey and Vey Associates as required upon full conversion of notes and exercise of options and warrants.  The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation to increase its authorized shares by at least an amount necessary to cover its share issuance obligations at its next annual shareholders’ meeting.  Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

The table below details the total outstanding principal balance and accrued interest expense owed to David Vey and Oak Harbor as of December 31, 2009.

			Principal	Accrued interest
Instrument	Payee	Maturity Date	due	at December 31, 2009
Promissory Note dated as of August 17, 2006	Oak Harbor Investment Properties LLC	May 31, 2010	$1,040,402	$283,683

Secured Convertible Promissory Note dated as of December 31, 2008	David Vey	May 31, 2010	$4,100,000	$328,000

Secured Convertible Promissory Note dated as of December 31, 2008	Vey & Associates	May 31, 2010	$1,625,000	$88,575

David Vey and OSI Litigation

On September 4, 2007, SEDONA entered into an agreement with Vey Associates, Inc. in which Vey Associates agreed to provide funding to assist SEDONA in the payment of certain fees and expenses related to the lawsuit captioned Sedona Corp. v. Open Solutions, Inc., Action No. 3:07-CV-00171-VLB (the “litigation”), in the United States District Court for the District of Connecticut. David Vey, the Chairman, CEO and a shareholder of SEDONA, is an officer, director and majority shareholder of Vey Associates, Inc.

Under the agreement, Vey Associates agreed to advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation will to be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA would receive twenty-five (25%) percent of any proceeds and Vey Associates will receive seventy-five (75%) percent of the proceeds. In the event that SEDONA is unsuccessful in the litigation and does not receive any litigation proceeds, it will have no obligation to repay any sums to Vey Associates.

In a ruling filed August 19, 2009, the court denied SEDONA’s motion for summary judgment. In accordance with the terms of the litigation support agreement, the Company had no obligation to repay any sums to Vey Associates and reclassified approximately $846,000 of principal and accrued interest to additional paid in capital.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Type of Service	2009	2008
Audit Fees	$106,500	$105,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees.  This category includes: the audit of the Company’s annual financial statements included in the Company’s reports on 10-K; the timely review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2009 and 2008; and services that are normally provided by the independent auditors in connection with engagements for those fiscal periods.  This category may also include advice on audit and accounting matters that arose during, or as a result of, the audit or review of interim financial statements.  This category also includes services in connection with statutory and regulatory filings or engagements.

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

The only fees paid to Asher & Company, Ltd. were audit fees.

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

All audit fees in fiscal year 2009 and 2008 were pre-approved by the Audit Committee.

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

10.99	Form of Registration Rights Agreements used in connection with private placement transactions entered into during fiscal year 2007 by and among the Company and the investor signatory thereto (29)

10.100	Form of Warrants issued to Investors used in connection with private placement transactions entered into in fiscal year 2007 by and among the Company and the investor signatory thereto (29)

10.101	Agreement between the Company and Vey Associates, Inc. dated as of September 4, 2007 (30)

10.102	Amendment to promissory note dated August 17, 2006 between SEDONA Corporation and Oak Harbor Investment Properties, L.L.C. in the principal amount of $1,040,402 (33)

10.103	Amendment to promissory note dated September 27, 2006 between SEDONA Corporation and David Vey in the principal amount of $500,000 (33)

10.104	Amendment to promissory note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $1,213,952 (33)

10.105	Amendment to secured convertible note dated October 23, 2006 between SEDONA Corporation and David Vey in the principal amount of $2,691,263 (33)

10.106	Amendment to loan agreement dated July 5, 2005 between SEDONA Corporation and William W. Rucks (33)

10.107	Amendment to promissory note dated July 1, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $250,000 (33)

10.108	Amendment to promissory note dated August 1, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $250,000 (33)

10.109	Amendment to promissory note dated September 29, 2005 between SEDONA Corporation and William W. Rucks in the principal amount of $500,000 (33)

10.110	Amendment to promissory note dated May 31, 2006 between SEDONA Corporation and William W. Rucks in the principal amount of $300,000 (33)

10.111	Amendment to convertible note dated May 31, 2006 between SEDONA Corporation and Charles Mitchell in the principal amount of $300,000 (33)

10.112#	Consulting Agreement between the Company and Scott Edelman (34)

10.113	Loan and Refinancing Agreement between Sedona Corporation and Vey Associates, Incorporated, dated as of December 31, 2008 (35)

10.114	Consolidated and Restated Convertible Promissory Note in the principal amount of $4,100,000 between David R. Vey and Sedona Corporation, dated as of December 31, 2008 (35)

10.115	Secured Convertible Note in the principal amount of $2,250,000.00 from Sedona Corporation to Vey Associates Incorporated, dated as of December 31, 2008 (35)

10.116	Security Agreement from Sedona Corporation to Vey Associates Incorporated, dated as of December 31, 2008 (35)

10.117	Intercreditor Agreement among Oak Harbor Investment Properties, L.L.C., David R. Vey, Vey Associates Incorporated and Sedona Corporation, dated as of December 31, 2008 (35)

10.118	Amendment No. 2 to Facility Lease for Plymouth, MN dated February 27, 2009 (38)

14.1	Code of Conduct and Business Ethics, adopted by Board of Directors, June 21, 2004 (20)

16.1	Letter from McGladrey and Pullen, LLP, dated April 13, 2007 agreeing to the statement of the Company under 4.01 of its Form 8-K, filed April 19, 2007 (31)

16.2	Letter from McGladrey and Pullen, LLP, dated June 20, 2007, agreeing to the statements of the Company under Item 4.01 of its 8-KA filed on May 21, 2007 and June 20, 2007 (32)

23.1*	Consent of Asher & Company, Ltd.

31.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Statement Under Oath of Principal Executive Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Statement Under Oath of Principal Financial Officer of the Company Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Amendment to Compensation Plan for Directors

99.1	Surety Agreement dated as of November 2, 2006 from Vey (26)

99.1	Amended and Restated Surety Agreement dated as of November 2, 2006 from Vey (27)

99.1	Second Amended and Restated Surety Agreement dated as of March 11, 2009 (37)

*	Filed herewith.

#	Executive Compensation Plans and Arrangements.

(1)	Filed as an Exhibit to the Registration Statement on Form S-3, filed May 23, 2000 (File No. 333-37678).

(2)	Filed as an Exhibit to the Company’s Current report on Form 8-K, dated June 15, 1992.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(5)	Filed as an Exhibit to the Registration Statement on Form S-3 filed June 5, 2000 (File No. 333-38578).

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(7)	Filed as an Exhibit to the Current Report on Form 8-K filed November 28, 2000.

(8)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed August 31, 2000.

(10)	Filed as an Appendix to the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed May 17, 2000.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(13)	Filed as an Exhibit to the Annual Report on Form 10-K for fiscal year ended December 31, 2001.

(14)	Filed as an Exhibit to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March31, 2004.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(18)	Filed as an Exhibit to the 8-K on November 24, 2005.

(19)	Filed as an Exhibit to the 8-K on March 17, 2005.

(20)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(21)	Filed as an Exhibit to the 8-K on April 19, 2005.

(22)	Filed as an Exhibit to the 8-K on April 27, 2005.

(23)	Filed as an Exhibit to the 8-K on July 11, 2005.

(24)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(25)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

(26)	Filed as an Exhibit to the 8-K on November 8, 2006.

(27)	Filed as an Exhibit to the 8-K on December 21, 2006.

(28)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

(29)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.

(30)	Filed as an Exhibit to the 8-K on September 10, 2007.

(31)	Filed as an Exhibit to the 8-K on April 19, 2007.

(32)	Filed as an Exhibit to the 8-K on June 20, 2007.

(33)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(34)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

(35)	Filed as an Exhibit to the 8-K on January 7, 2009.

(36)	Filed as an Exhibit to the 8-K on February 6, 2009.

(37)	Filed as an Exhibit to the 8-K on March 17, 2009.

(38)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA CORPORATION

April 15, 2010	/S/ David R. Vey
DATE	David R. Vey
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signatures

BY	/S/ David R. Vey	Date: April 15, 2010
David R. Vey
Chairman of the Board and Chief
Executive Officer

BY	/S/ David C. Bluestone	Date: April 15, 2010
David C. Bluestone
Director

BY	/S/ Jack A. Pellicci	Date: April 15, 2010
Jack A. Pellicci
Director

BY	/S/ Anita M. Primo	Date: April 15, 2010
Anita M. Primo
Chief Financial Officer and Vice President
Principal Financial and Accounting Officer

BY	/S/ Roger W. Scearce	Date: April 15, 2010
Roger W. Scearce
Director

Index to Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SEDONA Corporation

King of Prussia, Pennsylvania

We have audited the accompanying consolidated balance sheets of SEDONA Corporation and its subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEDONA Corporation and its subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses, has negative working capital and a stockholders’ deficit and anticipates that it will require additional debt and/or equity financing in 2010, which may not be readily available.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans relating to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ASHER & COMPANY, Ltd.

April 15, 2010

Philadelphia, Pennsylvania

SEDONA Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$37	$34
Accounts receivable	345	410
Prepaid expenses and other current assets	74	62
Total current assets	456	506
Accounts receivable, non-current	638	474
Property and equipment, net	12	13
Other non-current assets	3	3
Total non-current assets	653	490
Total assets	$1,109	$996

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt, net of discount	$8,332	$2,008
Accounts payable	622	663
Accrued litigation expenses	699	622
Accrued expenses and other current liabilities	1,622	2,053
Deferred and unearned revenue	914	882
Total current liabilities	12,189	6,228
Long-term debt, less current maturities, net of discount	—	2,280
Deferred and unearned revenue	638	474
Total long-term liabilities	638	2,754
Total liabilities	12,827	8,982

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000) Authorized shares – 1,000,000 Series A, par value $2.00, Issued and outstanding shares– 500,000	1,000	1,000
Common stock, par value $0.001 Authorized shares –175,000,000, Issued and outstanding shares – 127,364,064 and 101,004,818 in 2009 and 2008, respectively	127	101
Additional paid-in-capital	73,156	71,274
Accumulated deficit	(86,001)	(80,361)
Total stockholders’ deficit	(11,718)	(7,986)
Total liabilities and stockholders’ deficit	$1,109	$996

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands)

	For years ended December 31,
	2009	2008
Revenues:
Product licenses	$401	$538
Services	849	857
Total revenues	1,250	1,395
Cost of revenues:
Services	374	241
Total cost of revenues	374	241
Gross profit	876	1,154
Expenses:
General and administrative	1,112	1,281
Litigation expenses	131	1,010
Sales, marketing and customer services	835	513
Research and development	338	526
Total operating expenses	2,416	3,330
Loss from operations	(1,540)	(2,176)
Other expenses:
Interest expense	(4,100)	(682)
Inducement loss on debt conversion	—	(1,299)
Loss on extinguishment of debt	—	(1,156)
Total other expenses	(4,100)	(3,137)
Net loss	(5,640)	(5,313)
Deemed dividends applicable to preferred stockholders	(120)	(120)
Loss applicable to Common Stockholders	$(5,760)	$(5,433)

Basic and diluted net loss per share applicable to common shares	$(0.05)	$(0.05)

Basic and diluted weighted average common shares outstanding	118,924,121	99,942,670

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

Stock Series A
	Shares	Amount

Balance, December 31, 2007	500,000	$1,000

Common stock issued for consulting services	—	—
Common stock issued in private placement transactions	—	—
Common stock issued from the exercise of stock options	—	—
Common stock issued to employee 401(k) savings plan	—	—
Common stock issued for employee stock purchase plan	—	—
Common stock issued for conversion of debt and related accrued interest	—	—
Warrants issued in conjunction with debt extinguishments	—	—
Beneficial conversion feature on convertible debt issuance	—	—
Stock-based compensation	—	—
Net loss, year ended December 31, 2008	—	—
Balance, December 31, 2008	500,000	1,000

Common stock issued for consulting services	—	—
Common stock issued in conjunction with severance arrangement	—	—
Common stock issued for employee stock purchase plan	—	—
Common stock issued in conjunction with debt extinguishments	—	—
Beneficial conversion feature on convertible debt issuance	—	—
Stock-based compensation	—	—
Forgiveness of litigation debt obligation	—	—
Net loss, year ended December 31, 2009	—	—
Balance, December 31, 2009	500,000	$1,000

See accompanying notes to consolidated financial statements

SEDONA Corporation and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2007	97,649,350	$98	$64,880	$(75,048)

Common stock issued for consulting services	325,436	1	48	—
Common stock issued in private placement transactions	2,660,668	1	99	—
Common stock issued from the exercise of stock options	58,791	—	9	—
Common stock issued to employee 401(k) savings plan	258,363	—	44	—
Common stock issued for employee stock purchase plan	52,210	1	7	—
Common stock issued for conversion of debt and related accrued interest	—	—	2,562	—
Warrants issued in conjunction with debt extinguishments	—	—	1,156	—
Beneficial conversion feature on convertible debt issuance	—	—	2,460	—
Stock-based compensation	—	—	9	—
Net loss, year ended December 31, 2008	—	—	—	(5,313)
Balance, December 31, 2008	101,004,818	101	71,274	(80,361)

Common stock issued for consulting services	629,419	1	47
Common stock issued in conjunction with severance arrangement	450,000	—	31
Common stock issued for employee stock purchase plan	25,046	—	3
Common stock issued in conjunction with debt extinguishments	25,254,781	25	(25)
Beneficial conversion feature on convertible debt issuance	—	—	975
Stock-based compensation	—	—	5
Forgiveness of litigation debt obligation	—	—	846
Net loss, year ended December 31, 2009	—	—	—	(5,640)
Balance, December 31, 2009	127,364,064	$127	$73,156	$(86,001)

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2009	2008
Operating activities:
Net loss	$(5,640)	$(5,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	5
Charge for employer 401(K) stock contribution	—	44
Common stock issued for legal, consulting services and placement agent	47	49
Stock-based compensation	5	9
Accretion of debt discount	3,402	45
Loss on extinguishment of debt	—	1,156
Inducement loss on debt conversion	—	1,299
Loss on the sale of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable	(99)	1
Prepaid expenses and other current assets	(12)	6
Accounts payable and accrued expenses	475	1,359
Deferred revenue	196	242
Net cash used in operating activities	(1,620)	(1,097)

Investing activities:
Purchase of property and equipment	(5)	(6)
Net cash used in investing activities	(5)	(6)

Financing activities:
Proceeds from line of credit	—	285
Proceeds from other non-current liabilities	—	686
Proceeds from sale of common stock	3	108
Proceeds from the exercise of stock options	—	9
Proceeds from the issuance of short-term note	1,625	—
Net cash provided by financing activities	1,628	1,088
Net increase/(decrease) in cash and cash equivalents	3	(15)
Cash and cash equivalents, beginning of year	34	49
Cash and cash equivalents, end of year	$37	$34

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1	$2

Supplemental Disclosures of Non-Cash Financing Activities
Conversion of debt into common stock	$—	$495
Conversion of accrued interest into common stock	$—	$768
Beneficial conversion on debt refinancing	$975	$2,460
Forgiveness of OSI litigation liability	$846	$—

See accompanying notes to consolidated financial statements.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

1. Accounting Policies

Description of Business

SEDONA Corporation (“SEDONA” or the “Company”) develops and markets Customer and Member Relationship Management (CRM/MRM) solutions to community banks, regional banks, and credit unions.  SEDONA solutions combine software and services.  The Company’s CRM/MRM application solutions enable financial services organizations to improve key performance metrics to strengthen their position in the market and obtain a greater share of the customer’s wallet.  The Company develops, distributes and supports application software and delivers services for data integration, training and custom development.  The Company also offers a range of consulting services involving hands-on design and configuration of the Company’s software application, structured in engagements which are focused on a specific goal such as customer and member retention, marketing and sales portal development, marketing campaigns, or new customer and member on-boarding.

The current target market for SEDONA is banks and credit unions with under $10 billion in assets.  In order to appeal to this market, SEDONA prices its solutions based on the asset size of the financial institution, making it cost-effective for both smaller and larger banks and credit unions to adopt CRM and MRM.

SEDONA has signed Original Equipment Manufacturer (OEM) and reseller agreements with several leading software and services providers for the financial services market, including, but not limited to: Fiserv; Connecticut Online Computer Center, Inc.; Profit Technologies; Bradford-Scott, CU ink, Share One Inc and EPL, Inc.

SEDONA continues to work to broaden its direct and indirect distribution channels and expand its market penetration within financial services.  The Company’s plans include: (i) pursuing direct sales opportunities by focusing on its target market; (ii) enhancing its indirect sales channel by aligning OEM agreements with new core systems providers; (iii) fostering the existing OEM partnerships with leading core system providers by promoting corporate-wide adoption of its CRM/MRM technology with its current providers; (iv) developing and introducing new technologies to enhance our CRM/MRM solutions such as our leading profitability tool, Profit Pro; and (v) increasing our service offerings such as data integration, marketing services and consulting.

Going Concern

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence.  For 2009, the Company reported a net loss of $5,640,000 which includes non-cash interest charges of $3,402,000 related to the restructuring of the debt obligations.  In addition, the Company has negative working capital of $11,733,000 and a stockholders’ deficit of $11,718,000 as of December 31, 2009.  These factors raise substantial doubt about our ability to continue as a going concern.

The Company plans to pursue additional fundraising activities with existing and potential new investors.  Our plans include negotiating with existing lenders to refinance or extend the maturity dates of existing debt, raising additional capital through public or private sale of equity or debt securities, debt financing, short-term loans, or a combination of the foregoing and possibly other collaborative agreements with our distribution partners.  There can be no assurances that the Company will succeed in its plan to obtain any such financing or that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to the Company and our stockholders.  In addition, if we raise additional funds through the issuance of equity securities, dilution to our existing shareholders would likely result.

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

Accounts Receivable

Trade receivables are generated primarily from the Company’s customers and distribution partners.  Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  A valuation allowance is provided for known and anticipated credit losses, as determined by Management in the course of regularly evaluating individual customer receivables.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  As of December 31, 2009 and 2008, the current portion of net accounts receivable includes $1,090 and $34,790, respectively for maintenance services which will be amortized over the maintenance period and recognized as revenue on a monthly basis in the upcoming year.  As of December 31, 2009 and 2008, no allowance for doubtful accounts was required.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

1.     Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets, which range from three (3) to seven (7) years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment.  Assets are periodically reviewed for possible impairment whenever circumstances or events indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of the asset is not recoverable, the carrying amount of such asset will be reduced to fair value.  There were no impairment charges for 2009 or 2008.

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

Software Development and Purchased Software Costs

Software development costs are accounted for in accordance with ASC Topic 985, Software.  All costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. The costs incurred for testing and coding of the new software products are capitalized. Amortization of such costs is the greater of the amount capitalized using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product not to exceed three (3) years.  Amortization commences when the product is available for general release to customers.  The Company capitalizes costs related to purchased software used for developmental purposes and amortizes such value over three (3) years consistent with the amortization and capitalization policy discussed above related to capitalized software costs.

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

In addition, the Company also sells directly to banks and credit unions.  The related license fee is recognized by SEDONA in the same manner as the indirect sales model, whereby license fee revenue is recognized when the Company receives written acknowledgement from their customer that the license fee has been earned and monies are owed to SEDONA.  For the years ended December 31, 2009 and 2008, product license revenue was recognized in the amount of $401,000 and $538,000, respectively.

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

For the years ended December 31, 2009, and 2008, the Company recognized services revenue in the amount of $849,000 and $857,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Under ASC Topic 740, deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences and tax loss and credit carryforwards.  A valuation allowance is established to reduce deferred tax assets if some, or all, of such deferred tax assets are not likely to be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies).  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company includes interest and penalties related to its tax contingencies as operating expenses in its consolidated statement of operations.

Earnings/Loss Per Share

Earnings/Loss Per Share requires a dual presentation of basic and diluted earnings/loss per common share.  Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive.   For the year ended December 31, 2009, the Company’s common stock equivalents, consisting of warrants to purchase 22,337,690 shares of common stock, preferred stock and debt convertible into 134,725,538 common shares, and options to purchase 2,746,598 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.  For the year ended December 31, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 22,679,690 shares of common stock, preferred stock and debt convertible into 118,465,389 common shares, and options to purchase 3,260,452 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.  Basic and diluted loss per share were the same for the year ended December 31, 2009 and 2008, respectively, as there were no potentially dilutive securities outstanding.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions of ASC Topic 718, “Compensation — Stock Compensation”.

ASC Topic 718 requires all share based payments to employees, including grants of employee stock options or warrants, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

1.     Accounting Policies (continued)

The Company estimates the fair value of stock options and warrants at the grant date using the Black-Scholes option pricing model.  The model takes into consideration weighted average assumptions related to the following: risk-free interest rates; expected term; expected volatility; and expected dividend rates.  The consolidated statement of operations reflects share-based compensation of approximately $5,000 and $9,000 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, the total expense impact of the non-vested awards is approximately $4,000 and will be recognized over a weighted average period of 0.85 years.

Recent Accounting Pronouncements

In September 2009, the Company adopted ASC 105-10-05, which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB issued new guidance regarding the classification of financial instruments that are indexed to a company’s own stock.  The new guidance revised the criteria for determining whether an instrument is indexed to a company’s own stock and the resultant accounting treatment of those instruments.  The new guidance is effective for annual periods beginning after December 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; and restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Adoption of the standard did not have a significant impact on the Company’s financial position and results of operations; however, any business combination entered into after the adoption may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies.

In February 2009, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

1.     Accounting Policies (continued)

contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard effective January 1, 2009 did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

1.     Accounting Policies (continued)

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.   In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.” The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company adopted the ASU in the fourth fiscal quarter of 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

Standards Issued But Not Yet Adopted

In June 2009, the FASB issued an accounting standard codified within ASC 860, “Transfers and Servicing.” This standard amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. This standard is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued an accounting standard codified within ASC 810, “Consolidation.” This standard amends the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

1.     Accounting Policies (continued)

tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2009.  The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

1.     Accounting Policies (continued)

Off-Balance Sheet Arrangements

Except for operating leases, SEDONA had no off-balance sheet arrangements during 2009 or 2008.

Segment Information

The Company is organized and operates as one operating segment wherein it develops and markets web-based, vertical customer relationship management (CRM)/ (MRM) solutions for small and medium sized businesses and uses one measure of profitability to manage its business.  In accordance with ASC Topic 280, Segment Reporting, the chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  Since the Company operates in one segment and provides one group of similar products and services, all financial segment and product line information required by ASC Topic 280 can be found in the consolidated financial statements.  Major customer and geographic area revenue disclosures are presented in Note 13.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

2.  Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Machinery and equipment	$83	$78
Leasehold improvements	15	15
Purchased software for internal use	35	35
	133	128
Less accumulated depreciation and amortization	121	115
	$12	$13

Depreciation expense was $6,000 and $5,000 for the years ended December 31, 2009 and 2008, respectively.

3.  Revolving Line of Credit

On September 27, 2006, the Company entered into a revolving line of credit with David Vey, the Company’s Chairman of the Board of Directors, and currently its Chief Executive Officer, with a maximum borrowing of $500,000.  Advances on the line of credit were subject to the approval of David Vey. During 2008, Mr. Vey informally increased the maximum borrowing under the line of credit to $690,000.  The line accrued interest at 8% per year. Interest only payments were due quarterly until the maturity date, January 1, 2009.

In conjunction with the December 31, 2008 refinancing, the outstanding line of credit of $690,000 and related accrued interest of $73,262 were consolidated as part of a refinancing transaction into a single convertible note payable to David Vey, see Note 4 for additional details.

4. Debt Obligations

Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Oak Harbor note	$1,040	$1,040
Consolidated convertible note with David Vey, dated December 31, 2008, net of discount of $20 and $2,460, at December 31, 2009 and 2008 respectively	4,080	1,640
Convertible notes with William Rucks	1,000	1,000
Convertible note with Vey & Associates, net of discount of $13 at December 31, 2009	1,612	—
Convertibles notes with Rucks & Mitchell	600	600
Capital lease obligations	—	8
Total debt obligations	8,332	4,288
Less current maturities	(8,332)	(2,008)
Long-term debt	$—	$2,280

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

4. Debt Obligations (continued)

The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors and Chief Executive Officer of the Company.

David Vey and Oak Harbor

Oak Harbor Note

As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”).  Oak Harbor is a limited liability company in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 31, 2010, at which time all outstanding principal and interest was due.  The Oak Harbor Note bears interest at a rate of eight percent (8%) per year.

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

3. A secured revolving promissory note dated as of September 27, 2006, in the principal amount of $690,000 (the “Revolving Note”).  The Revolving Note was payable by application of the proceeds of the receivables of the Company, together with accrued interest at the rate of eight percent (8%) per year.  The Revolving Note, as previously extended, had a maturity date of January 1, 2009.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

4. Debt Obligations (continued)

The Old Convertible Note, the Bridge Note and the Revolving Note are collectively referred to below as the “Old Notes.”

Partial Conversion of Interest and Principal

In connection with the Refinancing Transaction, Mr. Vey converted principal and accrued interest under the Existing Notes in the amount of $1,262,739 into shares of the Company’s common stock at the rate of $0.05 per share, for a total of 25,254,781 shares (the “Conversion”). After the Conversion, as described below, the Company issued to Mr. Vey a new convertible note in the amount of $4,100,000, which represented the total balance of the principal currently due and owing to Mr. Vey by the Company under the Old Notes.  Due to the fact that the original conversion price on the existing convertible note was $0.14 per share and interest and principal were converted at $0.05 per share, the Company recorded an inducement loss of $1,298,817 on December 31, 2008.

Warrants

In consideration for Mr. Vey’s agreement to refinance the Existing Notes and to effect the Conversion, the Company granted Mr. Vey one warrant to purchase 12,627,390 shares of Company common stock at a price of $0.07 per share.  The warrant expires in December 2012.  This modification was accounted for as a debt extinguishment and the fair value of the stock purchase warrant was included in determining the debt extinguishment loss to be recognized.  The fair value of warrant in the amount of $909,172 was determined using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.

The warrants have anti-dilution and other additional terms consistent with other warrants previously issued by the Company to Mr. Vey.

The New Convertible Note

In exchange for the Old Notes, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount $4,100,000 (the “New Convertible Note”).  The New Convertible Note has a maturity date of May 31, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share.  The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated as of October 23, 2006.

Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000.  The Company is accreting this debt discount to interest expense over the one year term of the New Convertible Note, beginning with the funding of the first installment on January 5, 2009. For the year ended December 31, 2009, the Company recorded accretion of the debt discount of approximately $2,440.  For the year ended December 31, 2008, there was no accretion of the debt discount.

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

The New Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale with the Securities and Exchange Commission all shares to be issued under the New Convertible Note.

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

Payment of the fifth installment was subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009.

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

Payment of the fifth installment was subject to the Company achieving a certain profitability level, referred to as “EBITDA Break Even”, at the end of the third quarter of Fiscal year 2009, which was not achieved.

The first installment of this financing agreement was not received until January 2009.  As of December 31, 2009, the outstanding balance on this loan was $1,625,000.

The New Loan is evidenced by a secured convertible promissory note having a principal amount of up to $2,250,000 (the “Vey Associates Convertible Note”). The Vey Associates Convertible Note has a maturity date of May 31, 2010 unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity.  Once $1,750,000 of the New Loan has been paid to the Company, Vey Associates has the option to convert all or part of the unpaid principal and accrued but unpaid interest of the Vey Associates Convertible Note into shares at a conversion price of $0.05 per

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

4. Debt Obligations (continued)

share.  The number of shares which would be issuable upon the conversion of the $2,250,000 principal balance is presently 45,000,000.

Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $.03 per share.  The Company is accreting this debt discount to interest expense over the one year term of the New Convertible Note, beginning on the date each respective tranche was funded to the Company.  For the year ended December 31, 2009, the Company recorded accretion of the debt discount of approximately $962,000.  For the year ended December 31, 2008, there was no accretion of the debt discount.

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

The Vey Associates Convertible Note contains customary anti-dilution provisions and the Company has agreed that it will use its best efforts to register for resale the shares with the Securities and Exchange Commission all shares to be issued under the Vey Associates Convertible Note.

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

Approval for Additional Shares

The Articles of Incorporation of the Company provides for 175,000,000 of which 127,364,064 were issued and outstanding as of December 31, 2009.  At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey and Vey Associates as required upon full conversion of notes and exercise of options and warrants.  The Company intends to seek approval of its shareholders for an amendment to its Articles of Incorporation to increase its authorized shares by at least an amount necessary to cover its share issuance obligations at its next annual shareholders’ meeting.  Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

Rucks and Mitchell

Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”).  William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share.  The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 mature on and are payable on May 31, 2010. The two $300,000 convertible notes mature on and are payable on May 31, 2010. The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

4. Debt Obligations (continued)

common stock.  The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only.  As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrants range from $0.30 to $0.35 per share.

Pursuant to the Rucks Convertible Note and the Mitchell Convertible Note, Rucks and Mitchell were granted the option to convert the unpaid principal balance and accrued unpaid interest on their notes into Shares of the Company. The respective conversion prices are subject to adjustment under certain circumstances.  The issuance of the New Vey Convertible Note triggered such an adjustment. At the request of the Company, Rucks and Mitchell have agreed to waive their rights to have the conversion price set forth in their respective convertible notes adjusted effective for periods from October 23, 2006 to June 30, 2010.

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

Interest Expense

Interest expense consists of the following (in thousands):

	Year ending	Year ending
	December 31, 2009	December 31, 2008
Interest expense on principal	$698	$637
Non-cash amortization of debt discount, convertible notes	3,402	45
Total	$4,100	$682

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

The Company ceased to declare preferred stock dividends as of January 1, 2001 on the issued and outstanding series of the Class A Convertible Preferred Stock. Cumulative but undeclared dividends on the Series A Preferred Stock at December 31, 2009, equaled $1,080,000 or $2.16 per share compared to at December 31, 2008 which equaled $960,000 or $1.92 per share.  To the extent such dividends are declared and paid, they will then be reflected appropriately in the Company’s financial statements.

Common Stock Issuances

Issuance of Stock for Professional Services:

During 2009, the Company issued 629,419 shares of its common stock to a consultant in lieu of approximately $47,000 cash compensation for professional services rendered during 2009 and 2008.

In addition, the Company issued 450,000 shares of its common stock to Marco A. Emrich, the Company’s former President and CEO, who resigned his positions at the Company effective September 17, 2008.  Under the terms of the separation agreement dated January 31, 2009, Mr. Emrich was entitled to receive, in addition to certain cash compensation, 450,000 shares of unrestricted common stock at a fair market value of $0.07 per share or $31,500.  The shares were granted effective December 31, 2008 and were issued in 2009.

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

Issuance of Stock Pursuant to Employee Stock Purchase Plan:

During 2009, the Company issued a total of 25,046 shares of its common stock to employees for common stock purchased through its Employee Stock Purchase Plan.  The purchase was valued at approximately $2,700.  The plan provides employees the option to purchase common stock at a 15% discount to its fair market value.  The Company recorded $470 of compensation expense related to the common stock purchases.  The Company has temporarily suspended the employee stock purchase plan as it searches for a new plan administrator to oversee the program.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

5. Stockholders’ Equity (continued)

During 2008, the Company issued a total of 52,210 shares of its common stock to employees for common shares purchased through its Employee Stock Purchase Plan. The purchase was valued at approximately $8,400. The plan provides employees the option to purchase common stock at a 15% discount to its fair market value. The Company recorded $1,486 of compensation expense related to the common stock purchases.

Grant of Stock Pursuant to Employee 401k Plan:

During 2008, the Company made its fiscal 2008 matching contribution through the issuance of a total of 258,363 shares of its common stock to the 401(k) benefit plan trustee for the benefit of plan participants. The contribution was valued at approximately $44,000.

Stock Option Exercises:

During 2008, 58,791 shares of the Company’s common stock were issued due to the exercise of employee common stock purchase options. The Company received proceeds of approximately $9,000 related to the option exercises.  During 2009, there were no exercises of common stock purchase options.

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

The Company did not enter into any private placement transactions during the fourth quarter of 2008 or the year ended December 31, 2009.

Registration Rights Agreements

For the 2008 private placements of common stock, the Company did not register the issuance of the shares of common stock to the accredited investors with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act.  The Company and the accredited investors entered into a registration rights agreements pursuant to which the Company agreed to register for resale the shares issued to the accredited investors. Under the registration rights agreements, the Company agreed to use its best efforts to cause the registration statement to be declared effective under the Securities Act as soon as reasonably practicable and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreements and therefore, the investors in the private placements are not entitled to receive any additional benefit if the registration does not occur.

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

Options

Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between January 2010 and August 2016.  All options were granted at or above the fair market value of the underlying common stock on the grant date.  Transactions under these Plans were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,317,743	$0.54	3.56	$0
Canceled or expired	(998,500)	0.83
Granted	—	—
Exercised	(58,791)	0.15
Outstanding at December 31, 2008	3,260,452	0.46	3.11	0
Canceled or expired	(513,854)	1.11
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2009	2,746,598	$0.33	3.52	$0

Exercisable at Year-end	Options	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

2008	3,190,452	$0.15 to $5.13	$0.46	3.09	$0
2009	2,686,598	$0.15 to $5.13	$0.34	3.51	$0

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

6. Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Ranges			Total
Range of exercise prices	$0.15 to $1.03	$1.72	$3.16 to $5.13	$0.15 to $5.13
Options outstanding	2,668,598	25,000	53,000	2,746,598
Weighted average remaining contractual life (years)	4.51	.85	.27	3.52
Weighted average exercise price	$0.26	$1.72	$3.33	$0.33
Exercisable	2,608,598	25,000	53,000	2,686,598
Weighted average exercise price	$0.26	$1.72	$3.33	$0.34

The Company estimates the fair value of common stock options at the grant date by using the Black-Scholes option-pricing model.

During 2009 and 2008, there were no common stock options or incentive options granted to employees of the Company.

Shares reserved for future issuance of common stock under the 2000 Incentive Stock Option Plan approximate 22,726,215 as of December 31, 2009.

Warrants

Warrants outstanding have been granted to Officers, Directors, stockholders and others to purchase common stock at prices ranging from $0.07 to $1.21 per share and expiring between February 2010 and December 2012.   The summary of warrant activity for 2009 and 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	9,796,845	$0.76	1.51	$0
Canceled or expired	(2,920,300)	1.66
Granted	15,803,145	0.11
Exercised	—	—
Outstanding at December 31, 2008	22,679,690	0.19	2.25	126,274
Canceled or expired	(342,000)	1.66
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2009	22,337,690	$0.17	1.48	$126,274

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

6. Stock Options and Warrants (continued)

Exercisable at Year-end	Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
2008	22,491,875	$0.07 to $2.50	$0.18	2.25	$126,274
2009	22,337,690	$0.07 to $1.21	$0.17	1.48	$126,274

The following table summarizes information about common stock warrants outstanding at December 31, 2009:

	Ranges			Total
Range of exercise prices	$0.07 to $0.35	$0.51 to $0.91	$1.03 to $1.21	$0.07 to $1.21
Outstanding	21,966,720	214,570	156,400	22,337,690
Weighted average remaining contractual life (years)	1.48	2.06	1.11	1.48
Weighted average exercise price	$0.16	$0.72	$1.12	$0.17
Exercisable	21,966,720	214,570	156,400	22,337,690
Weighted average exercise price	$0.16	$0.72	$1.12	$0.17

The Company estimates the fair value of common stock warrants at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008: no dividends paid for all years; average expected volatility range: 161%; risk-free interest rates of: 1.28%; contractual term of 4.00 years.

During 2009, the Company did not issue any warrants.

In 2008, the Company issued 12,627,390 warrants to purchase common stock to David Vey and 2,777,777 warrants to purchase common stock to William Rucks in conjunction with various debt refinancings as fully described in Note 4.  Additionally, during 2008, 397,978 warrants to purchase common stock were issued to investors of the common stock private placements as fully described in Note 5.

All warrants issued and outstanding are classified in equity.

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

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

7. Contingencies (continued)

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

On September 28, 2006, SEDONA filed a civil action lawsuit against Open Solutions Inc. (OSI), in Montgomery County Court in Pennsylvania for breach of a software license agreement entered into between the parties in May, 2002.  In the lawsuit, the Company alleges that since September 2004, OSI has failed to pay royalty payments required under the parties’ master software license and services agreement for licensed products and services sold by OSI to its customers.  OSI removed the case to federal court and successfully moved for a change in venue from the United States District Court for the District of Pennsylvania to the United States District Court for the District of Connecticut.  SEDONA filed an amended complaint after the case was transferred to the District of Connecticut, case no. 3:07-cv-171.  In its amended complaint, SEDONA seeks a declaration and damages relating to OSI’s failure to pay royalties under the agreement for its sales of the cView product operating on the .NET platform and for breach of the agreement’s confidentiality provision.  OSI served an amended answer with counterclaims asserted against SEDONA for declaratory relief and breach of contract.  Discovery was completed and each party has moved for summary judgment. The parties participated in oral argument before the Court concerning the summary judgment motions on September 19, 2008.

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

Under the agreement, Vey Associates committed to advance up to $750,000 to SEDONA to pay fees and expenses in connection with the litigation. Any proceeds received from the settlement, verdict or other conclusion of the litigation would be first applied to repay Vey Associates and SEDONA for expenses incurred. Thereafter, SEDONA would receive twenty-five (25%) percent of any proceeds and Vey Associates would receive seventy-five (75%) percent of the proceeds. In the event that SEDONA was unsuccessful in the litigation and did not receive any litigation proceeds, it would have no obligation to repay any sums to Vey Associates. All amounts advanced by Vey Associates to SEDONA accrued interest at a rate of ten (10%) percent per year.

In a ruling filed August 19, 2009, as more fully described in Note 4, the court denied SEDONA’s motion for summary judgment.  In accordance with the terms of the litigation support agreement, the Company had no obligation to repay any sums to Vey Associates and reclassified approximately $846,000 of principal and accrued interest to additional paid in capital.

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

In 2009, the Company has accrued approximately $34,000 as a matching contribution for all eligible SEDONA employees.

In 2008, the Board approved a matching contribution, after plan forfeitures, of its common stock which was valued at approximately $44,000 or $0.17 per share and resulted in the issuance of 258,363 shares of the Company’s common stock in 2008 to the plan’s trustee for the benefit of plan participants.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

10. Commitments

Employment agreements

The Company has employment agreements with certain key employees, which expire at various dates through 2006, however, the agreements have automatic renewal provisions, which allow the contracts to continue from year-to-year until either party gives notice to the other, at least six months prior to expiration. The agreements provide for minimum salary levels, plus any additional compensation as directed by the Board of Directors.  As of March 26, 2010, the agreements remained in full effect.

Severance agreement

Effective January 31, 2009, the Company entered into a separation agreement with Marco Emrich, the Company’s former President, Chief Executive Officer and Director of the Company.  Marco Emrich resigned his positions at the Company effective September 17, 2008.  Under the terms of the separation agreement, Mr. Emrich received a total of $63,176 for services to the Company through and including September 17, 2008.  The Company also paid Mr. Emrich severance based on three month’s salary, totaling $56,250.  The wages and severance amounts are paid to Mr. Emrich on a biweekly basis over a one year period ending in 2010.

In addition, in lieu of cash compensation for accrued vacation, the Company granted Mr. Emrich 450,000 shares of unrestricted common stock.  The fair value of these shares was determined to be $31,500 based on the closing price of the Company’s common stock as of January 31, 2009.  These shares were subsequently issued in March 2009.  The Company also paid for the cost of six months of medical, dental and vision coverage for Mr. Emrich and his spouse.  As of December 31, 2009 and 2008, the Company had accrued severance expense of approximately $2,300 and $159,000, respectively, under this agreement.

Mr. Emrich also agreed to act as a consultant to the Company, on a limited basis, should the Company require his services through December 31, 2009, however, no services were required.

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

The Company also has a software delivery and customer care office located in Minnesota.  Effective May 1, 2009, the Company entered into a lease for an 894 square foot facility in Plymouth, Minnesota.  The

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

10. Commitments (continued)

lease commenced on May 1, 2009 and expires April 30, 2011.  The initial base annual rent is $7,020 per year or $7.85 per sq. ft. plus an escalation charge of 3.4%.  The Company shall have the option to renew its lease for two (2) years by providing nine (9) months written notice to the Landlord, prior to the lease expiration.

Future minimum lease payments under these lease obligations total $86,000 and are all due per the table below (in thousands):

	2010	2011	2012	Total
Corporate Headquarters	$77	—	—	$77
Plymouth, MN	$7	$2	—	$9
Total	$84	$2	—	$86

Rent expense for 2009 and 2008 was $99,000 and $92,000, respectively.

11.  Other Accrued Liabilities

Other accrued liabilities comprise the following (in thousands):

	Year ending December 31,
	2009	2008
Accrued payroll, benefits and severance	$78	$294
Accrued rent	4	6
Accrued fees and other expenses to Directors for professional services and other expenses	228	260
Note payable, general insurance	48	53
Accrued interest on debt obligations	1,229	602
Accrued OSI litigation expenses, including accrued interest	—	798
Miscellaneous	35	40
Total	$1,622	$2,053

12. Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses for the years ended December 31, 2009 and 2008, and the Company has provided a valuation allowance against all net operating loss carryforwards.

At December 31, 2009 and 2008, the Company had a recorded net deferred tax asset of approximately $28,700,000 and $26,900,000, respectively, which is primarily related to net operating loss carryforwards for federal and state income tax purposes and certain other current deferred income tax items totaling $223,000 and $551,000, respectively.  The Company provided valuation allowances for the full amount of the deferred tax assets as the Company believes sufficient uncertainty exists regarding its realization.  The valuation allowance increased by approximately $2,200,000 and $1,100,000 for the years ended December 31, 2009 and 2008, respectively.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

At December 31, 2009 and 2008, the Company had approximately $72,000,000 and $66,000,000, respectively, in federal net loss carryforwards that expire in various years through 2029.  Additionally, the Company has approximately $47,000,000 and $44,000,000 respectively, of state net operating loss carryforward that expire in various years beginning in 2010 through 2017.

The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the Internal Revenue Service Code, Section 382. Such limitations may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

ASC Topic 740 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.

As of December 31, 2007, the Company had accrued $37,000 for unrecognized tax benefits. Upon adoption of the uncertain tax position guidance in ASC Topic 740, the Company did not identify any additional uncertain tax positions that the Company did not believe met the recognition threshold under ASC Topic 740 which is more likely than not to be sustained upon examination.  Because the uncertain tax positions had not been utilized and had a full valuation allowance established, the adoption of the uncertain tax position guidance in ASC Topic 740 had no net impact on the Company’s consolidated results of operations and financial position.  All uncertain tax positions relate to unrecognized tax benefits that would not impact the effective tax rate when recognized.

The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended December 31, 2009 were as follows:

Total
(In thousands)
Balance at January 1, 2009	$2
Settlements / lapses in statutes of limitation	—
Balance at December 31, 2009	$2

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  Tax years 2006 and forward remain open for examination for federal tax purposes and tax years 2005 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2009 will remain subject to examination until the respective tax year is closed.

SEDONA Corporation and Subsidiary

Notes to Consolidated Financial Statements

13.  Major Customer Transactions and Geographic Information

Major Customers

Since one of the Company’s primary sales strategies is to utilize an indirect sales model, i.e., the Company distributes its products through its channel partners, the Company’s revenues are derived from a limited number of partners.  Consequently, any partner may account for more than 10% of the total revenue derived during any given year.

License and service revenues fluctuate as they are dependent upon many variables including the delivery requirements, size and complexity of the transaction with our customers.

As of December 31, 2009 and 2008, the Company had obtained net revenues from significant customers/and distribution partners as follows:

	2009	2008
Channel Partner A	27%	29%
Channel Partner B	13%	—

As of December 31, 2009 and 2008, the Company had accounts receivable from significant customers/partner accounts as follows:

	2009	2008
Channel Partner A	31%	28%
Channel Partner B	69%	45%

Substantially, all of the Company’s revenues are earned from customers in the United States.

14.  Subsequent Events

Financing with Vey Associates

Subsequent to December 31, 2009, the Company received an additional $225,000 in proceeds from Vey Associates increasing the outstanding balance on this loan to $1,850,000 as of April 15, 2010.

Conversion of Debt to Equity

In March 2010, the Company and its current Debt Holders have reached an agreement in principal with respect to the total outstanding debt obligations and accrued interest due, which approximates $9,600,000 as of December 31, 2009.  The Company has presented the Debt Holders with terms to convert the total outstanding debt obligations and accrued interest due, from debt to equity through the issuance of Company Preferred Stock.  The Company anticipates executing documentation related to this transaction on or before June 30, 2010, however, there can be no assurances that the transaction will be completed until documents are executed.