Form 10-Q
period 2010-03-31
SEDONA CORP
filed 2010-05-17
CIK 764843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[✓]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[  ]  No [✓].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[  ]  No[✓].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  YES[  ] NO [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES[  ]  NO [✓].

As of May 10, 2010, there were 127,364,064 shares outstanding of the registrant’s common stock, par value $0.001 per share.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SEDONA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 30	$ 37
Accounts receivable	421	345
Prepaid expenses and other current assets	45	74
Total current assets	496	456
Accounts receivable, non-current	679	638
Property and equipment, net	10	12
Other non-current assets	3	3
Total non-current assets	692	653
Total assets	$ 1,188	$ 1,109

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt, net of discount	$ 8,470	$ 8,332
Accounts payable	646	622
Accrued litigation expenses	702	699
Accrued expenses and other current liabilities	1,869	1,622
Deferred and unearned revenue	807	914
Total current liabilities	12,494	12,189
Deferred and unearned revenue	679	638
Total long-term liabilities	679	638
Total liabilities	13,173	12,827

Stockholders’ (deficit):
Class A convertible preferred stock (liquidation preference $1,000)
Authorized shares – 1,000,000
Series A, par value $2.00, Issued and outstanding shares – 500,000	1,000	1,000
Common stock, par value $0.001
Authorized shares -175,000,000, Issued and outstanding shares –	127	127
127,364,064 and 127,364,064 in 2010 and 2009, respectively
Additional paid-in-capital	73,246	73,156
Accumulated deficit	(86,358)	(86,001)
Total stockholders’ deficit	(11,985)	(11,718)
Total liabilities and stockholders’ deficit	$ 1,188	$ 1,109

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product licenses	$108	$98
Services	236	206
Total revenues	344	304

Cost of revenues:
Services	75	96
Total cost of revenues	75	96
Gross profit	269	208

Expenses:
General and administrative	180	332
Sales, marketing and customer services	109	263
Research and development	88	75
Total operating expenses	377	670
Loss from operations	(108)	(462)

Other expense:
Interest expense	(249)	(815)
Total other expense	(249)	(815)
Net loss	(357)	(1,277)
Deemed dividends applicable to preferred stockholders	(30)	(30)
Loss applicable to Common Stockholders	$(387)	$(1,307)

Basic and diluted net loss per share applicable to common shares	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	127,364,064	101,344,804

See accompanying notes to condensed consolidated financial statements

SEDONA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net cash used in operating activities	$(157)	$(621)

Financing activities:
Proceeds from issuance of short-term note	150	600
Net cash provided by financing activities	150	600
Net decrease in cash and cash equivalents	(7)	(21)
Cash and cash equivalents, beginning of period	37	34
Cash and cash equivalents, end of period	$30	$13

See accompanying notes to condensed consolidated financial statements

Supplemental Disclosures of Cash Flow Information

Cash paid during period for interest	$1	$1

Supplemental Disclosures of Non-Cash Financing Activities

Beneficial conversion on debt issuance	$90	$360

SEDONA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note #1: Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements are unaudited and include the accounts of SEDONA Corporation and subsidiaries (“SEDONA” or the “Company”).  All significant intercompany transactions and balances have been eliminated.

In the opinion of Management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and changes in cash flows of the Company in accordance with accounting principles generally accepted in the United States.  The results of operations experienced for the three month period ended March 31, 2010 are not necessarily indicative of the results to be experienced for the year ending December 31, 2010.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2009 annual financial statements included in the Company’s Annual Report on Form 10-K filed on April 15, 2010.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence.  In addition to the net loss of $357,000 for the three months ended March 31, 2010, the Company has incurred substantial losses since its inception.  In addition, the Company has negative working capital of $11,998,000 and stockholders’ deficit of $11,985,000 as of March 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.

Presently, our revenues are not sufficient to meet our operating and capital expenses and we have approximately $8,515,000 of convertible and non-convertible debt obligations which becomes due on May 31, 2010.  In March 2010, the Company and its current debt holders have reached an agreement in principle to convert the total outstanding debt obligations and accrued interest due to equity through the issuance of Company Preferred Stock.  The Company anticipates executing documentation related to this transaction on or before June 30, 2010, however, there can be no assurances that the transaction will be completed until documents are executed.

As stated above, there is substantial doubt about our ability to continue as a going concern since the continuation of our business is dependent upon developing increased market acceptance of our products and achieving a profitable level of operations and successfully negotiating with our lenders to either convert outstanding debt to equity or refinance or extend the maturity dates of the existing debt.  In addition, we will continue to pursue obtaining additional financing (both short and long-term) to meet future working capital requirements.

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

Note #2:  Property and Equipment

Property and equipment consists of the following (in thousands):

	Three Months Ending	Year Ending
	March 31,	December 31,
	2010	2009

Machinery and equipment	$83	$83
Leasehold improvements	15	15
Purchased software for internal use	35	35
	133	133
Less accumulated depreciation and amortization	123	121
	$10	$12

Note #3:  Major Customer Transactions and Geographic Information

Since a portion of the Company’s sales are derived from our relationships with our strategic business partners, the Company’s accounts receivable and revenues are derived from a limited number of customers or partners.  Consequently, the Company’s trade accounts receivables and revenues are generally concentrated and any customer/partner may account for more than 10% of the total accounts receivable or revenue derived during any given quarter.

For the three months ended March 31, 2010 and 2009, the Company had obtained net revenues from significant customers/OEM distribution partners as follows:

	March 31, 2010	March 31, 2009
Distribution partner A	24%	27%
Distribution partner B	16%	11%

As of March 31, 2010 and December 31, 2009, the Company had accounts receivable from significant customers/OEM accounts as follows:

	March 31, 2010	December 31, 2009
Distribution partner A	25%	31%
Distribution partner B	73%	69%

Substantially, all of the Company’s revenues are from customers in the United States and all long-lived assets are located in the United States.

Note # 4:  Earnings per Share

Earnings per Share requires a dual presentation of basic and diluted earnings/loss per common share.  Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted loss per common share is computed assuming the conversion of common stock equivalents when dilutive.  For the quarter ended March 31, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 19,748,217 shares of common stock, preferred stock and debt convertible into 140,210,788 common shares, and options to 2,692,348 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.  For the quarter ended March 31, 2009, the Company’s common stock equivalents, consisting of warrants to purchase 22,622,690 shares of common stock, preferred stock and debt convertible into 132,404,529 common shares, and options to 3,119,598 shares of common stock issued under the 2000 Incentive Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.

Note # 5:  Litigation

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

Note #6: Debt Obligations

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Oak Harbor note	$1,040	$1,040
Consolidated convertible note with David Vey, dated December 31, 2008, net of discount of $20 at December 31, 2009	4,100	4,080
Convertible notes with William Rucks	1,000	1,000
Convertible note with Vey & Associates, net of discount of $45 and $13 at March 31, 2010 and December 31, 2009, respectively	1,730	1,612
Convertibles notes with Rucks & Mitchell	600	600
Total debt obligations	8,470	8,332
Less current maturities	(8,470)	(8,332)
Long-term debt	$-	$-

The Company has entered into the following financing agreements to provide working capital with Mr. David R. Vey, Chairman of the Board of Directors.

David Vey and Oak Harbor

Oak Harbor Note

As part of a refinancing of certain obligations to Oak Harbor Investment Properties LLC (“Oak Harbor”), the Company issued a promissory note to Oak Harbor dated as of August 17, 2006 in the principal amount of $1,040,402 (the “Oak Harbor Note”).  Oak Harbor is a limited liability company in which David Vey and Richard T. Hartley are managing members. The Oak Harbor Note has a maturity date of May 31, 2010, at which time all outstanding principal and interest are due.  The Oak Harbor Note bears interest at a rate of eight percent (8%) per year.

Convertible Note

As part of a refinancing agreement with David R Vey entered into on December 31, 2008, the Company issued to Mr. Vey a consolidated secured convertible promissory note, dated as of December 31, 2008, in the principal amount of $4,100,000 (the “New Convertible Note”).  The New Convertible Note has a maturity date of May 31, 2010, unless theretofore converted, and bears interest at the rate of eight percent (8%) per year, which interest will be due upon maturity. Mr. Vey has the option to convert, at any time, all or part of the unpaid principal and accrued but unpaid interest of the New Convertible Note into shares of Company common stock at a conversion price of $0.05 per share.  The number of shares which would be issuable upon the conversion of the $4,100,000 principal balance of the New Convertible Note is presently 82,000,000. The New Convertible Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement between Mr. Vey and the Company, dated as of October 23, 2006.

Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $2,460,000.  The Company began accreting this debt discount to interest expense over the original one year term of the New Convertible Note, commencing January 1, 2009.  For the three months ended March 31, 2010 and March 31, 2009, the Company recorded accretion of the debt discount of approximately $20,000 and $587,000, respectively. As of March 31, 2010, the debt discount has been fully accreted.

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

The first installment of this financing agreement was not received until January 2009.  As of March 31, 2010, the outstanding balance on this loan was $1,775,000.

Since the fair value of the Company’s common stock was $0.08 per share on December 31, 2008, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price was $.03 per share.  The Company began accreting this debt discount to interest expense over the original one year term of the New Loan, beginning on the date each respective tranche was funded to the Company.  For the three months ended March 31, 2010 and March 31, 2009, the Company recorded accretion of the debt discount of approximately $58,000 and $61,000, respectively.

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

Cross Default Provisions of the Notes

The notes payable to Mr. Vey, Vey Associates and Oak Harbor (the “Notes”) contain cross default provisions.  Consequently an event of default under any of the Notes would constitute an event of default under each of the Notes.  An event of default under the Notes will also have occurred if a default occurs under any other loan, extension of credit, security right, instrument, document, agreement or obligation from the Company to Vey or Oak Harbor.

Approval for Additional Shares

The Articles of Incorporation of the Company provides for 175,000,000 of which 127,364,064 were issued and outstanding as of March 31, 2010.  At the present time, the Company does not have sufficient authorized shares to issue all of the shares to Mr. Vey and Vey Associates as required upon full conversion of notes and exercise of options and warrants.  Mr. Vey and Vey Associates have agreed to refrain from converting any notes or exercising any options or warrants which they respectively hold until the Company has a sufficient number of authorized shares in exchange for an agreement by the Company to allow Vey Associates to pledge the Vey Associates Convertible Note or Mr. Vey to pledge the New Convertible Note in the future.

Rucks and Mitchell

Charles F. Mitchell (“Mitchell”) extended a loan to the Company, which was evidenced by a convertible promissory note dated May 31, 2006, in the principal amount of $300,000, with a conversion price of $0.20 per share (the “Mitchell Convertible Note”).  William Rucks (“Rucks”) extended several loans to the Company which were evidenced by the following convertible promissory notes: (i) note dated July 1, 2005 in the principal sum of $250,000; (ii) note dated August 2, 2005 in the principal sum of $250,000; and (iii) $500,000 note dated September 29, 2005 and (iv) a note in the amount of $300,000 dated May 31, 2006 (collectively the “Rucks Notes”). The Notes designated as (i), (ii), and (iii) each had a conversion price of $0.18 per share, while the note designated as (iv) had a conversion price of $0.20 per share.  The Notes designated as (i), (ii), and (iii), in the total sum of $1,000,000 mature and are payable on May 31, 2010.  The two $300,000 convertible notes also mature and are payable on May 31, 2010.  The convertible notes bear interest on the principal outstanding at a rate of 8% per year, annually in arrears, from the date of the convertible notes until the earlier of maturity or the date upon which the unpaid balance is paid in full or is converted into shares of common stock.  The investors may, at their option, at any time after each loan, elect in writing to convert all or a designated part of the unpaid principal balance, together with the accrued and unpaid interest, of each convertible note into shares. The conversion price for principal is protected by full-ratchet anti-dilution, with the exemption of stock and stock options issued to the Company’s employees and directors only.  As additional consideration, the investors shall be granted one (1) four-year warrant for every two (2) shares able to be converted. The exercise prices of the warrants range from $0.30 to $0.35 per share.

Pursuant to the Rucks Convertible Note and the Mitchell Convertible Note, Rucks and Mitchell were granted the option to convert the unpaid principal balance and accrued unpaid interest on their notes into Shares of the Company. The respective conversion prices are subject to adjustment under certain circumstances.  The issuance of the New Vey Convertible Note triggered such an adjustment. At the request of the Company, Rucks and Mitchell have agreed to waive their rights to have the conversion price set forth in their respective convertible notes adjusted effective for periods from October 23, 2006 through June 30, 2010.

Interest Expense

Interest expense consists of the following (in thousands):

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Interest expense on principal	$171	$167
Non-cash amortization of debt discount, convertible notes	78	648
Total	$249	$815

Note #7:  Related Party Transaction

David Vey and Oak Harbor

In addition, as more fully described in Note 6, the Company completed transactions with David R. Vey, the Company’s Chairman of its Board of Directors and CEO, and Oak Harbor, a Company in which Mr. Vey is a managing member, related to the consolidation and refinancing of certain indebtedness to David R. Vey.

Note # 8:  Stock Options & Warrants

The Company recorded compensation expense of $1,149 for share-based payments for each of the three month periods ended March 31, 2010 and March 31, 2009.  As of March 31, 2010, the total expense impact of the non-vested awards is approximately $2,700 and will be recognized over a weighted-average period of 0.61 years.

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

Options

Options outstanding under the 1992 Plan and the 2000 Plan have been granted to Officers, Directors, employees and others, and expire between July 2010 and August 2016.  All options were granted at or above the fair market value of the underlying common stock on the grant date.  Transactions under these Plans were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Value of remaining contractual terms (years)	Aggregate intrinsic value of in-the- money options
Stock Options:

Outstanding at December 31, 2009	2,746,598	$0.33	3.52	$ -

Canceled or expired	(54,250)	$2.28

Granted	-

Exercised	-

Outstanding at March 31, 2010	2,692,348	$0.29	3.82	$ -

Exercisable at March 31, 2010	2,652,348	$0.30	3.82	$ -

The following table summarizes information about stock options outstanding at March 31, 2010:

	Ranges			Total
Range of exercise prices	$0.15 to $1.03	$1.72	$3.19	$0.15 to $3.19

Options outstanding	2,642,348	25,000	25,000	2,692,348

Weighted average remaining contractual life (years)	4.44	0.60	0.28	3.82

Weighted average exercise price	$0.25	$1.72	$3.19	$0.29

Exercisable	2,602,348	25,000	25,000	2,652,348

Weighted average exercise price	$0.26	$1.72	$3.19	$0.30

Warrants

Warrants outstanding have been granted to Officers, Directors, Stockholders and others to purchase common stock at prices ranging from $0.07 to $1.21 per share and expiring between April 2010 and December 2012.  All warrants were granted at or above the fair market value of the underlying common stock on the grant date.  Transactions under the plan were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Value of remaining contractual terms (years)	Aggregate intrinsic value of in-the- money warrants
Warrants:
Outstanding at December 31, 22009	22,337,690	$ 0.17	1.48	$126,274
Canceled or expired	(2,589,473)	$ 0.32
Granted	-
Outstanding at March 31, 2010	19,748,217	$ 0.15	1.58	$-
Exercisable at March 31, 2010	19,748,217	$ 0.15	1.58	$-

The following table summarizes information about common stock warrants outstanding at March 31, 2010:

	Ranges			Total
Range of exercise prices	$0.07 to $0.33	$0.51 to $0.91	$1.03 to $1.21	$0.07 to $1.21
Outstanding	19,377,247	214,570	156,400	19,748,217
Weighted average remaining contractual life (years)	1.61	1.81	0.86	1.58
Weighted average exercise price	$0.14	$0.72	$1.12	$0.15
Exercisable	19,377,247	214,570	156,400	19,748,217
Weighted average exercise price	$0.14	$0.72	$1.12	$0.15

All outstanding warrants are classified in equity.

The Company estimates the grant date fair value of each common stock option and warrant to purchase common stock using the Black-Scholes option-pricing model.  There were no options or warrants issued during the three months ended March 31, 2010.

Note #9:  Recent Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation, to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting period that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which provides amendments to ASC 820, Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting period beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual period beginning after December 15, 2010. The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidation, and ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010.

The adoption of the pronouncements above did not have a material effect on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, Certain Arrangements that Include Software Elements, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company will implement the standard effective January 1, 2011. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations of financial condition.

In April 2010, the FASB issued ASU 2010-13, Topic 718, Compensation—Stock Compensation, which addressed the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company will implement the standard effective January 1, 2011.  The Company is currently evaluating the impact of the adoption of this ASU on its consolidated results of operations of financial condition.

Note #10:   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and short-term debt approximate fair value as a result of the immediate or short-term maturity of these financial instruments.  The carrying amounts of the Company’s long-term debt are also estimated to approximate fair value due to the effective interest rate being charged.

Note #11:  Subsequent Events

Financing with Vey Associates

Subsequent to March 31, 2010, the Company received an additional $225,000 in funding from Vey & Associates increasing the outstanding balance on this note to $2,000,000 as of May 17, 2010.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

See Condensed Consolidated Financial Statements beginning on page 5.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

SEDONA is a software application and services provider that develops and markets web-based, vertical Customer and Member Relationship Management solutions.  The Company has strategically targeted financial services organizations such as community and regional banks, credit unions, and savings and loans to market our leading CRM/MRM solutions.  The Company targets financial institutions with assets below $10 million, however, our products are easily implemented by financial institutions of any size. The Company offers flexible solutions to meet any budgetary requirements.  The Company’s CRM/MRM application solution enables financial services organizations to improve key performance metrics to strengthen their position in the market and obtain greater share of the customer’s wallet.

The Company licenses its CRM/MRM applications to software and services providers, who market, sell, distribute and support SEDONA’s technology either as a component of their total solution or as a stand-alone offering.  The Company is not an application service provider, however, SEDONA CRM/MRM can be deployed in an application service or software as a service environment through the Company’s channel distribution partners.

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

•      monthly subscription fees from ASP/SAAS sales by the Company or its distribution partners

Service license revenue includes:

•      professional services fees including set-up and installation fees, training and mapping fees

•      annual maintenance fees

The following is a discussion and analysis of the Company’s results of operations and financial condition for the three months ended March 31, 2010 and March 31, 2009 and should be read in conjunction with the Company’s audited financial statements as of December 31, 2009, along with the notes to those financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosures in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all unencumbered highly liquid investments with original maturities of three (3) months or less when purchased to be cash equivalents.  Cash and cash equivalents, which primarily consist of cash on deposit and money market funds, are stated at cost and approximate fair value.

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

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation, to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting period that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which provides amendments to ASC 820, Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting period beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual period beginning after December 15, 2010. The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidation, and ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010.

The adoption of the pronouncements above did not have a material effect on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, Certain Arrangements that Include Software Elements, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company will implement the standard effective January 1, 2011. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations of financial condition.

In April 2010, the FASB issued ASU 2010-13, Topic 718, Compensation—Stock Compensation, which addressed the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company will implement the standard effective January 1, 2011. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated results of operations of financial condition.

Results of Operations

The following is a discussion and analysis of the Company’s results of operations and financial condition for the three months ended March 31, 2010 and March 31, 2009 and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes related thereto for the three months ended March 31, 2010 and 2009.

Total Revenues

Total revenues for the three months ended March 31, 2010 and 2009 were $344,000 and $304,000, respectively.  Revenue from license fees and royalties totaled $108,000 and $98,000 for the three months ended March 31, 2010 and 2009, respectively.  Revenues from license fees and royalties increased $10,000 or 10% mainly due to an increase in SaaS license revenues. During the three months ended March 31, 2010, the Company recognized $236,000 in services revenue compared to $206,000 during the same three months in 2009.  Services revenues increased $30,000 or 15% during the three months ended March 31, 2010 due to an increase in demand for the Company’s expanded product offerings including sales force automation, incentive and call tracking system services, and advanced profitability management.

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

As of March 31, 2010, the Company has recorded a total of approximately $972,000 in current and non-current accounts receivable and associated deferred revenue for SaaS based subscription fees. This represents a 39% increase over the approximately $698,000 reported as of March 31, 2009.

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

As a percentage of services revenue, cost of revenues related to services was 32% of service revenue or $75,000 for the three months ended March 31, 2010.  In comparison, cost of sales equaled 47% of service revenue or $96,000, for the three months ended March 31, 2009.  The decrease in cost of sales is the result of lower support cost.  During the three months ended March 31, 2009, the Company upgraded its clients to a new version of its CRM/MRM software which resulted in additional support cost as clients became acclimated to the latest features and functionalities of the software.  In comparison, cost of sales decreased in the three months ended March 31, 2010 as users became more proficient with the latest version of the software.

Operations

Total operating expenses decreased 44% or $293,000 to $377,000 in the three months ended March 31, 2010, compared to $670,000 reported in the three months ended March 31, 2009.  The decrease in expenses was generally attributable to decreases in marketing and sales related expenses.

General and administrative expenses were $180,000 or 46% lower than the $332,000 reported in three months ended March 31, 2009 primarily due to lower professional services fees for business consulting, legal and investor relations services.  In addition, the Company also restructured its employee health plan and recognized savings of approximately $25,000 during the three months ended March 31, 2010.

The Company’s sales, marketing and customer services expenses decreased 59% or $154,000 to $109,000 compared to the $263,000 reported for the three months ended March 31, 2009.  The Company significantly increased its sales and marketing expenses by expanding its staff, increasing program expenses and designing and launching a new corporate website. Comparatively, for the three months ended March 31, 2010, sales and marketing expenses decreased as many of the cost incurred in the prior year represented non-recurring program costs.  In addition, later in 2009, the Company streamlined its staff while not impacting its sales and marketing efforts.

The Company’s research and development expenses increased $13,000 or 17% to $88,000 compared to the $75,000 reported for the three months ended March 31, 2009.  Research and development expenses are shown net of cost of sales.  Overall research and development expenses remained constant; the shift in total expenses was due to a decrease in the cost of sales offset by savings in health insurance and outside consulting fees.

As of March 31, 2010, the Company had twelve full-time employees and one-part time employee.  In addition, the Company hires consultants, where applicable, to augment its staffing needs.  As of March 31, 2010, the Company had five consultants engaged in various duties throughout the organization.

Other Expenses

Total interest expense for the three months ended March 31, 2010 decreased to $249,000 compared to $815,000 reported in the three months ended March 31, 2009.  The decrease in interest expense is primarily related to approximately $570,000 of lower non-cash interest charges related to the accretion of debt discount on convertible notes for the three months ended March 31, 2009, as fully explained in Note 6.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents decreased to $30,000 compared to the December 31, 2009 amount of $37,000. For the three months ended March 31, 2010, the cash flows from operating activities resulted in a net use of cash of $157,000 compared to $621,000 for the three months ended March 31, 2009. The savings in net cash used in operations for the three months ended March 31, 2010, was primarily related to savings in business consulting costs, payroll and legal costs.

For the three months ended March 31, 2010, the cash flows from financing activities resulted in net cash provided by financing activities of $150,000.  The Company received $150,000 in proceeds from Vey Associates under the convertible note agreement.  The $150,000 represents installment payments on the December 31, 2008 agreement to provide up to $2,250,000 in financing to the Company.

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

In addition to the net loss of $357,000 for the three months ended March 31, 2010, the Company has incurred substantial losses from operations since its inception.  In addition, the Company has negative working capital of $11,998,000 and stockholders’ deficit of $11,985,000 as of March 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern

Presently, our revenues are not sufficient to meet our operating and capital expenses and as explained above, we have approximately $8,515,000 of convertible and non-convertible debt obligations which becomes due on May 31, 2010.  In March 2010, the Company and its current debt holders have reached an agreement in principle to convert the total outstanding debt obligations and accrued interest due to equity through the issuance of Company Preferred Stock.  The Company anticipates executing documentation related to this transaction on or before June 30, 2010, however, there can be no assurances that the transaction will be completed until documents are executed.

As stated above, there is substantial doubt about our ability to continue as a going concern since the continuation of our business is dependent upon developing increased market acceptance of our products and achieving a profitable level of operations and successfully negotiating with our lenders to either convert outstanding debt to equity or refinance or extend the maturity dates of the existing debt. In addition, we will continue to pursue obtaining additional financing (both short and long-term) to meet future working capital requirements.

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

During the three months ended March 31, 2010, there were no significant changes in the Company’s internal controls or other factors that occurred which had significantly affected or could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings – None not previously reported.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – None not previously reported.

Item 3 -	Default Upon Senior Securities - None

Item 4 -	Submission of Matters to a Vote of Security Holders - None

Item 5 -	Other Information

Item 6 -	Exhibits

	Exhibit 31.1* -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2* –	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1* –	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2* –	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thereunto duly authorized.

SEDONA CORPORATION

DATE: May 17, 2010	/S/David R. Vey
David R. Vey
Chief Executive Officer

DATE: May 17, 2010	/S/Anita M. Primo
Anita M. Primo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith